Form 10-Q
period 1995-12-31
ELECTRONIC CLEARING HOUSE INC
filed 1996-02-13
CIK 721773

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995       Commission File Number: 0-15245



                ELECTRONIC CLEARING HOUSE, INC.
            (Exact name of Registrant as specified in its charter)


                 NEVADA                           93-0946274
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)



28001 DOROTHY DRIVE, AGOURA HILLS, CALIFORNIA                        91301

(Address of principal executive offices)                        (Zip Code)


            Registrant's telephone number, including area code: (818) 706-8999


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  .   No     .


     At December 31, 1995, 11,296,804 shares of common stock, .01 par value, of the Registrant were outstanding.

Total Sequential Pages: 13









                        ELECTRONIC CLEARING HOUSE, INC.


                                     INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION                             3


               Consolidated Balance Sheet                   4

               Consolidated Statement of Operations         5

               Consolidated Statement of Cash Flows         6

               Notes to Consolidated Financial Statements   7

               Management's Discussion and Analysis of
               Financial Condition and Results of                8
               Operations



PART II.  OTHER INFORMATION                                 11


          SIGNATURES                                        13
                        PART I.  FINANCIAL INFORMATION



                         ITEM 1.  Financial Statements


                        ELECTRONIC CLEARING HOUSE, INC.
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                      December 31    September
30
                                                         1995          1995
                                                      (Unaudited)     Audited
          . . . . . . . . . . . . . . . . . . . .
Current assets:
     Cash and cash equivalents. . . . . . . . . .    $  306,000    $   97,000
     Restricted cash. . . . . . . . . . . . . . .       294,000       313,000
     Accounts receivable less allowance of $824,000     920,000       707,000
     Inventory. . . . . . . . . . . . . . . . . .       560,000       393,000
     Prepaid expenses and other assets. . . . . .        18,000        16,000
     Notes receivable from stockholders and
     related parties. . . . . . . . . . . . . . .       195,000     1,721,000

          Total current assets. . . . . . . . . .     2,293,000     1,721,000

Noncurrent assets:
     Property and equipment, net .. . . . . . . .     1,516,000     1,430,000
     Real estate held for investment. . . . . . .       336,000       336,000
     Other assets, net. . . . . . . . . . . . . .       576,000       576,000

          . . . . . . . . . . . . . . . . . . .      $4,721,000    $4,063,000


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current portion of
     long-term debt . . . . . . . . . . . . . .     $   821,000    $  831,000
     Accounts payable . . . . . . . . . . . . . .       655,000       245,000
     Accrued expenses . . . . . . . . . . . . . .     1,045,000       764,000

          Total current liabilities . . . . . . .     2,521,000     1,840,000

Long-term debt  . . . . . . . . . . . . . . . . .       725,000       724,000

          Total liabilities . . . . . . . . . . .          3,246,000  2,564,000


Stockholders' equity:
     Convertible Preferred stock, $.01 par value, 5,000,000 shares authorized:
     Series "A", 2,500 shares issued and outstanding:
     Series "D", 1,562 shares issued and outstanding:
     Series "H", 23,511 shares issued and outstanding:
     Common Stock, $.01 par value, 20,000,000 shares authorized:
     11,296,804 and 11,046,804 shares issued; 11,290,563
     and 11,040,563 shares outstanding. . . . . .       113,000       110,000
     Additional paid-in capital . . . . . . . . .    10,821,000    10,724,000
     Accumulated deficit  . . . . . . . . . . . .    (9,459,000)   (9,336,000)

          Total stockholders' equity  . . . . . .     1,475,000     1,499,000

          . . . . . . . . . . . . . . . . . . .      $4,721,000    $4,063,000




         See accompanying notes to Consolidated Financial Statements.




                        ELECTRONIC CLEARING HOUSE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Three Months
                                                        Ended December 31
                                                        1995         1994
                                                           (Unaudited)
        . . . . . . . . . . . . . . . . . . . .
Revenues:
    Bankcard processing revenue . . . . . . . .     $2,409,000    $1,836,000
    Terminal sales and lease revenue  . . . . .        401,000     3,242,000
    Check guarantee fees  . . . . . . . . . . .         42,000        57,000
    Research and development. . . . . . . . . .          20,000       11,000


        . . . . . . . . . . . . . . . . . . . .      2,872,000     5,146,000

Costs and expenses:
    Bankcard processing expense . . . . . . . .      1,763,000     1,432,000
    Cost of terminals sold and leased . . . . .        346,000     2,398,000
    Check guarantee   . . . . . . . . . . . . .         21,000        32,000
    Customer service. . . . . . . . . . . . . .         99,000        86,000
    Selling . . . . . . . . . . . . . . . . . .         17,000        27,000
    General and administrative. . . . . . . . .        642,000       615,000
    Research and development  . . . . . . . . .         63,000        77,000


                                    . . . . . .      2,951,000     4,667,000

         (Loss) income from operations. . . . .        (79,000)      479,000


Interest income . . . . . . . . . . . . . . . .          8,000         6,000
Interest expense. . . . . . . . . . . . . .            (52,000)      (44,000)

         (Loss) income before income taxes. . .       (123,000)      441,000


Income tax provision. . . . . . . . . . . . . .          1,000         1,000


          Net (loss) income . . . . . . . . . .      ($124,000)     $440,000


          Net (loss) income per share   . . . .      ($    .01)     $    .04



         See accompanying notes to Consolidated Financial Statements.






                        ELECTRONIC CLEARING HOUSE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Three Months
                                                        Ended December 31,
                                                            1995      1994
                                                            (unaudited)
Cash flows from operating activities:
        Net (loss) income . . . . . . . . . . .      ($  124,000) $  440,000

        Adjustments to reconcile net (loss) income to net
         cash provided by operating activities:
         Depreciation . . . . . . . . . . . . .           45,000      56,000
         Provisions for losses on accounts and notes receivable       20,000
        Changes in assets and liabilities:
         Restricted cash. . . . . . . . . . . .           19,000      19,000
         Accounts receivable. . . . . . . . . .         (213,000) (1,061,000)
         Inventory. . . . . . . . . . . . . . .         (167,000)    683,000
         Prepaid expenses and other current assets        (2,000)    156,000
         Other assets, net. . . . . . . . . . .                      (20,000)
         Accounts payable . . . . . . . . . . .          410,000    (249,000)
         Accrued expenses . . . . . . . . . . .          282,000  (1,151,000)


           Net cash provided (used) by
           operating activities . . . . . . . .          250,000  (1,107,000)

Cash flows from investing activities:
        Purchase of equipment.. . . . . . . . .          (31,000)    (50,000)
        Investment in real estate . . . . . . .                     (880,000)

                Net cash used by investing activities    (31,000)   (930,000)

Cash flows from financing activities:
 Proceeds from issuance of notes payable. . . .                    1,174,000
 Repayment of notes payable . . . . . . . . . .          (10,000)

            Net cash (used) provided by financing
            activities. . . . . . . . . . . . .          (10,000)  1,174,000

Net increase (decrease) in cash . . . . . . . .          209,000    (863,000)
Cash at beginning of period . . . . . . . . . .           97,000   1,198,000

Cash at end of period . . . . . . . . . . . . .       $  306,000  $  335,000





         See accompanying notes to consolidated financial statements.




                        ELECTRONIC CLEARING HOUSE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:

     The accompanying Consolidated Balance Sheet as of December 31, 1995, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the three-month period ended December 31, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

NOTE 2 - Earnings per share:

     Net (loss) earnings per share is computed based upon the weighted average number of shares outstanding of 11,043,251 and 10,950,553 for the three-month periods ended December 31, 1995 and 1994, respectively.

NOTE 3 - Non-cash equity transaction:

     During the quarter ended December 31, 1995, $100,000 of computer equipment and Internet specific programs were purchased for 250,000 shares of the Company's Common Stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three months ended December 31, 1995 and 1994
Electronic Clearing House, Inc. recorded a net loss of $124,000 for the quarter ended December 31, 1995, compared with net income of $440,000 for the quarter ended December 31, 1994. Transaction processing operations were profitable for the quarter with the loss attributable to smaller equipment deliveries during the quarter and corporate debt expense.

Bankcard processing revenue and check guarantee fees increased 29% from $1,893,000 to $2,451,000, compared with the same period last year, directly reflecting an increase of 23% in the number of active merchants served by the Company, 5,279 as of December 31, 1995, compared to 4,288 one year ago.

In November 1994, the Company transferred approximately 3,300 merchants from a previous processing bank, Charter Pacific Bank ("CPB") to its now primary processing bank, First Charter Bank ("FCB"), and ceased processing with CPB. Since the change to FCB, the number of active merchants served by the Company has steadily increased. The primary contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Additional primary banking relationships diminish the potential for disruptions in processing operations. The Company initiated an Agent Bank program during the current quarter to identify potential primary bank relationships and to increase processing volume at a faster pace as a result of the existing merchant relationships already with the prospective banks. During the quarter, two banks have been secured under the Company's Agent Bank program and the Company is making the necessary software enhancements to allow both banks to serve as alternate primary banks during the current fiscal year.

Processing-related expenses, consisting of bankcard processing expense, check guarantee expense and customer service expense, increased 21% from $1,550,000 to $1,883,000 as compared the same period one year ago, reflecting the increased volume processed.

Terminal sales and lease revenue decreased 88% from $3,242,000 to $401,000, as compared to the quarter ended December 31, 1994, reflecting the large orders delivered during the December 31, 1994, quarter. Correspondingly, related costs have decreased 86%. During the current quarter, orders were received in excess of $2,000,000 and are scheduled for delivery in the second and fourth quarters of fiscal 1996. In November 1995, the Company received an order for 1,800 systems from one of its customers and was awarded a contract from the United States Postal Service to design and deploy 575 money order systems under a pilot program scheduled to begin in September of 1996.

The primary variables affecting equipment sales are inventory levels, the timing of customer orders and the lead time required for delivery of such orders. Without maintaining on-hand inventory, the time from receipt of a customer's order to delivery for an EB9 terminal is presently four (4) months, primarily due to the lead times on electronic components for the system.

Research and development expense, net of related income, decreased 35% from $66,000 to $43,000 compared to the same period one year ago reflecting the completion in fiscal 1994 and 1995 of specific developmental projects in response to the requirements of one of the Company's existing customers and the United States Postal Service. Research and development expense is expected to increase during the current fiscal year due to additional developmental effort required under the United States Postal Service contract.

There was a 37% reduction in selling expense from $27,000 to $17,000 compared to the quarter ended December 31, 1994, reflecting the continued migration from a Company-underwritten sales force to commission-based third party sales organizations.

General and administrative expense increased 4% from $615,000 to $642,000, reflecting increases in employee related expenses.

Interest expense was $52,000 as compared to $44,000 in the same period one year ago which reflects the December 1994 issuance of $600,000 in notes payable.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had available cash of $306,000, $294,000 of restricted cash in reserve with its processing bank and a $228,000 working capital deficit.

The Consolidated Statement of Cash Flows discloses cash provided by an increase in accounts payable and a significant down-payment on a point of sale equipment order, as reflected by the increase in accrued expenses. The most significant components of purchased equipment are tooling for the Company's manufacturing processes and the buy-out on the lease of a company automobile.

The report of the Company's independent accountants during the past ten years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses, an accumulated deficit and a shortfall in current assets. Management has taken the steps discussed in the following paragraphs to mitigate this uncertainty.

The Company has historically contracted with small undercapitalized banks that served as primary processing banks for merchants solicited by the Company. Due to frequent management changes and financial difficulties that can arise very quickly with small banks, the Company has had to change banks in the past which has negatively affected the number of merchants served by the Company and, thereby, the financial performance of the Company. Multiple bank relationships would make the change from one bank to another much less costly and traumatic to the Company and its merchants. In November 1994, the Company transferred approximately 3,300 merchants sponsored by Charter Pacific Bank to First Charter Bank and ceased processing with Charter Pacific Bank. This transition occurred smoothly because the banking relationship with First Charter Bank was already established.

Under the Agent Bank program initiated in October, 1996, the Company has established two new bank relationships that are expected to develop into additional primary bank relationships by the third quarter of 1996. The Company intends to continue the promotion of its Agent Bank program throughout the current year and secure more Agent Bank relationships as a result. While additional primary banks will be secured for contingency purposes, the Company intends to develop marketing strategies for the new primary banks that do not interfere with its existing primary bank relationship. The Company's primary marketing efforts will remain focused through First Charter Bank, its lead processing bank.

Profitable operations of the Company's hardware subsidiary, Computer Based Controls ("CBC"), have been closely tied to the orders received from a single purchaser, a national credit card issuer. The primary strategy to assure the profitability of CBC's equipment manufacturing and sales has been to diminish its dependence on this single customer by expanding the customer base. This is being done by providing specialized programming, adapting the EB9 product to a variety of applications and actively marketing the enhanced product. In both fiscal 1993 and 1994, 67% of terminal sales were to CBC's primary purchaser. This number was reduced to 60% in fiscal 1995, due to several new customer contracts being secured with no new orders anticipated in the current year from the single large customer.


Under-capitalization has been a limiting factor to the increase in equipment sales by restricting both the stockpiling of long-lead electronic components and the maintenance of basic inventory reserves of assembled systems in order to
reduce the time between order and delivery.   With a growth-oriented banking
relationship in place, the Company, through its independent sales organization, has increased the number of active merchants allowing the Company to exceed the break-even point in processing. This occurred in the fourth quarter of fiscal 1995. Consequently, the Company's transaction processing operations is expected to contribute significantly to a positive cash flow in fiscal 1996. The primary focus of the Company's equipment design and manufacturing efforts in fiscal 1996 will be directed toward performance under the contract with the United States Postal Service. Management expects the growth in transaction processing revenues to fully compensate for the temporary shift in emphasis from equipment sales to development by the fourth quarter of the current fiscal year. Until that time, two other possible sources of capital will be used for working capital purposes.

The first potential source of capital is direct investment in or loans to the Company. The board of directors has authorized the private placement of additional securities or the establishment of loan relationships to meet cash flow requirements as needed. Debt and equity placements are currently being considered.

The second potential source of capital is resolution of a current lawsuit. The Company received a judgement on November 17, 1994 in favor of the Company against a guarantor of a merchant account to recover approximately $260,000 that the Company was required to advance in 1993 to cover chargeback activity of the merchant and related legal expenses. Enforcement of the judgement and collection of the funds is currently underway in Louisiana.

Based upon continued growth in its processing operations, the current order and down-payment for 1,800 EB9 systems and the additional financing discussed above, cash flow is expected to meet liquidity needs throughout 1996. As described above in "Results of Operations", contingencies that could impact liquidity are mitigated by continuing successes in the expansion of the customer base for sales of the EB9 system and by the establishment of multiple banking relationships.

$100,000 of short-term debt represents notes with detached warrants due April 1, 1996. $600,000 of short-term debt represents notes with detached warrants which were due December 28, 1995 and were extended to December 31, 1996. The other significant portions of current debt are the short-term portion of the mortgage on the Company's office facility and the current portion of capital leases which are paid monthly out of operating income. Long-term debt consists of the long-term portion of the mortgage on the Company's office facility and capital leases paid monthly out of operating income.

No major capital expenditures are presently planned through December 1996. As of December 31, 1995, the Company's consolidated capital resource commitments included three capital leases for computer systems with total payments of $38,000 over the next 3 to 21 months, and other leased equipment with payments due over the next 33 months aggregating $90,000.

At December 31, 1995, the ratio of current assets to current liabilities was
 .91:1 compared to .94:1 at September 30, 1995. The twelve-month average collection period for receivables was 26 days for the quarter ended December 31, 1995 as compared with 25 days during fiscal year 1995. The Company's annualized inventory turnover ratio for the current period was 2.91 as compared to 5.12 during fiscal year 1995.

                          PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 & 5

These items are not applicable.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during              the
quarter ended December 31, 1995:

          Date of Filing Item Reported

          None.          None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ELECTRONIC CLEARING HOUSE, INC.
                                              (Registrant)






Date:               By:
                              David Olert, Treasurer and
                              Chief Financial Officer