Form 10-Q/A
period 1995-12-31
ELECTRONIC CLEARING HOUSE INC
filed 1996-04-08
CIK 721773

FORM 10-Q
                                Amendment No. 1

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

                                    ASSETS
                                                     December 31    September
30
                                                        1995          1995
                                                     (Unaudited)     Audited
         . . . . . . . . . . . . . . . . . . . .
Current assets:
    Cash and cash equivalents. . . . . . . . . .    $  306,000    $   97,000
    Restricted cash. . . . . . . . . . . . . . .       294,000       313,000
    Accounts receivable less allowance of $824,000     920,000       707,000
    Inventory. . . . . . . . . . . . . . . . . .       560,000       393,000
    Prepaid expenses and other assets. . . . . .        18,000        16,000
    Notes receivable from stockholders and
    related parties. . . . . . . . . . . . . . .       195,000       195,000

         Total current assets. . . . . . . . . .     2,293,000     1,721,000

Noncurrent assets:
    Property and equipment, net .. . . . . . . .     1,516,000     1,430,000
    Real estate held for investment. . . . . . .       336,000       336,000
    Other assets, net. . . . . . . . . . . . . .       576,000       576,000

         . . . . . . . . . . . . . . . . . . .      $4,721,000    $4,063,000


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current portion of
    long-term debt . . . . . . . . . . . . . .     $   821,000    $  831,000
    Accounts payable . . . . . . . . . . . . . .       655,000       245,000
    Accrued expenses . . . . . . . . . . . . . .     1,045,000       764,000

         Total current liabilities . . . . . . .     2,521,000     1,840,000

Long-term debt . . . . . . . . . . . . . . . . .       725,000       724,000

         Total liabilities . . . . . . . . . . .          3,246,000  2,564,000


Stockholders' equity:
    Convertible Preferred stock, $.01 par value, 5,000,000 shares authorized:
    Series "A", 2,500 shares issued and outstanding:
    Series "D", 1,562 shares issued and outstanding:
    Series "H", 23,511 shares issued and outstanding:
    Common Stock, $.01 par value, 20,000,000 shares authorized:
    11,296,804 and 11,046,804 shares issued; 11,290,563
    and 11,040,563 shares outstanding. . . . . .       113,000       110,000
    Additional paid-in capital . . . . . . . . .    10,821,000    10,724,000
    Accumulated deficit  . . . . . . . . . . . .    (9,459,000)   (9,336,000)

         Total stockholders' equity  . . . . . .     1,475,000     1,499,000

         . . . . . . . . . . . . . . . . . . .      $4,721,000    $4,063,000




         See accompanying notes to Consolidated Financial Statements.



Items 1, 2, 3, 4 & 5

These items are not applicable.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27.  Article 5 of Regulation S-X.

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


                                         ELECTRONIC CLEARING HOUSE, INC.
                                              (Registrant)






Date: April 4, 1996                By:  \s\David Olert
                                        David Olert, Treasurer and
                                        Chief Financial Officer