Form 10-Q
period 1996-03-31
ELECTRONIC CLEARING HOUSE INC
filed 1996-04-24
CIK 721773

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996            Commission File Number: 0-15245



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


     At March 31, 1996, 11,366,804 shares of common stock, $.01 par value, of the Registrant were outstanding.

Total Sequential Pages: 13

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None







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



                         ITEM 1.  Financial Statements

                        ELECTRONIC CLEARING HOUSE, INC.
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                    March 31 September 30
                                                      1996       1995

                                                   (Unaudited)  Audited
Current assets:
  Cash    . . . .   . . . . . . . . . . . . . . .$  251,000$    97,000
  Restricted cash . . . . . . . . . . . . . . . .  380,000     313,000
  Accounts receivable less allowance of
   $857,000 and $824,000  . . . . . . . . . . . .1,591,000     707,000
  Inventory . . . . . . . . . . . . . . . . . . .  415,000     393,000
  Prepaid expenses and other assets . . . .         18,000      16,000
  Notes receivable from stockholders
   and related parties. . . . . . . . . . . . . .    195,000    195,000

          .Total current assets . . . . . . . . .  2,850,000 1,721,000

Property and equipment, net . . . . . . . . . . .1,500,000   1,430,000
Property held for sale and
   investments in real estate . . . . . . . . . .  336,000     336,000
Other assets, net . . . . . . . . . . . . . . . .    560,000         576,000

          . . . . . . . . . . . . . . . . . . . .$5,246,000 $4,063,000


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion
   of long-term debt  . . . . . . . . . . . . .$   1,036,000$  831,000
  Accounts payable  . . . . . . . . . . . . . . .   1,034,000  245,000
  Accrued expenses. . . . . . . . . . . . . . . .    800,000   764,000

          .Total current liabilities. . . . . . .2,870,000   1,840,000

Long-term debt  . . . . . . . . . . . . . . . . .    668,000   724,000

          .Total liabilities. . . . . . . . . . .          3,538,000 2,564,000


Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized:
  Series "A", 2,500 shares issued and outstanding:
  Series "D", 1,562 shares issued and outstanding:
  Series "H", 23,511 shares issued and outstanding:
  Series "K", 50,000 shares issued and outstanding   1,000
  Common stock, $.01 par value, 20,000,000 authorized:
  11,336,804 and 11,046,804 shares issued; 11,330,563 and
  11,040,563 shares outstanding. . . . .. . . . .  114,000     111,000
  Additional paid-in capital. . . . . . . . . . .10,956,000 10,724,000
  Accumulated deficit . . . . . . . . . . . . . . (9,363,000)(9,336,000)

          .Total stockholders' equity . . . . . .  1,708,000    1,499,000

          . . . . . . . . . . . . . . . . . . . .$5,246,000 $4,063,000




         See accompanying notes to consolidated financial statements.


                        ELECTRONIC CLEARING HOUSE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months       Six Months
                                               Ended March 31,     Ended March
31,
                                              1996        1995  1996         1995

                                                 (Unaudited)       (Unaudited)
                                             (in thousands, except per share
data)

 Revenues:
  Bankcard processing revenue . . . . . . .   $2,547   $1,864    $4,956$3,700
  Check guarantee fees  . . . . . . . . . .       35       47        77105
  Terminal sales and lease revenue  . . . .    1,533    1,246     1,9344,488
  Research and development. . . . . . . . .       80        2       100     13

                                               4,195    3,159     7,067 8,306

Costs and expenses:
  Bankcard processing expense . . . . . . .    1,943    1,423     3,7072,855
  Check guarantee expense . . . . . . . . .       20       18        4150
  Customer service expense. . . . . . . . .       97       69       196156
  Cost of terminals sold and leased . . . .    1,144      934     1,4903,332
  Research and development  . . . . . . . .      114       69       176145
  Selling . . . . . . . . . . . . . . . . .        5       20        2347
  General and administrative. . . . . . . .      726      776     1,3671,391



                                               4,049    3,309     7,0007,976

       Income (loss) from operations. . . .      146     (150)       67330

Interest income . . . . . . . . . . . . . .        9        6        1712
Interest expense. . . . . . . . . . . . . .       (57)    (55)     (109)   (100)
Legal settlement. . . . . . . . . . . . . .               327            327

  Income (loss) before income taxes . . . .       98      128       (25)569


Income tax provision. . . . . . . . . . . .        1        1         2     2

          Net income (loss) . . . . . . . .     $ 97     $127      ($27)$567


          Net income (loss) per share . . .   $ .009    $.012    ($.002)$.052






         See accompanying notes to consolidated financial statements.



                        ELECTRONIC CLEARING HOUSE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           Six Months
                                                         Ended March 31,
                                                         1996     1995
                                                           (unaudited)
Cash flows from operating activities:
   Net (loss) income  . . . . . . . . . . . . . . . . .($27,000)$567,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . .97,000     99,000
   Provision for losses on accounts and notes receivable33,000    20,000
  Changes in assets and liabilities:
   Restricted cash. . . . . . . . . . . . . . . . . . .(67,000)    2,000
   Accounts receivable. . . . . . . . . . . . . . . . .(917,000) 359,000
   Inventory    . . . . . . . . . . . . . . . . . . . .(22,000)  550,000
    Prepaid expenses and other assets . . . . . . . . .(2,000)   142,000
   Other assets, net  . . . . . . . . . . . . . . . . .16,000    205,000
   Accounts payable . . . . . . . . . . . . . . . . . .789,000(1,252,000)
   Accrued expenses . . . . . . . . . . . . . . . . . .   36,000(1,341,000)


     Net cash used in operating activities. . . . . . .  (64,000)   (649,000)

Cash flows from investing activities:
  Purchase of equipment.. . . . . . . . . . . . . . . .   (67,000)  (81,000)
  Investment in real estate . . . . . . . . . . . . . .         (880,000)

     Net cash used in investing activities. . . . . . .   (67,000)   (961,000)

Cash flows from financing activities:
  Proceeds from issuance of notes payable . . . . . . .220,000 1,103,000
  Repayment of notes payable. . . . . . . . . . . . . .(70,000)
  Issuance of preferred stock for cash  . . . . . . . .   100,000
  Proceeds from exercise of stock options . . . . . . .    35,000

     Net cash flows provided by financing activities. .   285,000  1,103,000

Net increase (decrease) in cash . . . . . . . . . . . .154,000  (507,000)
Cash at beginning of period . . . . . . . . . . . . . .     97,000 1,198,000

Cash at end of period . . . . . . . . . . . . . . . . .$ 251,000$ 691,000











         See accompanying notes to consolidated financial statements.






                        ELECTRONIC CLEARING HOUSE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 1 - Basis of presentation:

     The accompanying Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the six-month period ended March 31, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

NOTE 2 - Earnings per share:

     Net income (loss) per share is computed based upon the weighted average number of shares outstanding of 11,153,804 and 10,954,738 for the six-month periods ended March 31, 1996 and 1995, respectively.

NOTE 3 - Non-cash equity transaction:

     During the six months ended March 31, 1996, $100,000 of computer equipment and Internet specific programs were purchased for 250,000 shares of the Company's Common Stock.

NOTE 4 - Subsequent events:

     Subsequent to March 31, 1996, the Company issued 150,000 shares of Series K Preferred Stock. One share of Series K Preferred Stock is convertible into four shares of common stock. Proceeds from these transactions were $300,000. The March 31, 1996 pro forma summary balance sheet information, adjusted to reflect these transactions, is as follows:

          Current assets           $3,150,000
          Total assets              5,546,000

          Total liabilities         3,538,000
          Stockholders' equity      2,008,000

          Total liabilities and
            stockholders' equity    5,546,000



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS



Six months ended March 31, 1996 and 1995
Electronic Clearing House, Inc. recorded a net income of $97,000 for the quarter ending March 31, 1996 and a consequent reduction in the net loss for the six month period ending March 31, 1996 from $124,000 as of December 31, 1995 to $27,000. Comparison with the $567,000 income reported for the same six month period in fiscal 1995 should take two items into account, a one-time settlement of $327,000 recorded in the second quarter of fiscal 1995 and delivery of an unusual equipment order of $4,200,000 for the prior period that contributed a net margin of approximately $500,000. Discussion will follow regarding
"Terminal sales and lease revenue" differences between the current period and comparable period last year.

Bankcard processing revenue and check guarantee fees increased 34% from $3,700,000 to $4,956,000, compared with the same period last year, directly reflecting an increase of 33% in the number of active merchants served by the Company. Profitable operations of the Company's processing activities was attained in the latter part of fiscal 1995, has been maintained through the first six months of fiscal 1996 and is expected to continue.

The Company's expanding merchant base and subsequent profitability is attributable to three primary marketing programs. First, the effective sales efforts of an independent sales organization that is presently accounting for approximately 70% of the Company's new merchant relationships. Secondly, referrals from the Company's existing merchant base and the direct response to the Company's Internet Home Page account for approximately 20% of the Company's merchant growth. Thirdly, the Company's new agent bank program, actively promoted in the first quarter of fiscal 1996, is resulting in increased merchant relationships and increased processing volume as a result of the existing merchants already processing with the agent banks. To date, three banks have been secured under the Company's agent bank program.

A primary contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit issuing organizations and, presently, the Company has two primary bank relationships. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. The active development of the agent bank program is expected to diminish this risk and has resulted in a letter of intent for one of the agent banks to become a primary bank for the Company. The Company is making the necessary software enhancements to allow the transition of an agent bank to a primary bank to be a smooth and transparent process.

Processing-related expenses, consisting of bankcard processing expense, check guarantee expense and customer service expense, increased 29% from $3,061,000 to $3,944,000 as compared to the same period one year ago, reflecting the increased volume processed.

Terminal sales and lease revenue decreased 57% from $4,488,000 to $1,934,000, as compared to the six months ended March 31, 1995, reflecting the large orders delivered during the quarter ending December 31, 1994. Correspondingly, related costs have decreased 55%. The current period reflects the delivery of 1,800 systems to a national rental organization that were ordered in the first quarter of 1996.

The primary variables affecting equipment sales are inventory levels, the timing of customer orders and the lead time required for delivery of such orders. The Company's primary terminal system, the EB920, is a highly customer-specific terminal and for this reason, as well as the financial costs related thereto, the Company does not maintain significant on-hand inventory beyond depot requirements. Customer orders have historically been in large quantities that exceed the inventory amounts the Company maintains and such orders are typically received only one or two times per year per customer. From the time the customer's order is received to the delivery of the systems is presently a four
(4) month period, primarily due to the lead times of electronic components for the system. Customer-specific software developed by the Company may also contribute to the time delay as beta site programs are required. These variables make it difficult to compare quarterly periods, as the time between order and delivery will most likely overlap two or more quarters.

Research and development expense increased 21% from $145,000 to $176,000 compared to the same period one year ago reflecting, primarily, the developmental effort required under a pilot program to design and deploy electronic money order systems for the United States Postal Service (USPS) that was awarded to the Company in November, 1995. Research and development income increased significantly, as well, reflecting an increase in fee-paid developmental work done for existing customers.

There was a 51% reduction in selling expense from $47,000 to $23,000, as compared to the six months ended March 31, 1995, reflecting a reduction in the direct sales efforts on behalf of the Company's equipment subsidiary, Computer Based Controls (CBC). The reduction in such activity was deemed advisable since the total resources and production capabilities of CBC were absorbed in meeting outstanding orders from a major equipment rental organization and the requirements of the USPS pilot program.

General and administrative expense decreased marginally from $1,391,000 to $1,367,000 during the period and interest expense was also relatively level, increasing from $100,000 to $109,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had available cash of $251,000, $380,000 of restricted cash in reserve with its processing bank and a $20,000 working capital deficit.

The Consolidated Statement of Cash Flows indicates an increase in accounts receivable with a corresponding increase in accounts payable, both related to equipment shipped in March 1996. The most significant components of purchased equipment are tooling for the Company's manufacturing processes and upgrades to computer systems. The two significant financing activities are the sale of $100,000 of Series K Preferred Stock and the issuance of $200,000 of short-term notes.

The report of the Company's independent accountants during the past ten years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses. The profitability of the Company's processing activities diminishes this risk significantly but CBC, the Company's hardware subsidiary, is expected to operate at a loss for the balance of the year. Management is taking two steps to mitigate this uncertainty.

First, direct investment in or loans to the Company are being solicited and secured. The board of directors has authorized the private placement of additional securities or the establishment of loan relationships to meet cash flow requirements as needed. The Company issued $200,000 in notes payable due March 15, 1997 and received $100,000 in proceeds from the issuance of preferred stock during the current period. Other debt and equity placements are currently being negotiated.

Secondly, CBC's activities are being focused almost entirely on the performance under the USPS pilot program and other developmental projects are being postponed. This concentration of energy and resources will limit the extent of the CBC loss in the current year and, management belives, will result in the fastest return on investment. The pilot program involves 575 systems with options to increase the order to 1,575 systems. Payment by the USPS under the pilot program is projected to occur in September, 1996, and, assuming the optional volume of systems is ordered, will recoup much, if not all, of the cash investment CBC will make in the interim period. Management believes the possibility of a USPS program to deploy CBC money order systems on a national scale holds significant potential value that justifies the dedicated efforts of CBC resources and personnel during this period and for the remainder of fiscal year 1996.

Liquidity may also be increased by the potential resolution of a current lawsuit. The Company received a judgement in November, 1994 in favor of the Company against a guarantor of a merchant account to recover approximately $260,000 that the Company was required to advance in 1993 to cover chargeback activity of the merchant and related legal expenses. The judgement was upheld on appeal in March 1996, and enforcement and collection of the funds is currently underway against the guarantor.

Based upon continued growth in its processing operations, the recent delivery of 1,800 EB920 systems and the additional financing discussed above, cash flow is expected to meet liquidity needs throughout 1996. As described above in "Results of Operations", contingencies that could impact liquidity are mitigated by continuing successes in the expansion of the customer base and by the establishment of multiple banking relationships.

$100,000 of short-term debt represents notes with detached warrants due April 1, 1996 and discussions are underway regarding the possible retirement or extension of the loan. $600,000 of short-term debt represents notes with detached warrants which are due December 31, 1996. $200,000 of short-term debt represents notes with detached warrants due March 15, 1997. The other significant portions of current debt are the short-term portion of the mortgage on the Company's office facility and the current portion of capital leases which are paid monthly out of operating income. Long-term debt consists of the long-term portion of the mortgage on the Company's office facility and capital leases paid monthly out of operating income.

As of March 31, 1996, the Company's consolidated capital resource commitments included one capital lease for a backup computer system with total payments of $20,000 over the next 18 months, and other leased equipment with payments due over the next 45 months aggregating $98,000.

At March 31, 1996, the ratio of current assets to current liabilities was .99:1 compared to .94:1 at September 30, 1995. The twelve-month average collection period for receivables was 30 days for the six months ended March 31, 1996, as compared with 25 days during fiscal year 1995. The Company's annualized inventory turnover ratio for the current period was 7.38, as compared to 5.12 during fiscal year 1995.












                          PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 & 5

These items are not applicable.



Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           None.

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed during             the
quarter ended March 31, 1996:

           Date of Filing Item Reported

           None                None



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ELECTRONIC CLEARING HOUSE, INC.
                                 (Registrant)



Date: April 24, 1996               By:     \s\ David Olert

                          David Olert, Treasurer and
                                         Chief Financial Officer