Form 10-Q
period 1996-06-30
ELECTRONIC CLEARING HOUSE INC
filed 1996-08-08
CIK 721773

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                  Commission File Number: 0-15245


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


     At June 30, 1996, 11,391,804 shares of common stock, .01 par value, of the Registrant were outstanding.

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


          SIGNATURES                                                  13

                PART I.  FINANCIAL INFORMATION



                         ITEM 1.  Financial Statements

                        ELECTRONIC CLEARING HOUSE, INC.
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                     June 30      September 30
                                                      1996            1995
                                                   (Unaudited)       Audited


 Current assets:
  Cash and cash equivalents . . . . . . . . . . .$  298,000   $    97,000
  Restricted cash . . . . . . . . . . . . . . . .  482,000        313,000
  Accounts receivable less allowance
   of $877,000 and $824,000 . . . . . . . . . . .1,192,000        707,000
  Inventory . . . . . . . . . . . . . . . . . . .  488,000        393,000
  Prepaid expenses and other assets . . . .         13,000         16,000
  Notes receivable from stockholders and
   related parties. . . . . . . . . . . . . . . .  171,000        195,000

  Total current assets. . . . . . . . . . . . . .2,644,000      1,721,000

Property and equipment, net . . . . . . . . . . .1,473,000      1,430,000
Investments in real estate  . . . . . . . . . . .  336,000        336,000
Other assets, net . . . . . . . . . . . . . . . .    624,000      576,000

          . . . . . . . . . . . . . . . . . . . .$5,077,000    $4,063,000


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of
   long-term debt . . . . . . . . . . . . . . . $1,040,000     $  831,000
  Accounts payable  . . . . . . . . . . . . . . .   565,000       245,000
  Accrued expenses. . . . . . . . . . . . . . . .    766,000      764,000

        Total current liabilities . . . . . . . .2,371,000      1,840,000

Long-term debt  . . . . . . . . . . . . . . . . .    630,000      724,000

        Total liabilities . . . . . . . . . . . .  3,001,000    2,564,000


Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
  Series "A", 2,500 shares issued and outstanding:
  Series "D", 1,562 shares issued and outstanding:
  Series "H", 23,511 shares issued
    and outstanding:. . . . . . . . . . . . . . .
  Series "K", 350,000 shares issued
    and outstanding:. . . . . . . . . . . . . . .    4,000
  Common stock, $.01 par value,
    20,000,000 authorized:
  11,391,804 and 11,046,804 shares issued;
    11,385,563 and 11,040,563 shares
    outstanding. . . . .. . . . . . . . . . . . .  114,000        111,000
  Additional paid-in capital. . . . . . . . . . .11,565,000    10,724,000
  Accumulated deficit . . . . . . . . . . . . . . (9,607,000)  (9,336,000)

          Total stockholders' equity  . . . . . .  2,076,000    1,499,000

                                                $5,077,000     $4,063,000

         See accompanying notes to consolidated financial statements.


                        ELECTRONIC CLEARING HOUSE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS




                                                  Three Months      Nine Months
                                                  Ended June 30     Ended June
30
                                               1996       1995     1996   1995
                                                   (Unaudited)      (Unaudited)
                                                         In Thousands
Revenues:
  Bankcard processing revenue . . . . . . . . . $3,233  $2,202  $8,189  $5,903
  Check guarantee fees  . . . . . . . . . . . .     30      47     107     151
  Terminal sales and lease revenue  . . . . . .    148     950   2,082   5,437
  Research and development. . . . . . . . . . .             17     100      30

        . . . . . . . . . . . . . . . . . . .    3,411   3,216  10,478  11,521

Costs and expenses:
  Bankcard processing expense . . . . . . . . .  2,474   1,644   6,181   4,499
  Check guarantee expense . . . . . . . . . . .     17      22      58      72
  Customer service expense. . . . . . . . . . .    103     114     299     270
  Cost of terminals sold and leased . . . . . .    206     756   1,696   4,087
  Research and development  . . . . . . . . . .     48      41     224     187
  Selling . . . . . . . . . . . . . . . . . . .      8      24      31      71
  General and administrative. . . . . . . . . .    756     762   2,123   2,152


        . . . . . . . . . . . . . . . . . . . .  3,612   3,363  10,612  11,338

       (Loss) income from operations. . . . . .   (201)   (147)   (134)    183

Interest income . . . . . . . . . . . . . . . .     11       7      28      20
Interest expense. . . . . . . . . . . . . . . .       (52) (46)   (161)   (146)

Loan settlement . . . . . . . . . . . . . . . .                            327

     (Loss) income before income taxes. . . . .   (242)   (186)   (267)    384


Income tax provision. . . . . . . . . . . . . .      2       1       4       4

          Net (loss) income . . . . . . . . . .  $ (244)$ (187) $ (271) $  380


          Net (loss) income per share   . . . .  ($.021) ($.017) ($.024)   $.034


         See accompanying notes to Consolidated Financial Statements.

                        ELECTRONIC CLEARING HOUSE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                             Nine Months
                                                           Ended June 30,
                                                          1996        1995
                                                             (unaudited)

Cash flows from operating activities:
   Net (loss) income  . . . . . . . . . . . . . . . . .($271,000)$380,000
   Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . .149,000    150,000
   Provision for losses on accounts
     and notes receivable . . . . . . . . . . . . . . .53,000      40,000
   Changes in assets and liabilities:
      Restricted cash . . . . . . . . . . . . . . . . .(169,000)    7,000
      Accounts receivable . . . . . . . . . . . . . . .(538,000)  348,000
      Note receivable from stockholders and
       related parties. . . . . . . . . . . . . . . . .24,000
      Inventory . . . . . . . . . . . . . . . . . . . .(95,000)   858,000
      Prepaid expenses and other assets . . . . . . . . 3,000     143,000
      Other assets, net . . . . . . . . . . . . . . . .(48,000)   200,000
      Accounts payable  . . . . . . . . . . . . . . . .320,000 (1,362,000)
      Accrued expenses. . . . . . . . . . . . . . . . .    2,000(1,518,000)


      Net cash used in operating activities . . . . . . (570,000)   (754,000)

Cash flows from investing activities:
   Purchase of equipment. . . . . . . . . . . . . . . .  (92,000)(199,000)
   Investment in real estate. . . . . . . . . . . . . .          (880,000)

    Net cash used in investing activities . . . . . . .       (92,000)(1,079,000)

Cash flows from financing activities:
   Proceeds from issuance of notes payable. . . . . . .220,000  1,171,000
   Repayment of notes payable . . . . . . . . . . . . .(105,000)
   Issuance of preferred stock for cash . . . . . . . .700,000
   Proceeds from exercise of stock options. . . . . . .    48,000

       Net cash flows provided by
        financing activities. . . . . . . . . . . . . .    863,000 1,171,000

Net increase (decrease) in cash . . . . . . . . . . . .201,000   (662,000)
Cash and cash equivalents at beginning of period. . . .    97,000 1,198,000

Cash and cash equivalents at end of period. . . . . . .$ 298,000$ 536,000



         See accompanying notes to consolidated financial statements.




                        ELECTRONIC CLEARING HOUSE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:

     The accompanying Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the nine-month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

NOTE 2 - Earnings per share:

     Net (loss) income per share is computed based upon the weighted average number of shares outstanding of 11,248,748 and 11,037,000 for the nine-month periods ended June 30, 1996 and 1995, respectively.

NOTE 3 - Non-cash equity transactions

     During the nine months ended June 30, 1996, $100,000 of computer equipment and Internet specific programs were purchased for 250,000 shares of the Company's Common Stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended June 30, 1996 and 1995
Electronic Clearing House, Inc. recorded a net loss of $244,000 for the quarter ended June 30, 1996 and a loss for the nine month period ended June 30, 1996 of $271,000. Unusual research and development expenses related to a pilot program underway for the United States Postal Service ("USPS") and delayed revenues due to a slower than expected deployment of systems for a national rental organization were the primary contributors to the loss. Additionally, a one-time settlement of $327,000 recorded in the prior period of fiscal 1995 should be considered when comparison is made with the $380,000 income reported for the same nine month period in fiscal 1995. Discussion regarding each of these issues will follow under "Bankcard processing revenue", "Terminal sales and lease revenue" and "Research and development" sections herein.

Bankcard processing revenue increased 39% from $5,903,000 to $8,189,000, compared with the same period last year. The Company's expanding merchant base and profitability is primarily attributable to four programs. The first factor is the effective sales efforts of an independent processing-related sales organization that is presently accounting for approximately 70% of the Company's new merchant relationships. Secondly, referrals from the Company's existing merchant base and the direct response to the Company's Internet Home Page account for approximately 20% of the Company's merchant growth. Thirdly, the Company's new agent bank program, actively promoted in the first quarter of fiscal 1996, is resulting in increased merchant relationships and increased processing volume as a result of the acquisition of the existing merchants already processing with the agent banks. Fourth, inventory transactions processed for a national rental organization are at their high point in the summer months and generate increased, non-credit card-related, revenues for the Company. An increase of 100% in the number of such inventory transactions was expected to occur in June, 1996, but was delayed for 60 days due to software and logistics issues that have since been resolved.

Profitable operations of the Company's processing activities was attained in the latter part of fiscal 1995 and has been maintained through the first nine months of fiscal 1996. Additional growth and increased profitability is expected in the bankcard processing area due to the increased number of merchants being served and the increased inventory activity resulting from the full deployment of the Company's systems by a national rental organization.

A primary contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations and, presently, the Company has two primary bank relationships. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. Two additional banks have signed letters of intent to become primary banks for the Company and the Company is making the necessary software enhancements to allow the new primary banks to become active by year end.

Processing-related expenses, consisting of bankcard processing expense and customer service expense, increased 36% from $4,769,000 to $6,480,000 as compared to the same period one year ago, reflecting the increased volume processed.

Check guarantee fees have deceased 29% from $151,000 to $107,000 and related expenses have decreased 19% from $72,000 to $58,000, reflecting no active marketing or development of the Company's check guarantee services. Check guarantee services are not presently being actively promoted for two primary reasons; 1) negative check writer data is only available on California activity while much of the Company's base of merchants are in other states, and 2) development focus and resources are being placed in bankcard processing and terminal sales programs that are felt to have a higher growth and revenue potential.

Terminal sales and lease revenue decreased 62% from $5,437,000 to $2,082,000, as compared to the nine months ended June 30, 1995. The significant reduction in revenue between periods partially reflects a large order of 4,000 systems to a national credit card customer in the prior period while the current period reflects the delivery of 1,800 systems to a national rental organization. Due to the type of customer who finds the Company's equipment useful, larger orders placed annually are the norm rather than small orders placed more frequently. This inherent difference in similar periods makes revenue comparison difficult. Related costs have decreased 58%, directly related to the lower sales.

The primary variables affecting equipment sales are inventory levels, software design and development by the Company, the timing of customer orders and the lead time required for delivery of such orders. The Company's primary terminal system, the EB920, is a highly customer-specific terminal and for this reason, as well as the financial costs related thereto, the Company does not maintain significant on-hand inventory beyond depot requirements. Customer orders have historically been in large quantities that exceed the inventory amounts the Company maintainsand such orders are typically received only one or two times per year per customer. From the time the customer's order is received to the delivery of the systems is presently a four (4) month period, primarily due to the lead times of electronic components for the system. Customer-specific software developed by the Company may also contribute to the time delay as beta site programs are required. These variables make it difficult to compare quarterly periods, as the time between order and delivery will most likely overlap by two or more quarters.

Research and development income for the period increased from $30,000 to $100,000, reflecting an increase in fee-paid developmental work done for existing customers. Research and development expense increased 20% from $187,000 to $224,000, compared to the same period one year ago reflecting, primarily, the developmental effort required under a pilot program to design and deploy electronic money order systems for the USPS that was awarded to the Company in November, 1995. The Company has chosen to incur significant expenses in the development of the USPS system for two primary reasons; 1) the potential exists for a national program with the USPS if the pilot program proves to be successful, and 2) the new system will meet the needs of other customers and markets that the Company feels it can solicit effectively.


There was a 56% reduction in selling expense from $71,000 to $31,000, as compared to the nine months ended June 30, 1995, reflecting a reduction in the direct sales efforts on behalf of the Company's equipment subsidiary, Computer Based Controls, Inc. ("CBC"). The reduction in such activity was deemed advisable since the total resources and production capabilities of CBC were absorbed in meeting outstanding orders from a major equipment rental organization and the requirements of the USPS pilot program.

General and administrative expense decreased marginally from $2,152,000 to $2,123,000 during the period reflecting both a control on such costs and the beginning effects of an in-house automation program that lowers operating costs while allowing increased processing volume. Interest expense was also relatively level, increasing from $146,000 to $161,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had available cash of $298,000, $482,000 of restricted cash in reserve with its processing bank and a positive working capital of $273,000.

The Consolidated Statement of Cash Flows indicates an increase in accounts receivable with a corresponding increase in accounts payable, both related to equipment shipped in March, 1996. The most significant components of purchased equipment are tooling for the Company's manufacturing processes and upgrades to computer systems. The two significant financing activities are the sale of $700,000 of Series K Preferred Stock and the issuance of $200,000 of short-term notes.

The report of the Company's independent accountants during the past ten years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses. The profitability of the Company's processing activities diminishes this risk significantly but CBC is expected to operate at a loss for the balance of the year.

Management is taking two steps to mitigate this uncertainty. First, direct investments in or loans to the Company are being solicited and secured. The board of directors has authorized the private placement of additional securities and/or the establishment of loan relationships to meet cash flow requirements as needed. The Company has received
$700,000 in proceeds from the issuance of preferred stock during the current period. Other debt and equity placements are being considered.

Secondly, CBC's activities are being focused almost entirely on the performance under the USPS pilot program and other developmental projects are being postponed. This concentration of energy and resources has resulted in an operating loss in the current quarter from CBC activities alone that exceeds the total loss shown by the Company for the nine month period. Since the development portion of the USPS pilot program is nearing completion, continued losses at this level from CBC are not expected. Indications are that the continued increase in earnings from the Company's processing activity will result in consolidated positive earnings in future quarters even when taking into account periodic CBC losses.


Management believes its commitment to the USPS project will result in the fastest return on investment. The pilot program involves 575 systems with options to increase the order to 1,575 systems. Deployment and payment under the pilot program is projected to occur in September/October, 1996. Management believes the possibility of a USPS program to deploy CBC money order systems on a national scale holds significant potential value that justifies the dedicated efforts of CBC resources and personnel during this period and for the remainder of fiscal year 1996.

Liquidity may also be increased by the potential resolution of a current lawsuit. The Company received a judgement in favor of the Company in November, 1994 against a guarantor of a merchant account to recover approximately $260,000 that the Company was required to advance in 1993 to cover chargeback activity of the merchant and related legal expenses. The judgement was upheld on appeal in March, 1996, and enforcement and collection of the funds is currently underway against the guarantor.

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

$100,000 of short-term debt due April 1, 1996 was extended until March, 15, 1997. $600,000 of short-term debt represents notes which are due March 31, 1997. $200,000 of short-term debt represents notes due March 15, 1997. The other significant portions of current debt are the short-term portion of the mortgage on the Company's office facility and the current portion of capital leases which are paid monthly out of operating income. Long-term debt consists of the long-term portion of the mortgage on the Company's office facility and capital leases paid monthly out of operating income.

As of June 30, 1996, the Company's consolidated capital resource commitments included one capital lease for a backup computer system with total payments of $17,000 over the next 15 months, and other leased equipment with payments due over the next 42 months aggregating $88,000.

At June 30, 1996, the ratio of current assets to current liabilities was 1.12:1 compared to .94:1 at September 30, 1995. The twelve-month average collection period for receivables was 25 days for the nine months ended June 30, 1996, the same as fiscal year 1995. The Company's annualized inventory turnover ratio for the current period was 5.13, as compared to 5.12 during fiscal year 1995.


                          PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 & 5

These items are not applicable.



Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           None.

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

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


                                              ELECTRONIC CLEARING HOUSE, INC.
                                                          (Registrant)



Date: August 6, 1996                          By:  \s\ Joel M. Barry
                                                Joel M. Barry
                                                   Chief Executive Officer