Form 10-K
period 1996-09-30
ELECTRONIC CLEARING HOUSE INC
filed 1996-12-26
CIK 721773

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             Washington, D.C.  20549

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Sept. 30, 1996Commission File Number 0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                         93-0946274
      (State or other jurisdiction of           (IRS Employer
       incorporation or organization)         Identification No.)

 28001 Dorothy Dr., Agoura Hills, California      91301-2697
  (Address of principal executive offices)        (Zip Code)

        Registrant's telephone no., including area code:  (818) 706-8999

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class    Name of each exchange on which registered
                None                              None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock on December 20, 1996, held by non-affiliates* of the Registrant, based upon the last price reported by NASDAQ on such date, was $15,717,483.

The number of shares outstanding of the Registrant's Common Stock at the close of business of December 20, 1996, was 11,998,079.

*  Without acknowledging that any individual director of Registrant is an
   affiliate, all directors have been included as   affiliates with respect to
   shares owned by them.


Number of sequentially numbered pages: 55
Exhibit Index begins on sequentially numbered page: 30



                       DOCUMENTS INCORPORATED BY REFERENCE
                           September 30, 1996 Form 8K


                         ELECTRONIC CLEARING HOUSE, INC.
                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


PART I.                                                         Page

Item 1.          Business. . . . . . . . . . . . . . . . . . . . . 3
Item 2.          Properties. . . . . . . . . . . . . . . . . . . .15
Item 3.          Legal Proceedings . . . . . . . . . . . . . . . .15
Item 4.          Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . . .15


PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Security Matters. . . . . . .16
Item 6.          Selected Consolidated Financial Data. . . . . . .17
Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . .18
Item 8.          Financial Statements and Supplementary Data . . .21
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures. . . . . . .21

PART III

Item 10.         Directors and Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . . . . . .22
Item 11.         Executive Compensation. . . . . . . . . . . . . .24
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . .27
Item 13.         Certain Relationships and Related Transactions. .29

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . .30

                                     PART I

ITEM 1.     Business

General

Electronic Clearing House, Inc., ("ECHO") is a provider of hardware and network services to customers on a national scale, specializing in merchant credit card processing and equipment rental inventory management. ECHO has expertise in:

                 1)  Point-Of-Sale ("POS") hardware and software design;
                 2)  communication networks and;
                 3)  data center management services.

The most common application of the Company's expertise is seen in its credit card processing activities wherein the Company 1) sells or leases a POS terminal to a merchant that operates using software provided by the Company;
2) moves credit card data from the merchant site to the ECHO data center over one of several communication networks managed by the Company, and 3) electronically authorizes and deposits funds into the merchant's bank account utilizing the data center and electronic funds transfer capabilities developed by the Company.

The Company has expanded the use of its expertise to the application of inventory tracking services for U-Haul International. Under this program, the Company 1) sells a terminal designed and manufactured by the Company that utilizes software written by the Company to track dealer inventory, generate reports as desired by the dealer and calculate both dealer and U-Haul compensation; 2) manages the transmission of dealer data to the Company's data center over several communication networks, and
3) evaluates the data and distributes it to the appropriate location in the U.S., thereby allowing rental reservations to be taken by other dealers in advance of the physical equipment arriving at the new location.

The Company operates four active subsidiaries, all wholly-owned by the Company, to coordinate its business activities.

          National Credit Card Reserve Corporation ("NCCR") provides all data center and customer service activities relating to transaction processing services which include electronic credit card authorizations, Electronic Fund Transfers ("EFT"), inventorytracking for U-Haul and electronic deposits utilizing the Automated Clearing House ("ACH"), for merchants, banks and other customers.

          ECHO Payment Services, Inc. ("EPS") leases, rents and sells POS terminals and related equipment.

          Computer Based Controls, Inc. ("CBC") designs, manufactures and sells POS terminals and related equipment.

          XpressCheX, Inc. provides check guarantee services to California-based merchants.

The Company's current growth and profitability is being generated primarily from its credit card processing, U-Haul inventory tracking activities, and equipment leasing services (see CREDIT CARD PROCESSING, U-HAUL and LEASING). The Company's equipment design and manufacturing activities have been innovative and have provided added versatility in meeting customer's needs. In the U-Haul relationship, providing the equipment that processes through ECHO's data center contributed to the profitability now being seen in the processing activities of the Company (see CBC). The Company's check guarantee services are restricted to only California merchants (see XPRESSCHEX).

History of Company

The Company was incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. In January 1986, the Company changed its name to Electronic Clearing House, Inc. and acquired Electronic Financial Systems, Inc., which was then engaged in credit card processing. The Company initially provided only credit card authorizations to retail merchants. In 1982, ECHO developed the capability to electronically transmit credit card transaction data from a merchant location to ECHO's data center, thereby eliminating the need for the merchant to deliver paper drafts to a local bank for processing. This electronic transmission capability made it possible for processors and banks to process credit card transactions for merchants located outside of their immediate geographic areas. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House (ACH) to deposit funds into any U.S. bank of the merchant's choice. These two developments make it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

Although positioned well in 1986 to take advantage of its new ACH service on a national scale, the Company was hampered until 1994 by several unstable bank relationships that prevented the Company from fully marketing its capabilities over the ensuing years. Due primarily to bank problems (not associated with the Company), the Company had to move its base of merchants four times over a five year period to new sponsoring banks, each time losing a part of the merchant base. The Company now has established several banks through which it can build its base of merchants, allowing it to focus on growth (see LEGAL and BANK RELATIONSHIPS). The Company served over 6,500 merchants at year end and approximately 3,800 U-Haul dealers.

Since 1985, the Company has written and maintained software to assure that common extant POS terminals sold in the marketplace could process over the ECHO network. In developing the ability to generate the terminal software, the Company in 1985 purchased CBC, a company that had expertise in computer control systems. CBC subsequently developed a high performance terminal and a secure printer that have been used primarily in the money order dispensing market by American Express and are presently being evaluated for use by the United States Postal Service under a pilot program awarded to the Company in November, 1995 (see CBC and USPS). Two patent applications involved with the Company's printer methodology have been filed. One patent has been approved and one is pending (see PATENTS).

In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time management of rental equipment for U-Haul International. The number of active dealers under the system grew to 3,800 in 1996 and an order for 2,300 additional systems has been received in early fiscal 1997 (see U-HAUL).

The marketing of the Company's services has been accomplished in four primary ways: 1) direct sales utilizing Electronic Merchant Services ("EMS"), an independent sales organization, 2) an Agent Bank program that allows small banks to offer full merchant processing services under the sponsorship of ECHO and its primary banks, 3) a referral program and 4) Internet Home Page promotion. For fiscal 1996, approximately 70% of new merchant relationships came through the efforts of EMS and the balance was equally divided between the referral and Internet programs. The Agent Bank program was put on hold temporarily in early fiscal 1996 while one of ECHO's primary banks recapitalized. It is expected that the Agent Bank program will become a contributor to the source of new merchant relationships in fiscal 1997 (see MARKETING and INTERNET).

In early 1996, the Company purchased a business with specialties in communications, Windows NT programming and the Internet, the world-wide communications network. Through this acquisition, the Company has been able to expand its scope of acceptable transaction input devices beyond the traditional POS terminal to include transactions submitted over a common telephone and transactions submitted over the Internet (see TELEMERCHANT and INTERNET). Through the expertise of the programming and management personnel resulting from this acquisition, the Company also expanded the tools it makes available to specific industries to utilize its services. These tools include ECHOBoX, ECHOCash, ECHOTrans, and ECHOBatch (see SPECIFIC INDUSTRY TOOLS).

The Company continues to put a high priority on research and development
("R & D") of both equipment and transaction processing solutions to problems faced by general merchants and/or specific industries in the market place (see RESEARCH). The investment made in R & D exceeded the operating loss in fiscal 1996. As profitability of the processing activities grows, the Company intends to dedicate between 3% and 5% of its revenues to such endeavors.

General Summary

The Company is technically oriented and has expertise in point-of-sale equipment programming, design and manufacture, communication networks, and data center transaction processing and management. The Company recognizes that development and maintenance of these in-house capabilities through the years and continuing research activities based upon this expertise has increased the costs of operation, as compared to the Company's competition who have chosen to out-source these services, and has contributed to continued years of losses as a Company. However, upon reaching profitable operations, significant increases in revenues result without significant increases in expenses. Strategically, having reached the point of profitability in operations, it is believed that this in-house expertise makes the Company more capable and viable in the long term and allows the Company to promote, develop and provide full solutions from both a transaction and equipment viewpoint at lower costs to the market place in a shorter period of time than is normally the case. The Company intends to focus on providing innovative processing solutions that combine banking and credit card information, efficient and fast network communications, a full scope of data center services, real-time customer support services via 800 access and, as needed, advanced POS products for select financial markets and/or national clients.

Credit Card Processing

The Company is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard, respectively. To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The Company has two primary processing bank relationships, First Charter Bank, N.A. and Imperial Bank, both located in California. The Company has signed letters of intent with two additional banks to become primary members of Visa and Mastercard in order to sponsor merchants on behalf of the Company.

In 1996, the Company's credit card dollar volume increased 44% with much of the growth occurring near the end of the fiscal year. As an example, a comparison of September 1995 to September 1996 volume indicates a 55% increase in processing activity. For the year ended September 30, 1996, National Credit Card Reserve ("NCCR") earned eighty-three percent (83%) of the Company's revenues. NCCR presently provides services to over 10,000 users, including 6,500 merchants and 3,800 U-Haul dealers across the nation. These services include 24-hour daily credit card processing capability, "800" number access to customer service personnel and, as needed, various field support services.

Functioning like an electronic utility, NCCR earns a steady stream of transaction and processing fees while the multiple computers in its processing center communicate continuously with merchant terminals, and the databases of Visa, MasterCard, American Express, Diner's Club, Carte Blanche and Discover. The merchants' POS terminals dial the Company's host computers and receive credit card authorizations which have been electronically verified for credit validation and other security considerations.

Electronic files are then transmitted daily by NCCR to the major credit card organizations which subsequently transfer funds from the card issuing banks into one of NCCR's processing banks. At NCCR's direction, funds are then electronically moved from NCCR's processing banks and deposited into the bank of the merchant's choice. On a typical day, NCCR will make deposits to 450 banks across the nation on behalf of its merchant base.

In addition to electronic authorizations and deposits into the merchant's bank of choice, the Company's software programs utilize the POS terminal's electronic memory to capture transactions, retain data and enable merchants to review, reconcile and edit (i.e., "correct") transactions from their business location. NCCR has been successful in providing various services which include a terminal loaner program to minimize downtime, frequent sales reports and information containing reconciliations of a merchant's business activity and sophisticated security services utilizing the merchant's terminal, the Company's host computers and field activity. NCCR utilizes several advanced telecommunications capabilities involving manageable network design, robust communications protocols, circuit troubleshooting, and packet switching, in order to provide consistent and reliable services to its merchants.

NCCR's compensation for credit card processing is derived from two primary sources, the merchant's discount rate and the merchant's transaction fee. The discount rate is expressed as a percentage and is the fee charged to the merchant for the Company's services. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant and the net amount is deposited into the merchant's bank account. Discount rates range between 1.59% and 3.86% and, overall, the Company's average discount rate is 2.10%.

The transaction fee is charged for each transaction processed and the Company's average transaction revenue is $0.17 per transaction. The Company maintains a range up to $0.20 per transaction.

Over the past two years, industry consolidation has been occurring as evidenced by the merger of the number one and number three processors in 1995. Impressive growth in 1995 and 1996 in the credit card processing market has occurred by firms through portfolio acquisitions. Such a strategy raises special challenges that involve supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and, probably most difficult, maintaining merchant relationships. Merchant portfolios can be purchased but the merchants who are processing thereunder are under no obligation to continue to utilize the services of the new owner. This lack of contractual obligation leads to a persistency problem. The long-term profitability of such a strategy will center on the ability of the new owner to bring innovative services to its merchants and its ability to consistently provide timely quality service.

The growing profitability of NCCR operations opens the possibility of the Company considering portfolio acquisitions in the future. The broad technical expertise of the Company, as described earlier, diminishes some of the inherent problems faced in pursuing such a growth strategy. The Company's data center reliability and the costs associated with communication activities of NCCR are presently favorable but no assurance or guarantee can be made that such conditions will continue. Material changes in these areas could reduce or eliminate the profitability expected to be seen from NCCR operations.

Bank Relationships

The Company has two primary bank relationships through which it processes credit card merchant activity. One processing agreement is with First Charter Bank, N.A. and the other agreement is with Imperial Bank. Both banks are located in the greater Los Angeles area. The Company has entered into tentative agreements with Heritage Bank, located in Reno, Nevada and American
Independent Bank, located in Gardena, California, to become primary banks for the Company. All agreements are non-exclusive. Although the Company enjoys good relations with its primary banks, market and/or management changes at the banks can have a negative effect on the Company's business. The Company does not anticipate such changes but can not assure such changes will not occur.

U-Haul International

The U-Haul program began in 1995 after almost a year of development of special software by the Company. The software operates on CBC's EB920 terminal and keeps track of available inventory at the dealer's site. The system also prepares the rental contract between the dealer and the customer and reports the activity electronically to the home office, thereby eliminating the need for a U-Haul dealer to manually prepare weekly summary reports of rental activity. The system tracks all financial data and forwards both rental and financial data daily to ECHO's data center. ECHO distributes the rental data on an hourly basis around the nation to the points of destination. This allows a receiving dealer to accept reservations for rental of the specific equipment prior to the equipment's actual arrival.

The Company has capitalized part of its development costs associated with the development of the system and amortizes such costs over three years. Revenues are derived from equipment sales to U-Haul and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. U-Haul transaction activity and equipment purchases constitute a significant portion of the Company's growing profitability. The Company and U-Haul have begun discussions regarding the possibility of U-Haul gradually assuming the management responsibilities inherent in the overall service the Company offers to U-Haul. If an agreement is realized in this regard, it could limit the long-term potential of the transaction processing revenues. The Company is confident that, should mutual agreement be reached in this regard, the Company would recover its capital investment and a return thereon but such a possibility is not assured. It is also felt that such a strategy of assisting a key customer to become self-sufficient would potentially generate additional opportunities to assist other similar companies in the automation of their reporting systems.

Telemerchant Program

Historically, the Company has utilized a point-of-sale terminal located at the merchant's place of business, the industry standard method of data entry. The purchase of an electronic terminal is sometimes not economically feasible to a merchant with low monthly credit card volume or to a business that performs services at their customer's site (e.g., appliance repair, etc.). To address the needs of these retail business segments and provide access to electronic authorization and deposit services without the obligation to purchase equipment, the Company developed and deployed "Telemerchant", a program permitting a merchant to submit point-of-sale transactions via any touch-tone telephone.
This service utilizes Interactive Voice Response (IVR) and synthesized voice technology to prompt such merchants through the point-of-sale process, providing them with immediate results.

The Company intends to exploit its IVR technology to address and automate specific merchant needs such as ordering supplies and accessing bank account information on demand. The Company has chosen to market its Telemerchant and IVR services through a third party. In addition to the possibility that such party might not be as effective as the Company desires, the possibility also exists that the present format of the program may not meet market expectations. Although not expected, if such becomes the case, the Company intends to make the necessary modifications in both the product design and marketing strategy to most closely match market expectations but success can not be assured.

Internet ("Net")

One of the most talked about marketing mediums in publications today is the Internet, the worldwide network of computers that allows businesses to advertise their products on an international scale. Customers "browse" or "Surf the Net", read the advertisement and, if they wish, purchase those products from their businesses or homes, by use of their computers.

Security of credit card numbers transmitted over the Net has been a recurring question. Serious concern exists in the banking industry about unscrupulous access to a customer's credit card number when it is presented over the Net. The Company agrees with many of these concerns but finds that the primary issue that must be solved in order to confidently accept transactions over the Net is assurance that the merchant subsequently ships the product to the customer.

In 1996, Visa, MasterCard and major software development corporations established a methodology standard for moving transactions over the Net, called Secure Electronic Transactions ("SET"). SET involves the integration of several technologies and parties, including the purchaser, the seller, the bank, the processor and the network service provider. Each segment of the solution is under development and several fully integrated systems are expected by mid-1997. In preparation for the confluence of the diverse disciplines, the Company intends to develop an interface for the processor portion of the system that is compatible with systems that become available on the Net. The SET development notwithstanding, secure mechanisms already exist on the Net that assure confidentiality of data. The Company has been developing programs that rely on such existing technologies in order to begin acceptance of transactions in the immediate future.

     Secure Internet Web Services: In the fourth quarter of 1996, the Company deployed a secure Internet World Wide Web ("WWW") server in anticipation of utilizing common commercial WWW browsers and the Internet as an additional point-of-sale transaction delivery mechanism. In fiscal year 1997, it is anticipated that development and deployment of the back-end technology will realize the Internet as a production point-of-sale capture and transaction-transport vehicle. The Company's technology will rely on a combination of 40 and 128-bit message encryption and digital signature standards, as well as proprietary back-end technology that will offer additional protection to the cardholder and merchant. Management believes this combination of technologies offers superior confidentiality protection as well as substantial cost advantages compared to alternative, generic WWW-based transaction technologies. The Company's service based on these technologies is called ECHOnline, providing a total, "turn-key" solution to merchants desiring to accept and process credit card transactions over the Internet. ECHO entered into an agreement with Mallpark, one of the nation's largest electronic malls with over 42,000 Internet merchants in order to assure the Company has a consistent and on-going marketing effort for its new ECHOnline services.

     Internet Merchant Applications: In order to streamline the process for a prospective merchant to apply for a merchant account, the Company will deploy a WWW application form in the first quarter of 1997 to provide this functionality. Client/server technology will be used to help Company personnel quickly review these applications and move them through the approval process. Automating the process using this back-end technology will help keep Company personnel highly productive as the volume of new merchant applications increases.

     Intranet and Management Reporting: Tools commonly used over the Internet may be invoked to construct an Intranet system that is available for use only by the Company's employees. Beginning in the first quarter of 1997, the Company plans to use Intranet technology for certain management reporting. It is anticipated that as a result, crucial information will be immediately available to top management and operations personnel regarding significant factors affecting the operations of the Company.

The Company has highly trained and knowledgeable people who are designing and managing its Net activities. Although not expected, if for any reason certain key people were no longer available to the Company, the Company would have to look to outside sources for similar capabilities since it does not have additional technical personnel of similar level. No assurance can be made that such expertise would be found and, if found, available to assist the Company. Additionally, the Net products being developed and introduced are intended to augment the Company's present processing activities and are intended to be offered for low entry and low on-going processing costs when compared to other similar services. This strategy is intended to draw retail business relationships presently processing with other providers to the Company, but there is no assurance such a strategy will be effective or will be a sustainable pricing strategy in the long-term. The Company intends to review this strategy regularly, as a result, and make changes in pricing, if necessary, based upon actual experience.

Specific Industry Tools

One of the Company's core beliefs is that the Company must accommodate as many different "point-of-interaction" entry methods as possible in order to build the credit card processing services business, while concentrating on those methods and techniques that will provide the most leverage for the Company. To these ends, the Company has focused a significant percentage of its fiscal 1996 R&D funds in the following areas:

     Enabling Vertical Market Third Party Applications: Many industries (e.g. restaurants, hotels) rely on third-party-developed applications running on PC-compatibles and other equipment to support their point-of-interaction needs. To support these clients, the Company formalized point-of-sale interface specifications to its host computers, developed a conformance certification service/process, and widely encouraged third-party developers to use this free certification service and associated materials to build the Company's point-of-interaction interfaces into the third-party products.

     ECHOBoX: ECHOBoX is a method of bulk transaction submission to an ECHO bulletin board system that automatically moves data into an electronic check withdrawal procedure, a credit card authorization process or credit card deposit for a merchant.

     ECHOBatch: To accommodate generic high-volume business opportunities, in fiscal year 1996, the Company constructed and successfully beta-tested "ECHOBatch", a fulfillment-house-based complement to its popular ECHOBoX processing service. ECHOBatch runs on standard PC's, resides at the fulfillment house, and permits the fulfillment houses to submit multiple merchants' data in a highly controlled, secure manner to the Company's ECHOBox service interface.

     ECHOTrans: To accommodate the growing popularity of PC's as point-of-sale devices, in 1996, the Company developed "ECHOTrans", a PC-compatible based program for both general merchants and specific high volume magnetic card-swipe situations. This program, in conjunction with a mag-swipe card reader, modem, and printer can be used on both standard and portable (lap-top) PC's as a point-of-sale device. This program uniquely satisfies certain common high-volume sales environments as a result of its ability to be customized for ease of use in specific point-of-sale situations and to asynchronously handle the tasks of card-swipe, processing, and receipt printing.

The Company believes that certain industries hold greater processing potential than others and has designed products pointed toward those industries. The Company has been primarily focused on the development of the tools these industries need and has not, as of yet, developed a marketing plan to actively promote these products to those who would be most likely to use them. The effectiveness of the products and, once created, of the marketing program, can not be assured.

Computer Based Controls ("CBC")

Through the years, the Company has developed software which enables the Company's host computer to interface with terminals of several manufacturers, the largest of which, Verifone International, is estimated to have a 77% share of the POS terminal market. This capability enables the Company to provide credit card and check guarantee services not only to merchants who buy or lease the Company's terminals, but also to merchants who use terminals sold and leased by other hardware competitors of the Company.

In the early 1980's, the Company's customers used leased terminals from AT&T. In the mid-1980's, the Company purchased Microfone terminals from General Telephone and Electric (GTE) and offered them to merchants by sale or lease from various financial service companies. As merchants' processing requirements outgrew the capabilities of these terminals, the Company developed and installed proprietary modifications in them to meet customer needs. When technical requirements continued to grow, the Company acquired Computer Based Controls, Inc. (CBC), a designer and manufacturer of commercial electronic systems, to meet its merchants' needs.

Prior to acquisition in 1985, CBC's experience was in the design, development, and manufacture of computerized products for the aerospace industry, and automated control systems for welding machines and other industrial processes. CBC determined that the Company's product objectives could best be achieved by applying aerospace technology to telecommunication equipment. CBC has concentrated its efforts to develop cost-effective equipment which meets the broadest range of existing industry standards.

Individual products developed by CBC to meet the Company's needs include:

Description
ModelCommentsElectronic
Banker 910
EB9101987 - Replaced the Microfone II POS
terminal and provided greater
flexibility at a competitive price.
Electronic
Banker 920
EB9201991 - Replaced the EB910 POS
terminal.  Provided significantly
more memory capacity, ElectroStatic
Discharge (ESD) immunity, and a
faster modem.  Later upgrades
included direct support for
attachment of a PS/2 keyboard.
Electronic
Banker 921
EB9211996 - A modified EB920 POS terminal
intended for the US Postal Service
Electronic Money Order Dispenser
(EMOD) project.  Included additional
ESD provisions and a redesigned
operating system.
Roll Printer

RP1001991 - A patented, high security, 40
column printer originally designed to
meet the needs of the Automated Money
Order Dispenser (AMOD) project.  Also
used in cash advance and gift
certificate applications.  Recent
enhancements allow for the use of
either tractor or friction forms up
to 8.5 inches in length.
Roll Printer

RP1201994 - A modified RP100 which
includes the patent pending
Symbology code reading technology
at a competitive price.  This system
automatically senses the printed
document's serial number.
Roll Printer

RP1211996 - A modified RP120 for the US
Postal Service Electronic Money Order
Dispenser (EMOD) project. Included
significant improvements in print
quality and incorporated Symbology.
Additionally, two products have undergone extensive design work and are at different stages in the development process. The Electronic Banker 100 ("EB100"), a small, low cost POS terminal, is designed to compete effectively in environments not requiring the additional features of the EB920. This terminal is being considered for final tooling and release in the next two years.

The Electronic Banker 10 ("EB10") utilizes a touch screen for graphical POS applications. This system is not being scheduled for release and, if revitalized, would require significant design revision that is not presently planned.

Through these various products, CBC created various system solutions to meet customer needs. The most significant systems include:

Descripti
on
ModelsCommentsAMODEB910 + RP100
EB920 + RP100
The AMOD system was purchased by
American Express from 1991 to 1995 to
provide a means to electronically
issue and print fully-negotiable
money orders.  The system holds blank
forms in a security enclosure and
prints them as directed by the agent.
CBC has shipped more than 18,000 AMOD
systems from 1991 to 1995.
Cash
Advance
EB910
EB920
The Cash Advance terminal is used
primarily in the gaming industry.
The system relies on remote credit
authorization. CBC has shipped more
than 2,000 Cash Advance systems from
1992 to 1996.
Cash
Advance
RP100The Cash Advance printer is used
primarily in the gaming industry.
This system securely prints checks
used within the gaming establishment.
CBC has shipped more than 2,000 Cash
Advance systems from 1992 to 1996.

U-HaulEB920 + SK100
EB920 + PS/2
The U-Haul system provided a means to
track inventory of rental equipment
nationwide on a daily basis.  In
addition, the system allows credit
card payment for rentals through
remote credit card authorization. CBC
has shipped more than 3,800 U-Haul
systems from 1994 to 1996.
EMODEB921 + RP121The EMOD system provides a means
to electronically issue and print fully-negotiable money orders. Security is enhanced by the ability of the system to electronically sense the money order serial number directly from the form itself. The system holds blank forms in an enhanced security enclosure. Money orders may be issued directly from the EB921 keypad or remotely via a PC interface program.
CBC has made significant changes in its product design over the years and, as a result, faces continuing development and support costs that would not be incurred if such changes were not being made. This activity is expected to continue, believing that the changing needs of the market demand a flexible product design. Additionally, CBC has focused on niche markets that, once saturated, do not offer continued revenues from additional equipment sales. This strategy has been successful when reviewed over a multiple year period but no assurance can be given that such a strategy will continue to be effective.

United States Postal Service Pilot Program ("USPS")

In November, 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers (EMOD) for the USPS. The First Article Test of the CBC beta system was done in September 1996 and passed approximately 85% of the necessary criteria. A re-testing is scheduled for the first quarter, fiscal 1997, and, if successful, it is anticipated that a phased deployment of the systems will occur in the Dallas, Texas area beginning in the first quarter of calendar year 1997.

The USPS has advised the Company that they are having difficulty in securing a printing company that is able to economically produce the desired EMOD form stock with the necessary security components. This may delay decisions regarding further deployment after the pilot program begins and/or may generate the need for a redesign of the existing systems to accommodate a modified paper stock. Such events are not certain but possible.

Patents

The Company has filed for two patents with regard to its printer technology used in printing financial documents. One patent has been issued that deals with the use of icons rather than graphics-mode printing in order to increase the print speed of the document issued. The other patent is pending and deals with the Company's method of reading serial numbers, referred to as "Symbology", a low cost alternative to conventional methods presently being used. Patent protection can be a valuable advantage in a technical market but there can be no assurance the patents, either secured or being secured by the Company, will result in such advantage to the Company.

Research

Research and development is funded and performed primarily by NCCR and by CBC. Research by NCCR is focused primarily towards non-hardware specific solutions to
customer requirements.   CBC research is focused on specific hardware and
software solutions as directed by the Company' needs.

NCCR Research

A number of NCCR projects require interaction between POS terminals and mainframe host computers. A good conceptual understanding of the problems unique to both worlds is essential in order for the Company to provide effective solutions to the targeted market segment. The Company has expended significant effort developing in-house software development expertise for state-of-the-art POS and mainframe applications to meet these needs. NCCR focused research and development include the following:

Under Development
Planned DevelopmentCustomer Service Call
Tracking and Reporting
Business Office Supply System
(BOSS) allows  merchants to order
business supplies via the POS
terminal.
Data Center UpgradeDebit Card ProcessingSales Tracking Systems
On-line Inquiry Services to
merchants
Direct Settlement Software

NCCR's development activities can be redirected quickly, based upon any one of several factors, i.e., market changes, financial capabilities, etc. Neither the effectiveness nor even the completion of the items shown are assured due to such uncertainties that exist.

CBC Research

Most CBC projects deal with product development issues requiring an understanding of low-level hardware and software, national and international standards, and agency approval requirements. CBC has expended significant effort updating the RP100/EB920 core design to create the RP121/EB921 for the EMOD project. For CBC, it is essential to maximize the potential for new concept development to flow back into the commercial product line. CBC focused research and development include the following:

Under Development
Planned Development
Multi-tasking operating
system software
Debit Processing
Software development kit for
outside (non-Company)
programmers
U.S. Manufacturing
Enhancements to EB100
Smart Card Technology
Enhancements to RP100 to
enable horizontal form
presentation
Cashiers Check  Management
CBC's development activities can be redirected quickly, based upon any one of several factors, i.e., market changes, financial capabilities, etc. Neither the effectiveness nor even the completion of the items shown are assured due to such uncertainties that exist.

Leasing

The Company sells and leases terminals and printers to retail merchants through its subsidiary, ECHO Payment Services, Inc. ("EPS"). EPS cultivates relationships with independent sales organizations, agent banks, and trade associations and has formed strategic alliances with other marketing groups to increase equipment sales and leases.
EPS normally leases equipment at an annual return of 24%, bundles leases in various sized packages and sells them at a discounted rate to banks and individual investors. Servicing and collection of leases sold is performed by the Company.

XpressCheX

In 1987, the Company initiated its check guarantee services to merchants located in California so a merchant could accept a customer's check with impunity. To support merchants in other states, the Company supports alternative check guarantee services to operate concurrently with the Company's credit card software in the merchant's terminal.

There are two basic types of electronic check processing services available in the market today, check verification and check guarantee.

     Check Verification: The merchant pays a fixed fee for each transaction. For this fee, the provider searches its proprietary data base of bad-check writers attempting to match a specific piece of information (driver's license number, MICR number, etc.) provided by the merchant. A match identifies the check writer as an individual (or business) known to the provider to have current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider) the merchant decides whether to accept at his own risk or decline the check. The provider offers no guarantee that the check will be honored by the check writer's bank and makes no promise of reimbursement if the check is dishonored by the bank.

     Check Guarantee: The merchant pays a fee based on the amount of the check for each transaction. For this fee, the provider searches its data base for the piece of identifying information provided by the merchant. If the identifying information is matched, the provider issues a coded response instructing the merchant to refuse to accept the check. If the identifying information is not matched, a coded response advises the merchant that the provider has guaranteed payment on that item. If that check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by the provider.

Currently XpressCheX, Inc. offers only the check guarantee type of service to merchants located within the state of California. Due to resources being directed to other divisions of the Company and due to the lack of a national data base from which to offer national check guarantee, the Company has not actively promoted its check guarantee services. As a result, XpressCheX's performance has progressively declined over the years.

Analysis is currently underway to determine if the XpressCheX should be retained as a product line and, if retained, what its total product line should include and how it can be effectively marketed outside of the state of California.

Real Estate

The Company presently owns undeveloped land in seven western states. The Company has entered into an agreement with a party to seek to sell all of its real estate holdings. The Company has held all of its land properties for over ten years and does not have current appraisals nor title insurance on its real estate holdings. Some of the properties are held pursuant to quit claim deeds.

Marketing

In 1992, the Company entered into an agreement with Electronic Merchant Services ("EMS"), a sales organization with primary offices in Cleveland, Ohio. EMS has offices in fourteen (14) states and, from time to time, between 250 and 300 salespersons in the field representing the processing services of the Company. During 1996, the EMS relationship generated approximately 70% of new merchant relationships for the Company. In the coming year, the number of new merchant relationships from EMS is expected to rise but the overall percentage of new merchant relationships generated by EMS sales is expected to decrease as a result of increased merchant relationships being secured utilizing the Internet, the Telemerchant program and other direct sales programs being actively promoted by the Company.

Management believes the Company is unique in providing high quality POS hardware, specialized software, a variety of processing services and full customer support through one vertically integrated source. In most instances, such services are performed by different parties and, as a consequence, merchants become very frustrated trying to solve a problem, not knowing which party to call.

NCCR's marketing strategy is twofold:

1) to build its credit card transaction volume by focusing on the small to medium-sized merchant segment, defined as merchants processing $25,000 or less per month in credit card activity, who tend to be overlooked by other processors in favor of larger volume accounts. The strategy relies primarily on third-party relationships that contact and direct such merchants to the Company;

2) to maximize its non-credit card transaction volume by developing applications for niche markets and national customers.

As part of the tactical implementation of the POS dual marketing strategy, agreements have been reached with third-party sales organizations which bring additional processing relationships to the Company. The Company has signed an agreement in the first quarter of 1997 with a third party marketing and sales organization that focuses on acquiring high volumes of smaller merchants that are interested in securely utilizing the Internet as an order-taking and transaction-delivery system.

CBC intends to market its electronic products to its existing customers and to develop similar relationships with customers who have similar needs on a national basis, focusing primarily on the USPS and banking markets. CBC will rely on NCCR and EPS to actively promote its low-end terminal, once released.

The Company has several active marketing programs either underway or in development and its processing volume continues to grow. Markets, however, can change for numerous reasons, e.g., new technology, economic factors, regulatory requirements, etc., that are not within the control of the Company so it can not be assured that the marketing efforts of the Company will continue to be effective or that the Company will continue to see increasing processing volume in the future.

Competition

The business of the Company is highly competitive and most of the Company's competitors are substantially larger and have significantly greater resources than the Company. In the check guarantee industry, several national guarantee companies have a much larger market presence than the Company. In addition, the Company may, in the future, encounter increased competition from the debit card as it gains acceptance. The Company's terminal leasing program competes with banks and other leasing concerns. The POS terminal manufacturing industry has four primary competitors, several of whom are currently larger than the Company.

The negative competitive factors faced by the Company include the following: (1) it is not a bank and does not generally attract new merchants by virtue of such community recognition; (2) it has less capital and resources than numerous competitors; and (3) bank participation for access to Visa and MasterCard is required.

The positive competitive factors of the Company include: (1) "merchant orientation" rather than "bank orientation" in its marketing; (2) technological abilities regarding several services to the merchant market; (3) integrated customer support services, including trouble shooting, seven-day "hot line" support and terminal loaner and repair; (4) technologically competitive terminals, software and communications facilities; (5) capability to respond quickly to developing market requirements with new hardware and software; and
(6) ability to provide complete turnkey systems for special markets.

Employees

The Company employed 62 persons at September 30, 1996, none of whom are represented by a labor union. The employees are based in Agoura Hills, California. Management believes that its employee relations are good at the present time.

Forward Looking Statements

When used in the Business section (Item 1.) or elsewhere in this document, the words "believes", "anticipates", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties included changes in economic conditions locally and nationally, and changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 2.      Properties

In October 1994, the Company purchased for $880,000 the three-story, 13,500 square foot building it currently occupies, making a down payment of $320,000 and borrowing $560,000, with a monthly debt service of approximately $4,000. This building houses the Company's headquarters and computer facilities.

As of September 30, 1996, the Company's book value of its raw land real estate holdings was $528,000. A $276,000 reserve allowance was set up to reflect the $252,000 net book estimated fair market value of the properties. The Company owns several pieces of raw land for investment consisting of four noncontiguous parcels in Missouri totaling approximately five acres, two noncontiguous parcels in Texas totaling approximately forty-four acres, one acre in Castilla County, Colorado, one-third acre in Eureka County, Nevada, a single lot in Arrowhead County, Washington, a single lot in Ventura County, California, three acres in Independence County, Arkansas, and 498 acres in San Bernardino County, California. The Company has entered into an agreement with a party to represent and sell its properties.


ITEM 3.     Legal Proceedings

As is the case with many businesses that serve thousands of customers, the Company routinely encounters legal actions that may or may not have substance.

The Company is currently involved in lawsuits against sixteen merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. These lawsuits aggregate to more than $530,000.

The Company encounters other legal actions routinely in the course of doing business but none are considered significant and none are known at the date of filing other than those discussed above.


ITEM 4.     Submission of Matters to a Vote of Security Holders

One matter was submitted to a vote of Security Holders during the fiscal year ended September 30, 1996 at the annual shareholders' meeting held on February 21, 1996. A majority of shareholders' votes approved one issue: (1) ratification and approval of auditors.
                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Security Matters

Since January 17, 1986, the Company has been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, the Company was accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trades under the symbol of "ECHO". The following table sets forth the range of high and low prices for the Common Stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.
Moreover, due to the lack of an established trading market for the Common Stock, such quotations may bear no relationship to the fair market value of the Common Stock and may not indicate prices at which the Common Stock would trade in an established public trading market.

                 FISCAL YEAR ENDED        High         Low
                    SEPTEMBER 30,

                           1996
                    First Quarter       $0.84        $0.31
                    Second Quarter      $0.96        $0.34
                    Third Quarter       $1.53        $0.66
                    Fourth Quarter      $1.16        $0.72
                           1995
                    First Quarter       $0.56        $0.34
                    Second Quarter      $0.94        $0.41
                    Third Quarter       $0.53        $0.41
                    Fourth Quarter      $0.66        $0.25
                           1994
                    First Quarter       $1.31        $0.75
                    Second Quarter      $0.84        $0.44
                    Third Quarter       $0.87        $0.47
                    Fourth Quarter      $0.78        $0.44


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Common Stock is limited and sporadic, as indicated by the average monthly trading volume of 863,392 shares for the period from October 1995 to September 1996. The above prices represent quotations between NASDAQ dealers, which do not reflect retail markups, markdowns or commissions, and may not represent actual transactions. On December 20, 1996, the closing representative price per share of the Common Stock, as reported through NASDAQ in the over-the-counter market, was $1.31.

Holders of Common Stock

As of September 30, 1996, there were 992 record holders of the Company's Common Stock, with 11,571,804 shares outstanding.

Dividend Policy

The Company has not paid any dividends in the past and has no current plan. The Company intends to devote all funds to the operation of its businesses.


ITEM 6.     Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 1996 and 1995 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 1996, and notes thereto appearing elsewhere herein.

                               Year Ended September 30
                                    1996     1995    1994      1993     1992
                                 (Amounts in thousands, except per share)
Statement of Operations Data:
         . . . . . . . . . . .
Revenues . . . . . . . . . . .     $14,342 $14,101  $9,585  $15,867  $11,962
Costs and Expenses . . . . . .      14,526  14,238  10,466   16,495   12,583
Loss from operations . . . . .       (184)   (137)   (881)    (628)    (621)
Interest expense, net. . . . .       (228)   (169)    (45)    (210)    (244)
Other income (expense), net. .       (182)    135
Loss before income tax
 (provision) benefit and
 extraordinary items . . . . .       (594)   (171)   (926)    (838)    (865)
Income tax (provision) benefit         (5)     (5)      (5)     (5)      (5)

Net loss . . . . . . . . . . .   ($   599)($  176)($  931) ($  843) ($  870)

Net loss per share . . . . . .     ($.053) ($.016) ($.117)  ($.127)  ($.133)

Weighted Average Number of
 Common Shares and Equivalents
 Outstanding . . . . . . . . .      11,297  11,039   7,969    6,645    6,556

Balance Sheet Data:
Working Capital surplus (deficit)     $238  ($119)      $6     $625      $84
Current assets . . . . . . . .       2,254   1,721   4,215    2,563    2,382
Total assets . . . . . . . . .       4,682   4,063   5,963    4,129    5,208
Current liabilities. . . . . .       2,016   1,840   4,209    1,938    2,298
Long-term debt, and payable to
 stockholders and related parties,
 less current portion. . . . .         597     724      79      428      666
Total stockholders' equity . .      $2,069  $1,499  $1,675   $1,701   $2,025




ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal years 1996 and 1995
Electronic Clearing House, Inc. recorded a net loss of $599,000 for the fiscal year ended September 30, 1996, compared with a net loss of $176,000 for the fiscal year ended September 30, 1995. The increase in net loss for fiscal year 1996 was mainly attributable to a $97,000 increase in research and development expenses primarily related to a pilot program for the United States Postal Service ("USPS"), the $327,000 of non-recurring lawsuit settlement income recorded in fiscal year 1995, and a $70,000 increase in interest expense during fiscal 1996. The Company showed a loss of $184,000 from operations which can be attributed to its equipment subsidiary, Computer Based Controls, Inc. ("CBC") and expenses related to the USPS pilot and other direct and indirect costs associated with CBC.

Profitable operations of the Company's processing activities was attained in the latter part of fiscal 1995 and gradually increased through fiscal 1996. The Company is expected to be able to continue to increase its profitability from its bankcard processing operations for fiscal 1997 due to the anticipated increase in its merchant base from its existing marketing programs, increased transaction activity from its association with a national rental organization, and from the newly developed Telemerchant and Internet processing programs initiated during the first quarter of 1997.

Bankcard processing revenue, bankcard transactions fees, and check guarantee fees for fiscal year 1996 increased 43% to $12,053,000 from $8,447,000 for fiscal year 1995. Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenues resulted primarily from the increase in the number of active merchant accounts from 4,886 as of September 30, 1995 to 6,595, a 35% increase. The Company's expanding merchant base and profitability is primarily attributable to the following programs. The first factor is the effective sales efforts of an independent processing-related sales organization that is presently accounting for approximately 70% of the Company's new merchant relationships. Secondly, referral from the Company's existing merchant base and the direct response to the Company's Internet Home Page account for approximately 20% of the Company's merchant growth. Third, the Company's new agent bank program, actively promoted in the first quarter of fiscal 1996, is resulting in increased merchant relationships and increased processing volume as a result of the acquisition of the existing merchants already processing with the agent banks. Fourth, inventory transactions revenue for a national rental organization increased 92% from fiscal 1995. Additionally, during fiscal year 1996, the Company targeted merchant industry types which generally have higher discount rates and processing volume as compared to the typical retail merchant.
A primary contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations and, presently, the Company has two primary bank relationships. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. The Company has signed letters of intent with two additional banks as primary banks. The Company is making the necessary software enhancements to allow the new primary banks to become active by the second quarter of fiscal 1997.

Bankcard processing expenses have generally remained constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, check guarantee expense and customer service expense, increased 41% to $9,505,000 from $6,758,000 for fiscal 1995. This was in direct relation to the increase in processing revenues.

Check guarantee fees have decreased 30% from $194,000 to $135,000 and related expenses have decreased 29% from $93,000 to $66,000, reflecting the absence of active marketing or development of the Company's check guarantee services. Check guarantee services are not presently actively promoted for two primary reasons; 1) negative check writer data are only available on California activity while much of the Company's base of merchants are in other states, and 2) development focus and resources are being placed in bankcard processing and terminal sales programs that are viewed by management to have a higher growth and revenue potential.

The primary variables affecting equipment sales are inventory levels, software design and development by the Company, the timing of customer orders and the lead time required for delivery of such orders. The Company's primary terminal system, the EB920, is a highly customer-specific terminal and for this reason, as well as the financial costs related thereto, the Company does not maintain significant on-hand inventory beyond depot requirements.
Customer orders have historically been in large quantities that exceed the inventory amounts the Company maintains and such orders are typically received only one or two times per year per customer. The time from receipt of the customer's order to the delivery of the systems is presently a four
(4) month period, primarily due to the lead-times of electronic components for the system. Subsequent to September 30, 1996, the Company received an order for 2,379 EB920A terminals from its national rental organization customer.

Revenue related to terminal sales are recognized when the equipment is shipped. Terminal sales and lease revenue for fiscal 1996 decreased 61% to $2,189,000 from $5,617,000 for fiscal 1995. This significant reduction in revenue between the two periods can be attributed to two primary causes. First, the Company's equipment subsidiary focused much of the year on performance under an award by the USPS that generated no revenue during the year. Secondly, 6,000 systems were delivered to two major accounts in 1995 and 1,800 to one account in 1996. Due to the type of customer who finds the Company's equipment useful, larger orders placed annually are the norm rather than small orders placed more frequently. This inherent difference in similar periods makes revenue comparison more difficult. Related costs have decreased 57%, directly related to the lower sales.

Research and development revenue increased from $37,000 for fiscal 1995 to $100,000 for fiscal 1996, reflecting an increase in fee-paid developmental work for existing customers. Research and development expense increased 43% from $228,000 to $325,000 for the same period, reflecting primarily the developmental effort required under a pilot program to design and deploy electronic money order systems for the USPS that was awarded to the Company in November 1995.
The Company decided to invest a significant portion of its resources in the USPS pilot program for two primary reasons; 1) the potential exists for a national program with the USPS if the pilot program proves to be successful, and 2) the new system will meet the needs of other customers and markets that the Company feels it can solicit effectively.

There was a 67% decrease in equipment sales expense from $93,000 for fiscal 1995 to $31,000 for fiscal 1996. This decrease reflects a reduction in the direct sales efforts on behalf of the Company's equipment subsidiary, CBC.

General and administrative expense decreased marginally from $2,823,000 for fiscal 1995 to $2,799,000 for fiscal 1996. This is a result of the Company's ability to effectively control costs and the effects of an in-house automation program that lowers operating costs while allowing increased processing volume.

Interest expense increased 36% from $196,000 for fiscal 1995 to $266,000 for fiscal 1996. This is mainly attributable to the interest amortization expense related to warrants issued during 1996 as a consideration for the extension of certain existing and new term loans.

Liquidity and Capital Resources

At September 30, 1996, the Company had a $238,000 working capital as compared to $119,000 negative working capital in fiscal year 1995. This increase in working capital primarily reflects the increase in cash and restricted cash as of September 30, 1996. The Company had available cash of $172,000 and $516,000 of restricted cash in reserve with its primary processing bank as of September 30, 1996. Subsequent to September 30, 1996, the Company received a $438,000 downpayment on an order for 2,379 EB920A terminals.

Accounts receivable increased $194,000 from September 30, 1995 to September 30, 1996. This increase was the result of increases in the number of merchants and the increases in processing volume in fiscal year 1996. Inventory increased $186,000 from September 30, 1995 to September 30, 1996. This increase was primarily related to the inventory build-up for the USPS pilot program. Short-term borrowings increased $213,000 as a result of $200,000 convertible notes which are due in March 1997.

Capital expenditures were approximately $138,000 for fiscal 1996 as compared to $299,000 for fiscal 1995. Capital expenditures in 1996 were primarily the result of purchase of tooling for the Company's manufacturing processes and upgrades to computer systems.

The significant increase in cash provided by financing activities for fiscal year 1996 resulted from the sale of $850,000 of Series K Preferred Stock, the issuance of $200,000 of short-term notes, and $139,000 from the proceeds of warrants and options exercised.


The report of the Company's independent accountants during the past ten years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses. The profitability of the Company's processing activities diminishes this risk significantly even though CBC is expected to continue to operate at a loss for fiscal year 1997.

CBC's activities are being focused almost entirely on the performance under the USPS pilot program and other developmental projects are being postponed. This concentration of energy and resources has resulted in an operating loss in the fiscal year 1996 from CBC activities alone that exceeds the total operating loss shown by the Company in fiscal year 1996. Since the development portion of the USPS pilot program is nearing completion, continued investment at the current level into CBC is not expected to be necessary in fiscal year 1997 and as a result, the operating losses for CBC are expected to be reduced significantly.

In November, 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers (EMOD) for the USPS. The First Article Test of the CBC beta system was done in September 1996 and passed approximately 85% of the necessary criteria. A re-testing is scheduled for the first quarter, fiscal 1997, and, if successful, it is anticipated that a phased deployment of the systems will occur in the Dallas, Texas area beginning in the first quarter of calendar year 1997. The USPS has advised the Company that they are having difficulty in securing a printing company that is able to economically produce the desired EMOD form stock with the necessary security components.
This may delay decisions regarding further deployment after the pilot program begins and/or may generate the need for a redesign of the existing systems to accommodate a modified paper stock. Such events are not certain but possible.

Based upon continued growth in its processing operations and the recent order of 2,379 EB920A terminals, cash flow from operations is expected to be positive in fiscal year 1997. As described above in "Results of Operations", contingencies that could impact liquidity are mitigated by continuing successes in the expansion of the customer base and by the establishment of multiple banking relationships.

In November 1996, $100,000 of short-term debt was converted into 250,000 shares of common stock. The remaining $800,000 of short-term debt is also convertible into common stock at $.40-$.50 a share. The Company is reviewing its options to either 1) refinance the $800,000 debt or 2) effect repayment through private placement funds when the notes become due in March and April of 1997 if the conversion option has not been exercised by the noteholders at that time.

At September 30, 1996, the ratio of current assets to current liabilities was 1.12:1 as compared to 0.94:1 at September 30, 1995. The twelve-month average collection period for receivables was 20 days for fiscal year 1996 as compared to 25 days for fiscal year 1995. The Company's annualized inventory turnover ratios for fiscal year 1996 was 4.50, as compared to 5.12 for fiscal year 1995.

When used in the Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this document, the words "believes", "anticipates", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties included changes in economic conditions locally and nationally, and changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 8.    Financial Statements and Supplemental Data

The Financial Statements and Supplementary Data are listed under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K".


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    PART III



ITEM 10.     Directors and Executive Officers of the Registrant

The officers and directors of the Company are:


                                                           Date first became
        Name                   Position                   Officer or Director
Donald R. Anderson <F1>    Director, President,             1986
                           Chief Operating Officer

Joel M. Barry<F1><F3><F4>  Chairman of the Board,           1986
                           Chief Executive Officer

David Griffin              Vice President                   1990

Larry Thomas               Senior Vice President,           1996
                           Chief Technology Officer

Jesse Fong                 Vice President                   1994

Jack Wilson                Vice President                   1994

Alice L. Cheung            Chief Financial Officer,         1996
                           Treasurer

Donna L. Camras            Corporate Secretary              1990

R. Marshall Frost          Counsel                          1994

Fariborz Hamzei<F2><F3><F4>Director                         1988

Carl W. Schafer<F1><F2><F3>Director                         1986

Herbert L. Lucas<F1><F3><F4>Director                        1991

<F1>
Member, Finance Committee
<F2>
Member, Audit Committee
<F3>
Member, Nominating Committee
<F4>
Member, Executive Compensation Committee

DONALD R. ANDERSON, age 61, has been President and a Director of the Company since December 4, 1986. Mr. Anderson was Chief Executive Officer from December 4, 1986, to June 29, 1990, at which time he became Chief Operating Officer of the Company. Mr. Anderson is also President and a Director of the EPS, XpressCheX and NCCR subsidiaries and a Director of the CBC subsidiary. Mr. Anderson received his B.S. degree in mathematics and his M.S. degree in engineering from California State University. He participated in the founding of Science Dynamics Corporation, a medical information systems company, in August 1969, and served as its Vice President until October 1984, when Science Dynamics was purchased by McDonnell Douglas Corporation. From October 1984 until December 1986, Mr. Anderson was employed by McDonnell Douglas Corporation as Vice President, Market Research and Product Planning. In August 1992, he was appointed to the Board of Directors of Pacific Christian College and has served as a director on the Board of Cornerstone Christian School since September 1994.

JOEL M. BARRY, age 46, has been a Director of the Company since July 8, 1986, Chairman of the Board since December 26, 1986, served as Chief Financial Officer from May 1, 1987 to June 9, 1990, and Executive Vice President from October 12, 1987 to June 29, 1990, when he was designated Chief Executive Officer of the Company. Mr. Barry is also a Director and Chief Executive Officer of the NCCR and CBC subsidiaries. Since approximately August 1981, through various entities, Mr. Barry has been a lecturer and investment counselor regarding investment partnerships. Mr. Barry was the founder and President of Basics Financial Planning & Investments, Inc. ("Basics"), a financial management firm, formed in August 1983 and dissolved in June 1991. Basics is the successor to Dynamic Seminars, a firm founded by Mr. Barry in August 1981.

DAVID GRIFFIN, age 48, has served as Vice President of Sales since June 1990. Previous to this capacity, he was Vice President of Operations for the Company from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr.
Griffin holds a business administration degree with a major in accounting from the University of Houston.

LARRY THOMAS, age 50, joined the Company in November 1995, has served as Senior Vice President since June 1996, and was appointed as Chief Technology Officer in September 1996. Prior to joining the Company, Mr. Thomas was a charter member of the Cellular Digital Packet Data (CDPD) specification effort and through the company he founded, XYNet Software Technologies, managed the development and delivery to several carriers of CDPD accounting and provisioning software. Mr. Thomas served Unisys/Burroughs Corporation for 20 years as a system software/hardware developer, manager, and division general manager, with his last position as Vice President of Unisys Network
Management Systems. Mr. Thomas has been a consultant, author, and speaker on Internet and OSI related technologies, network management protocols, complex software systems and large-network solutions for major system integration firms. Mr. Thomas holds an MSEE and BSEE from Rice University in Houston, Texas, as well as a BA in Economics from Rice.

JESSE FONG, age 45, has served as Vice President of MIS since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He was born in Hong Kong, received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

JACK WILSON, age 52, has served as Vice President of Bank Card Relations since June 1994 and was Director of Bank Card Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

ALICE L. CHEUNG, age 39, accepted the position of Treasurer and Chief Financial Officer in July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996 and has had sixteen years experience in all phases of corporate accounting, financial management and strategic planning.
Ms. Cheung is an active member of the American Institute of Certified Public Accountants.

DONNA L. CAMRAS, age 47, joined the Company in 1988. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

R. MARSHALL FROST, age 49, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar, a member of the American Bar Association and the International Bar Association, and a certified broker with the California Department of Real Estate.

FARIBORZ HAMZEI, age 38, is currently an independent financial consultant, specializing in real estate investments and is Vice President of Market Analysts of Southern California, a non-profit organization conducting technical analyses of financial markets. Mr. Hamzei was President of Caspian Capital Corporation, Los Angeles, California, from July, 1990 to December, 1991, and Executive Vice President of Caspian Capital Corporation from August, 1988 to July, 1990. Previously, he was President and Chief Executive Officer of International Message Switching Corporation, a publicly held company from August 1987 to October 1987. Mr. Hamzei has also held various positions in two high tech start-up companies, and from 1978 through 1982 held various management positions at Northrop's Aircraft Division. Mr. Hamzei holds a BSE degree from Princeton University.

CARL W. SCHAFER, age 60, has been a Director since July 1986. Mr. Schafer was Financial Vice President and Treasurer (Chief Financial Officer) of Princeton University from July 1976 to October 1987. From October 1987 to April 1990, Mr. Schafer was a Principal of Rockefeller & Co., Inc. of New York, an investment management firm. He is a Trustee of The Atlantic Foundation and Harbor Branch Institution and became President of the Atlantic Foundation in April 1990. Mr. Schafer also holds the following positions: Director/ Trustee of the Paine Webber and Guardian Families of Mutual Funds; Director of Roadway Express, Inc., a trucking company; Director of Wainoco Oil Corporation, an oil and gas producer and refinery; Director of Evans Systems, Inc., a petroleum product marketer, convenience store, and diversified company; Director of Nutraceutix, Inc., a bio technology company; and Director of The Johnson Atelier and School Of Sculpture. He graduated from the University of Rochester in 1958, and served with the U.S. Bureau of the Budget, successively, as Budget Examiner, Legislative Analyst, Deputy
Director and Director of Budget Preparation.  He resides in Princeton, New
Jersey.

HERBERT L. LUCAS, age 70, received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Management Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas also serves as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He also was formerly a member of the Board of Trustees of Princeton University.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The annual meeting of stockholders was held on February 21, 1996, and the election of directors was held at that time.

ITEM 11.     Executive Compensation

The following table sets forth the total compensation paid and stock options and warrants offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 1996, 1995 and 1994.

Summary Compensation Table


                                                      Annual      Long Term
                                                   Compensation Compensation

                     Capacities in                                Securites
Name                 Which Served           Year   Salary<F1>    Underlying
Options<F2>
Joel M. Barry        Chairman/Chief        1996    $120,000         -
                     Executive Officer     1995     115,000      650,000
                                           1994     115,000


Donald R. Anderson   President/Chief       1996    $160,000<F3>         -
                     Operating Officer     1995     160,000<F3>         310,000
                                           1994     121,000       50,000

<F1>
The Company provides both Mr. Barry and Mr. Anderson with an automobile. Mr. Barry and Mr. Anderson are both participants of a Company sponsored 401(K) plan. There has been no compensation paid other than that indicated in the above table. No bonuses pursuant to employment agreements were granted in the three fiscal years presented.
<F2>
None of these options has been exercised. See "Stock Option Plan" and "Warrants".
<F3>
According to the terms of Mr. Anderson's employment agreement, $125,000 of Mr. Anderson's salary was annual income and $35,000 was repayment of deferred income.

Fiscal 1996 Option Grants Table

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 1996. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.



                                                         Potential Realization
                                                           Value at Assumed
                                                            Annual Rates of
                                                              Stock Price
                            Percent of                     Appreciation for
                           Total Granted Exercise             Option Term
                  Options to Employees in  Price Expiration
Name              Granted   Fiscal Year   ($/sh)    Date    5% ($)   10% ($)

Joel M. Barry       none          n/a       -        -       n/a      n/a
D. R. Anderson      none          n/a       -        -       n/a      n/a


The following table sets forth the number of unexercised options and warrants held by the Company's Chief Executive Officer and each of its executive officers other than the Chief Executive Officer whose compensation exceeded $100,000 during fiscal 1996. No options/warrants have been exercised.

Aggregated Option/SAR Exercises and Fiscal-Year Option/SAR Value Table
                                                                 Value of
                                                 Number of      unexercised
                          Shares                unexercised    in-the-money
                        acquired on     Value  options/SARS    Options/SARS
Name                    exercise #   realized $  FY-end #     at FY-end $<F1>

Joel M. Barry             -0-          -0-      650,000        $247,000
Donald R. Anderson        -0-          -0-      510,000        $ 98,000

<F1>
Based on the closing sales price of the Common Stock on September 30, 1996 of $0.78 per share, less the option exercise price.

Compensation Committee Interlocks and Insider Participation

Joel M. Barry, Chairman of the Board and Chief Executive Officer, Herbert L. Lucas, Jr., Director, and Fariborz Hamzei, Director, serve on the compensation committee. No executive officer of the Company serves on the compensation committee of another entity or as a director of another entity with an executive officer on the Company's compensation committee.

Director Compensation

Outside directors are compensated at the rate of $1,500 per quarterly meeting plus reasonable expenses incurred in connection therewith. Directors are not compensated for special meetings other than regular quarterly meetings.

Employment Agreements

Mr. Anderson entered into a three-year employment agreement, effective October 1, 1994, which provides for a salary of $120,000 during fiscal 1995, $125,000 during fiscal 1996 and $130,000 during fiscal 1997, plus a retirement plan contribution of $60,000 per year for the term of the agreement or 3% of the pre-tax earnings of the Company, whichever is greater, up to a maximum allocation in any year of $120,000. In connection with this agreement, the Company also issued Mr. Anderson 310,000 options, each to purchase one share of Common Stock at $0.50 per share, vested over the three years of this agreement.

Bonus, Profit-Sharing and Other Remuneration Plans and Pension and Retirement Plans

Mr. Anderson is entitled to an annual bonus of 3% of the Company's pre-tax net profits. This bonus will be offset against the current year retirement plan contribution of $60,000. Additionally, the Board of Directors has granted Mr. Anderson the authority and discretion to distribute up to 2 1/2% of the annual pre-tax net profits to other "Senior Officers".

In fiscal 1996, the Company adopted a bonus plan which covers several of its officers. Each participant could earn up to 30% of their annual salary as a bonus based on each individual's performance and the overall performance of the Company.

The Company has a contributory 401(K) Retirement Pension Plan which covers all employees who are qualified under the plan provisions.

Stock Option Plan

On May 13, 1992, the Company's Board of Directors authorized adoption of a Directors and Officers Stock Option Plan ("Plan"), ratified by the shareholders at the Annual Meeting held July 10, 1992. The Plan provided for the issuance of up to 325,000 stock options, each to purchase one share of the Common Stock for $0.85 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like.

During fiscal 1994, Mr. Anderson converted 150,000 warrants to common stock options exercisable at $0.85.

On April 5, 1994, Donald R. Anderson was granted 50,000 five-year options each to purchase one share of common stock at $0.56 per share.

On September 13, 1994, the Company's Board of Directors authorized an increase in the Plan to 2,375,000 options and was ratified by the shareholders at the Annual Meeting held in February of 1995.

On September 30, 1995, Joel M. Barry was granted 650,000 five-year options each to purchase one share of common stock at $0.40 per share.

With the exception of the foregoing, the Company has no stock option plans or other similar or related plans in which any of its officers or directors participate.



ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

As of September 30, 1996, there were 11,571,804 shares of the Company's Common Stock outstanding. The following table sets forth the beneficial owners of more than 5% of the Company's voting securities.

Title     Name and Address              Amount and Nature      Percent
of Class  of Beneficial Owner        of Beneficial Ownership  of Class
Common    Herbert Smilowitz                  800,000  <F1>      6.47%
          P.O. Box 511
          East Rutherford, NJ  07073

Common    Leo and Maurine Weiner             775,000  <F2>      6.28%
          160 Broadway
          New York, NY  10038

Common    Arthur Geiger                      950,000  <F3>      7.59%
          P.O. Box 309
          Morristown, NJ  07963

Common    Moses Marx                         787,500  <F4>      6.37%
          160 Broadway
          New York, NY  10038

Common    Prudential Insurance Co.           702,450            6.07%
          Prudential Plaza
          Newark, NJ  07102

Common    Michael Rich                       720,000            6.22%
          245 E. 87th St.
          New York, NY  10128

Common    Dr. Kenneth Van Zyl                889,313  <F5>      7.40%
          1859 St. Andrews Drive
          McMinnville, OR 97128


<F1>
300,000 shares are warrants issued in connection with various loans and 500,000 shares are loan conversion rights.
<F2>
275,000 shares are warrants issued in connection with various loans and 500,000 shares are loan conversion rights.
<F3>
375,000 shares are warrants issued in connection with various loans and 575,000 shares are loan conversion rights.
<F4>
287,500 shares are warrants issued in connection with various loans and 500,000 shares are loan conversion rights.
<F5>
447,900 shares of Dr. Van Zyl's common stock is 22,395 of unconverted Preferred Series H Stock.

To the Company's knowledge, no other individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's officers and directors, individually, and as a group, as of September 30, 1996.



                              Amount and                Percentage of
                        Nature of Beneficial        Outstanding Stock<F1>
  Name and Address           Ownership                  At 9/30/96
  Donald R. Anderson           588,659  <F2><F3><F7><F10>    4.86%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Joel M. Barry                729,250  <F7>                 5.97%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Donna Camras                  50,000  <F7>                 0.43%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Alice L. Cheung              100,000  <F7>                 0.86%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Jesse Fong                   150,110  <4><7>               1.28%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  R. Marshall Frost             60,000  <F7>                 0.52%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  David Griffin                253,312  <F7><F9>             2.14%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Fariborz Hamzei              250,000  <F5>                 2.11%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Herbert L. Lucas             391,889  <F5><F8>             3.31%
  12011 San Vicente Boulevard
  Los Angeles, CA  90049

  Carl W. Schafer              300,000  <F5>                 2.53%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Larry Thomas                 550,000  <F6><F7>             4.63%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Jack Wilson                  160,000  <F7>                 1.36%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  All officers and directors
  as a group (12 persons)    3,583,220                      30.00%




<F1>
Outstanding Common Shares with effect given to conversion of Preferred Stock, options and warrants described in footnotes 2 through 10.
<F2>
Includes 45,473 shares owned by the Anderson Family Trust of which Mr. Anderson is a co-trustee and 1,775 shares owned by Mr. Anderson's wife.
<F3>
Reflects conversion of Series H Convertible Preferred Stock into Common Stock.
<F4>
Includes warrants awarded by the Board of Directors of the Company.
<F5>
Includes options granted to outside directors.
<F6>
Includes Common Shares as payment for acquisition.
(F7>
Includes options according to the terms of the Incentive Stock Option Plan. See "Item 11. Options, Warrants or Rights".
<F8>
Includes 141,889 shares indirectly owned by Mr. Lucas through a trust for his wife.
<F9>
Includes 675 shares owned by Mr. Griffin's wife.
<F10>
Includes 310,000 options granted to Mr. Anderson pursuant to his employment agreement of September 15, 1994. See "Item 11. Employment Agreements".

ITEM 13.     Certain Relationships and Related Transactions

There were no material related-party transactions.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

   (1) Consolidated Financial Statements
                                           Page

           Report of Independent Accountants . . . . . . . . . . . . . . . . F-1

           Consolidated Balance Sheet at September 30, 1996 and 1995 . . . . F-2

           Consolidated Statement of Operations for each of the three years in the period ended September 30, 1996. . . . . . . . . . . . . . F-3

           Consolidated Statement of Changes in Stockholders' Equity
           for each of the three years in the period ended
           September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . F-4

           Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 1996. . . . . . . . . . . . . . F-5

           Notes to Consolidated Financial Statements. . . . . . . . . . . . F-6

    (2) Financial Statement Schedules:

           Schedule VIII - Valuation and Qualifying Accounts . . . . . . . .S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8K for fourth quarter ending September 30, 1996:

           Form 8K, dated September 30, 1996, incorporated herein by reference

(c) Exhibits:

 Exhibit
 Number                             Description of Document

        1.1 Form of Underwriting Agreement between the Company and J.W. Gant & Associates, Inc. <F3>
        1.2    Form of Agreement among Underwriters. <F3>
        1.3    Form of Selected Dealer's Agreement. <F3>
        3.1 Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. <F1>
        3.2 Certificate of Amendment to Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on September 1, 1983. <F1>
        3.3 Certificate of Amendment of Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on January 17, 1986. <F1>
        3.4    By-Laws of Bio Recovery Technology, Inc. <F1>
        4.1 Proposed Form of Purchase Option between the Company and J.W. Gant & Associates, Inc. <F3>
        4.2    Specimen Common Stock Certificate. <F3>

       10.5 Copy of Refinancing Agreement dated June 20, 1989 between Electronic Clearing House, Inc., Kenneth Van Zyl Living Trust, and Mrs. Alice A. Haessler. <F2>
       10.7    Copy of Imperial Bank Agreement dated October 31, 1989 between
               Electronic Clearing House, Inc. and Imperial Bank. <F2>
       10.11   Form of Warrants to Purchase Common Stock of Registrant. <F3>
       10.12 Form of Agreement to be entered into by the Officers, Directors, and 5% or more Stockholders of the Company with J.W. Gant & Associates, Inc. <F3>
       10.27 Copy of Agreement between Electronic Clearing House, Inc. and Francis David Corporation, dated May 18, 1992. <F4>
       10.28 Copy of Addendum Authorizing Evaluation and Calculation of Loss Reserve Requirement and Designation of Las Vegas, Nevada Territory, dated July 9, 1992. <F4>
       10.31 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Charter Bank, dated January 25, 1994. <F6>
       10.32 Copy of Escrow Statement of Electronic Clearing House, Inc. for purchase of building located at 28001 Dorothy Drive, Agoura Hills, California. <F6>
       10.33 Copy of Employment Agreement dated October 1, 1994 between Electronic Clearing House, Inc. and Donald R. Anderson. <F6>
       10.34 Copy of Asset Purchase Agreement between Electronic Clearing House, Inc. and Larry Thomas, dated December 31, 1995.
       22.0    Subsidiaries of Registrant. <F2>



[FN]
<F1>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
<F2>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference.
<F3>
Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
<F4>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference.
<F5>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference.
<F6>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference.

[/FN]



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



               ELECTRONIC CLEARING HOUSE, INC.


               By:    \s\ Donald R. Anderson
                     Donald R. Anderson, President
                     and Chief Operating Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                        Title             Date




 \s\ Donald R. Anderson   Director, President, and     )      December 24, 1996
      Donald R. Anderson  Chief Operating Officer      )
                                                       )
                                                       )
 \s\ Joel M. Barry        Chairman of the Board        )
      Joel M. Barry       and Chief Executive Officer  )
                                                       )
                                                       )
 \s\ Fariborz Hamzei      Director                     )
      Fariborz Hamzei                                  )
                                                       )
                                                       )
 \s\ Alice L. Cheung      Treasurer and                )
      Alice L. Cheung     Chief Financial Officer      )
                                                       )
                                                       )







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in the consolidated financial statements, the Company has extensive transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective October 1, 1993.



Los Angeles, California
November 15, 1996

                 ELECTRONIC CLEARING HOUSE, INC.

                   CONSOLIDATED BALANCE SHEET

                                                September 30,

                                              1996        1995

                             ASSETS
Current assets:
 Cash and cash equivalents                  $172,000    $97,000
 Restricted cash (Note 1)                    516,000    313,000
 Accounts receivable less allowance of
 $289,000 and $824,000                       901,000    707,000
 Inventory less allowance of $20,000
 in 1996 (Note 4)                            579,000    393,000
 Prepaid expenses and other assets            36,000     16,000
 Notes receivable from stockholders
 and related parties (Note 5)                 50,000    195,000

      Total current assets                 2,254,000  1,721,000

Noncurrent assets:
 Property and equipment, net (Note 6)      1,489,000  1,430,000
 Real estate held for investment,
 net (Note 7)                                252,000    336,000
 Other assets, net (Note 8)                  687,000    576,000

                                          $4,682,000 $4,063,000

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current
 portion of long-term debt (Note 9)     $  1,044,000 $  831,000
 Accounts payable                            178,000    245,000
 Accrued expenses (Note 10)                  794,000    764,000

      Total current liabilities            2,016,000  1,840,000


Long-term debt (Note 9)                      597,000    724,000

      Total liabilities                    2,613,000  2,564,000

Commitments and contingencies (Note 14)

Stockholders' equity (Note 12):
 Convertible preferred stock, $.01 par value,
 5,000,000 shares authorized;
  Series "A", 2,500 shares issued
  and outstanding
  Series "D", 1,562 shares issued
  and outstanding
  Series "H", 23,511 shares issued
  and outstanding
  Series "K", 425,000 shares issued
  and outstanding                              4,000
 Common stock, $.01 par value, 20,000,000
  shares authorized;
  11,571,804 and 11,046,804 shares issued;
  11,565,563 and 11,040,563
  shares outstanding                        116,000    111,000
 Additional paid-in capital              11,884,000 10,724,000
 Accumulated deficit                     (9,935,000)(9,336,000)

    Total stockholders' equity            2,069,000  1,499,000

                                         $4,682,000 $4,063,000

  See accompanying notes to consolidated financial statements.


                 ELECTRONIC CLEARING HOUSE, INC.

              CONSOLIDATED STATEMENT OF OPERATIONS


                                    Year ended September 30,
                                   1996        1995       1994
REVENUES:
 Bankcard processing revenue   $8,926,000 $6,078,000  $5,299,000
 Bankcard transaction fees      2,992,000  2,175,000   1,863,000
 Terminal sales and
  lease revenue                 2,189,000  5,617,000   2,072,000
 Check guarantee fees             135,000    194,000     264,000
 Research and development         100,000     37,000      87,000


                               14,342,000 14,101,000   9,585,000

COSTS AND EXPENSES:
 Bankcard processing            9,023,000  6,292,000   5,432,000
 Cost of terminals sold
   and leased                   1,866,000  4,335,000   1,645,000
 Check guarantee                   66,000     93,000     121,000
 Customer service                 416,000    373,000     326,000
 Selling                           31,000     94,000     112,000
 General and administrative     2,799,000  2,823,000   2,476,000
 Research and development         325,000    228,000     354,000


                               14,526,000  14,238,000  10,466,000

Loss from operations            (184,000)  (137,000)   (881,000)

Interest income                   38,000     27,000      46,000
Interest expense                (266,000)  (196,000)    (91,000)
Legal settlement (Note 16)                  327,000
Write down of real estate
 held for investment (Note 7)    (84,000)  (192,000)
Loss reserve for notes
 receivable (Note 5)             (98,000)

Loss before income taxes        (594,000)  (171,000)   (926,000)
Income tax provision              (5,000)    (5,000)     (5,000)

Net loss                       ($599,000) ($176,000)  ($931,000)

Net loss per share                ($.053)    ($.016)     ($.117)



  See accompanying notes to consolidated financial statements.



                                      ELECTRONIC CLEARING HOUSE, INC.


                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                         EQUITY





                                                 Stock            Additional
                                                                    Paid-in
                            Treasury   Common    Preferred  Amount  Capital
                                                            ---in thousands--
Balance at Sept 30, 1993     6,241  6,980,400    216,614     $72   $9,858

Exercise of warrants                  205,000                  2
Conversion of debt                    225,405     23,511       3      440
Conversion of preferred
 to common                          3,459,448  (221,980)      32     (32)
Issuance of preferred
 stock                                            18,251              460
Issuance of common stock                   91
Net loss

Balance at Sept 30, 1994     6,241 10,870,344     36,396    109    10,726

Conversion of preferred
  to common                           176,460    (8,823)       2      (2)
Net loss

Balance at Sept 30, 1995     6,241 11,046,804     27,573     111   10,724

Exercise of warrants                  125,000                  1       62
Exercise of stock options             150,000                  2       74
Issuance of preferred stock                      425,000       4      846
Issuance of common stock              250,000                  2       98
Issuance of warrants                                                   80
Net loss

Balance at Sept 30, 1996     6,241 11,571,804    452,573    $120  $11,884





                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                     EQUITY (CONTINUED)


                                               Accumulated
                                               Deficit
                                               from
                                               October 1,
                                               1981               Total
                                                 ---- in thousands-----


Balance at September 30, 1993                  $(8,229)           $1,701

Exercise of warrants                                                   2
Conversion of debt                                                   443
Conversion of preferred to common
Issuance of preferred stock                                          460
Issuance of common stock
Net loss                                          (931)             (931)

Balance at September 30, 1994                   (9,160)            1,675

Conversion of preferred to common
Net loss                                          (176)             (176)

Balance at September 30, 1995                   (9,336)            1,499

Exercise of warrants                                                  63
Exercise of stock options                                             76
Issuance of preferred stock                                          850
Issuance of common stock                                             100
Issuance of warrants                                                  80
Net loss                                          (599)             (599)

Balance at September 30, 1996                   (9,935)            2,069


                       See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Year ended September 30,
                                                 1996      1995         1994
Cash flows from operating activities:
   Net loss                                ($  599,000)($ 176,000)($ 931,000)
   Adjustments to reconcile net loss
    to net cash (used in) provided
    by operating activities:
    Depreciation                                199,000    189,000    282,000
    Provisions for losses on accounts
     and notes receivable                       252,000  (158,000)   (39,000)
    Provision for loss on real estate
    held for investment                          84,000   192,000
    Provision for obsolete inventory             20,000              (50,000)
    Fair value of stock warrants issued
     in connection with debt                     80,000
    Changes in assets and liabilities:
     Restricted cash                          (203,000)  (212,000)    (6,000)
     Accounts receivable                      (312,000)   705,000    (89,000)
     Inventory                                (205,000)   907,000   (727,000)
     Prepaid expenses and other assets         (20,000)   156,000    (65,000)
     Other assets, net                        (111,000)   204,000   (214,000)
     Accounts payable                         ( 67,000)(1,557,000) 1,135,000
     Accrued expenses                           30,000 (1,394,000) 1,356,000
     Other liabilities                           5,000                 7,000


     Net cash (used in) provided by
     operating activities                     (847,000)(1,144,000)    659,000

Cash flows from investing activities:
   Purchase of equipment                      (138,000)  (299,000)  (140,000)
   Investment in real estate                             (880,000)

    Net cash used in investing activities     (138,000)(1,179,000)  (140,000)

Cash flows from financing activities:
   (Increase) decrease in notes receivable
    from stockholders and related parties       10,000     (5,000)    25,000
   Proceeds from issuance of notes payable     200,000  1,373,000
   Repayment of notes payable                 (139,000)  (146,000)  (195,000)
   Proceeds from issuance of preferred stock   850,000               350,000
   Common stock warrants exercised              63,000                 2,000
   Proceeds from exercise of stock options      76,000

    Net cash flows provided by financing
     activities                              1,060,000  1,222,000    182,000

Net increase (decrease) in cash                 75,000 (1,101,000)   701,000
Cash and cash equivalents at beginning of year  97,000  1,198,000    497,000

Cash and cash equivalents at end of year       $172,000   $97,000  $1,198,000

(/TABLE>

          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Electronic Clearing House, Inc. (ECHO or the Company), a Nevada corporation, is the continuing entity of the merger of Electronic Financial Systems, Inc. (EFS) and Bio Recovery Technology, Inc. (BIO) which occurred in January 1986. In this transaction, EFS was treated as the acquirer and subsequently the Company was reorganized with BIO (which changed its name to Electronic Clearing House, Inc.)
as the parent company and EFS as a subsidiary.

ECHO provides credit card authorizations, electronic deposit services and check guarantee services for retail and wholesale merchants and banks. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies. The Company has five wholly owned subsidiaries: ECHO Payment Services, Inc. (formerly GCLC Corporation),
Computer Based Controls, Inc., ECHO R&D Corporation (formerly EBVIII Brain
R&D Corporation), XpressCheX, Inc. and National Credit Card Reserve Corporation.

The Company's significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances only. Cash equivalents are considered to be all highly liquid debt instruments purchased with an original maturity of three months or less.

Restricted Cash

Under the terms of a five year processing agreement effective from January 25, 1994, the Company maintains a cash reserve account at its primary processing bank as a contingency against chargeback losses. Chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. As processing fees are received by the processing bank, they are allocated per the processing agreement to the reserve account. Additionally, under the terms of the Company's processing agreement with the bank, the Company is responsible for all external costs of the program and for all back room functions including daily accounting, settlement and security.

The Company also has $104,000 of cash, the use of which is restricted to repayment of $600,000 of notes payable maturing March 31, 1997. (See Note 9).

Inventory

Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventory consists of terminals and printers held for sale or lease and related component parts.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are credited or charged to income.
Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the respective assets or terms of the related leases. The useful lives and lease terms for depreciable assets are as follows:

         Company headquarters building          39 years
         Computer equipment and software       3-5 years
         Furniture fixtures and equipment        5 years
         Leasehold improvements                 10 years
         Tooling equipment                       2 years

Purchased Technology, Capitalized Software, and Patents

Costs related to the purchase of technology are amortized over the estimated useful life of five years using the straight-line method. Capitalized software costs are being amortized over three years. Costs related to establishing a patent are being capitalized and amortized over the life of the patent, once the patent is granted and officially issued. If the patent application is denied, the associated capitalized costs are expensed.


Revenues and Expenses

Processing and check guarantee fees are recorded at the time of processing.
Processing costs paid to banks are included in costs and expenses. Terminal leases are recorded as sales-type leases. Interest income related to such leases is recognized over the life of the lease. Revenue is recognized on such leases, and on sales of terminals, upon installation. Additional revenue is also recognized when a lease is assigned and sold to a third party.

The Company expensed $189,000, $65,000, and $166,000 for the years ended
September 30, 1996, 1995 and 1994, respectively for bankcard processing chargeback losses. $217,000, $132,000 and $46,000 were provided for other uncollectible leases and notes receivable balances for the years ended
September 30, 1996, 1995 and 1994.

The Company has one customer that accounted for approximately $2,135,000 of revenues for the year ended September 30, 1996, and two customers that accounted for approximately $5,094,000 and $1,478,000 for the years ended 1995, and 1994, respectively.


Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for timing differences between financial and taxable income.

In October 1993, the Company adopted Statement of Financial Accounting Standards
No. 109 (FAS 109), "Accounting for Income Taxes". The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The adoption of FAS 109 had no material impact on the financial position or results of operations of the Company.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are not included in the weighted average because their inclusion would be anti-dilutive. Net loss per share amounts included in the consolidated statement of operations are based upon average shares outstanding of 11,297,316, 11,039,451, and 7,968,562 in fiscal years 1996, 1995, and 1994, respectively.

Issuance of Common Stock, Warrants and Options

Costs associated with the issuance of common stock are accounted for as a reduction of paid-in capital in the year of issuance of the common stock. Gains or losses on the sale of treasury stock are recorded as a charge to additional paid-in capital.

Stock purchase warrants issued with debt are accounted for as additional paid-in capital. Warrants are valued at their estimated fair value at the time of issuance, reflected as a discount which is amortized to interest expense using the interest method.

Compensation expense is recognized in association with the issuance of stock options and warrants as the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the period the officer or director performs the related service.

Industry Segment Information

The Company operates principally in the electronic transaction processing and related equipment sales industry. The Company also occasionally engages in real estate transactions; however, the real estate portion of the Company's business historically has not, and is not expected to, generate a significant part of the Company's revenues.

NOTE 2 - BASIS OF PRESENTATION:

The Company has incurred losses from operations in each of the past three fiscal years. The Company has historically relied upon private placement funds and short-term borrowings to meet liquidity needs.

While management anticipates that cash flow from operations and financing activities will be sufficient to meet obligations and liabilities as they mature, there is no assurance that the Company will be successful in generating sufficient cash from operations and financing activities to avoid depletion of its capital resources. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classifications of liabilities that might be necessary should the Company not be able to continue in existence.

During fiscal 1996, the Company continued to enhance its banking relationship with its primary processing bank and expanded its merchant base. In July 1996, the Company signed a Letter of Intent with American Independent Bank ("AIB") to have AIB as another primary processing bank. Management expects processing operations to contribute significantly to cash flow in 1997 and that short term assets will be sufficient to meet current liabilities.

NOTE 3 - STATEMENT OF CASH FLOWS:

In fiscal years 1996, 1995 and 1994, cash payments for interest were $219,660, $137,000, and $76,000, respectively.

Significant non-cash transactions for fiscal 1996 are as follows:

   $100,000 of computer equipment and Internet specific programs were purchased for 250,000 shares of common stock.

   An automobile for $21,000 was acquired under capital lease.

Significant non-cash transactions for fiscal 1995 are as follows:

   8,823 shares of Class F Preferred Stock were converted to 176,460 shares of common stock.

   $34,000 of computer equipment and $32,000 of testing equipment were acquired under capital leases.


Significant non-cash transactions for fiscal 1994 are as follows:

   $100,000 of short term debt and accrued interest of $11,000 were converted to 220,843 shares of Common Stock.

   $16,000 of long term debt was converted by an officer of the Company to 1,116 shares of class H Preferred Stock. The officer also converted $3,000 of short term debt to 4,562 shares of Common Stock.

   $243,000 of long term shareholder debt and $70,000 of accrued interest were converted to 22,395 shares of class H Preferred Stock.

   $200,000 of technology was purchased for 3,667 shares of class J Preferred
   Stock and a $90,000 short term payable.

   221,980 shares of class A, D, E, F, G, I, and J Preferred Stock were converted to 3,459,448 shares of Common Stock.


NOTE 4 - INVENTORY

The components of inventory are as follows:


                                                      September 30,
                                                   1996         1995
Raw materials                                 $  406,000   $  184,000

Finished goods                                   193,000      209,000

                                                 599,000      393,000

Less: Reserve for obsolescence
 of inventory                                     20,000         - 0 -

                                              $  579,000   $  393,000


NOTE 5 - NOTES RECEIVABLE FROM STOCKHOLDERS AND RELATED PARTIES:

The Company occasionally engages in transactions with stockholders, the terms of which may not be the same as those that would result from transactions among wholly unrelated parties.

Notes receivable from stockholders and related parties comprise:


                                                            September 30,
                                                         1996          1995
Notes receivable from two stockholders,
 one of whom was a member of the Board
 of Directors until April 1994, bearing
 6% interest                                      $    - 0 -    $    24,000

Note receivable from officer bearing
 6% interest                                           - 0 -         13,000

Note receivable, (net) due on demand,
 secured by common shares of closely held
 company and personal guarantee of owner,
 a previous stockholder, non-interest bearing         50,000        158,000

                                                $     50,000   $    195,000



The Company received $5,000 from a noteholder for a two year option to purchase certain real property from the Company at book value at the time of the purchase.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment comprise:

                                                       September 30,
                                                    1996        1995
Land and building                             $    880,000   $  880,000
Computer equipment and software                  1,410,000    1,271,000
Furniture, fixtures and equipment                  578,000      511,000
Building improvements                                5,000      333,000
Tooling equipment                                  333,000      308,000
Automobile                                          21,000
                                                 3,227,000    3,303,000
Less:  accumulated depreciation                 (1,738,000)  (1,873,000)

                                                $1,489,000    $1,430,000


Included in property and equipment are assets under capital lease of $215,000 and $400,000 at September 30, 1996 and 1995, with related accumulated depreciation of $114,000 and $187,000, respectively.

In October 1994, the Company purchased the building it currently occupies for $880,000, paying $240,000 as a down payment and borrowing $560,000 from the bank which previously owned the building. The Company capitalized a fee of $80,000 which was paid to a stockholder to facilitate the acquisition of the building and its financing.


NOTE 7 - REAL ESTATE HELD FOR INVESTMENT:

Investments in real estate consist of undeveloped land, the majority of which was contributed to the Company as part of the original capitalization.

The Company provided $84,000 and $192,000 for estimated losses for the years ended September 30, 1996 and 1995 on its investment in real estate to reflect the estimated market value of real estate holdings.


NOTE 8 - OTHER ASSETS:

Other assets comprise:

                                                         September 30,
                                                     1996            1995
Purchased technology, net of
 accumulated amortization of
 $101,000 and $80,000                              $  5,000        $ 27,000

Printer technology                                  200,000         200,000

Patents and associated cost,
 net of accumulated amortization
 of $4,000 in 1996                                  111,000         107,000

Software costs, net of
 accumulated amortization
 of $134,000 and $60,000                            272,000         166,000

Other                                                99,000          76,000

                                                   $687,000        $576,000

During 1996, the Company capitalized $134,000 software costs for the development of a United States Postal Service Pilot Program and $34,000 for the development of in-house software. The printer technology for the Company's electronic money order device (EMOD) was purchased during fiscal year 1994. As of September 30, 1996, this technology was not incorporated in the EMOD; therefore, the printer technology has not been amortized. Management expects sales of products utilizing this technology to begin in fiscal 1997 and will commence amortization in fiscal year 1997. Total amortization of intangible assets was $99,000 in fiscal 1996, $74,000 being the amortization of software costs over three years, and $21,000 for the amortization of purchased technology over five years and $4,000 for the amortization of patents over eighteen years.



NOTE 9 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings and long-term debt consist of the following:

                                                           September 30,
                                                         1996         1995
Convertible notes payable with detached
 warrants, unsecured, due March 15, 1997,
 stated interest of 12%, convertible at the
 option of the holder to common stock at
 $.40 per share                                       $200,000     $   - 0 -

Convertible notes payable with detached
 warrants, unsecured, due April 1, 1997,
 stated interest of 12%, convertible at
 the option of the holder to common stock
 at $.50 per share                                     100,000     100,000

Convertible notes payable with detached
 warrants, unsecured, due March 31, 1997,
 stated interest of 12%, convertible at
 the option of the holder to common stock
 at $.40 per share                                     600,000      600,000

Note payable, secured by corporate
 headquarters building, ten year maturity
 with a variable interest rate of 8.4% as
 of September 30, 1996                                 550,000      557,000

Term loan, secured by computer equipment,
 bearing interest at 11%                                94,000      150,000

Capital leases (Note 14)                                91,000      143,000

Other                                                    6,000        5,000

                                                     1,641,000    1,555,000
Less:  current portion                              (1,044,000)    (831,000)

Total long-term debt                                  $597,000     $724,000


Concurrent with purchasing the corporate office building in fiscal year 1995, the Company issued a secured note payable for $560,000 to the bank, previous owner, amortized over thirty years due in ten years. Monthly debt service for principal and interest approximates $4,000.

In December 1994, the Company issued 12% convertible notes payable aggregating $600,000 with detached warrants to purchase 600,000 shares of common stock. The convertible notes contain, among other covenants, provisions setting forth the establishment of a collateral cash account of $500,000 at the Company's primary processing bank and the recording of a second deed of trust on the corporate office building. As of September 30, 1996, the Company had deposited
$100,000 in the collateral cash account and the noteholders had waived the remaining $400,000 cash collateral and the recording of a second deed of trust on the corporate office building requirement. The due date of the notes was extended to March 31, 1997. As a consideration, the exercise price of the original 600,000 warrants was reduced from $.50 to $.40 per share and an additional 300,000 warrants, exercisable at $.40, was awarded. These warrants were valued at $78,000 to be amortized as interest expense over a 15-month period.

Three 12% notes aggregating $150,000 became due April 1, 1995. One note for $50,000 was retired and the additional notes were extended to April 1, 1996. These notes were further extended to April 1, 1997 during fiscal year 1996.

In fiscal 1995, the Company opened a line of credit for $150,000 with its primary processing bank to upgrade the Company's bankcard processing system. The line was converted to a 2 year term loan at January 1, 1996, bearing 11% interest and secured by the hardware upgrades.

In March 1996, the Company issued 12% convertible notes payable aggregating $200,000 with detached warrants to purchase 200,000 shares of common stock at $.40 per share. These warrants were valued at $2,000 to be amortized as interest expense over a 12-month period.

Future maturities of debt are as follows:

            Fiscal year

              1997                   $1,044,000
              1998                       47,000
              1999                       11,000
              2000                        7,000
              2001 and thereafter       532,000
                                     $1,641,000


NOTE 10 - ACCRUED EXPENSES:



Accrued expenses are comprised of the following:

                                                        September 30,
                                                       1996      1995
Accrued bank card fees                              $116,000 $ 66,000
Accrued compensation and payroll taxes               158,000  194,000
Accrued communication costs                          171,000  131,000
Accrued professional fees                            112,000  177,000
Accrued commission                                   118,000   46,000
Other                                                119,000  150,000
                                                    $794,000 $764,000


NOTE 11 - INCOME TAXES:

The Company had a net operating loss for tax reporting purposes for the year ended September 30, 1996. In prior reporting periods, the Company had consistently incurred net operating losses. At September 30, 1996, the Company had federal tax loss carryforwards of approximately $5,910,000 and state tax loss carryforwards of $3,126,000. These carryforwards will expire from 1996 through 2010 if not utilized against future taxable income. The utilization of a portion of the carryforwards is subject to limitations under Internal Revenue Code Section 382 (Section 382) due to a change in ownership of the Company which occurred during fiscal year 1987, and may be further reduced upon future changes of control. Investment tax credits of $51,000 are also available to reduce future federal income taxes and expire in years 1996 through 2000. The utilization of these credits is also subject to Section 382 limitations.

The Company has a $2,300,000 deferred tax asset for the loss carryforwards against which it has recorded a 100% valuation reserve based on the uncertainty of utilization of the federal and state loss carryforwards. The amount of the deferred asset is based on the current federal and state loss carryforwards after Section 382 limitations as reported on the Company's September 30, 1995 tax return and as adjusted for the September 30, 1996 federal taxable loss of $318,000 and state taxable loss of $323,000. Tax rates of 34% and 9.3%, respectively, were applied to determine the potential future values of the loss carryforwards. No tax effect for temporary differences is recognized as the total deferred taxes that would result from such differences is minor.

The Company adopted the provisions of FAS No. 109, "Accounting for Income Taxes", as of October 1, 1993. Previously, the Company accounted for taxes under APB 11. The adoption had no impact on 1996 result of operations.


NOTE 12 - STOCKHOLDERS' EQUITY:


Preferred Stock

During the year ended September 30, 1994, 12,500 of the 15,000 outstanding shares of Series A Preferred Stock (Class A Stock) were converted to 156,250 shares of common stock. The remaining 2,500 shares of Class A Stock, par value $.01, stated value $10.00, are convertible into twelve and one-half shares of common stock for each share of Class A Stock. Holders of Class A Stock have preference in liquidation over all other stockholders.

In June 1991, the Company issued 1,000 shares of Series D Preferred Stock (Class D Stock). In October 1991, the Company issued 9,375 shares of Class D Stock and ceded notes payable in the amount of $94,000 in exchange for a note secured by deed of trust in the amount of $188,000. Each share of Class D Stock is convertible at the rate of twenty-five shares of common stock for each share of Class D Stock and is callable at the Company's option for $21 per share. The Class D Stock has priority in liquidation over the Company's common stock but is junior in liquidation to Series A Preferred Stock (Class A Stock). Holders of the Class D Stock are entitled to receive dividends if and when declared and paid on the common stock at the ratio of an amount per share equivalent to the amount of dividends declared on twenty-five shares of common stock. During fiscal 1994, 8,813 shares of Class D Stock were converted to 122,663 shares of common stock.

From February to July 1992, the Company issued 50,005 shares of Series F Preferred Stock (Class F Stock) for an aggregate price of $850,000. Class F Stock has a stated value of $17 per share and is convertible into twenty
shares of common stock.   During fiscal 1994, 41,182 shares of Class F Stock
were converted to 823,640 shares of common stock. During fiscal 1995, the remaining 8,823 shares of Class F Stock were converted to 176,460 shares of common stock.

On March 31, 1994, the Company issued 23,511 shares of Series H Preferred Stock (Class H Stock) to two noteholders in exchange for $329,000 of debt and accrued interest. 1,116 of these Class H shares were issued to the Company's president. Class H Stock has a stated value of $14.00 and is convertible into 20 shares of common stock. The Company may call Class H Stock at any time at a price of $14.50 per share. Class H Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock.

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Class K Stock has a stated value of $2.00 per share and is convertible into four shares of common stock. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock.

Common Stock Warrants

At September 30, 1996, the following warrants were outstanding:

          Warrants         Option         Expiration
         Outstanding       Price          Date
           125,000         $0.50          December 1996 to March 1997
            37,500          0.50          March 1997
           100,000          0.50          May 1998
           600,000          0.40          December 1999
           500,000          0.40          February to March 1999
         1,362,500

   Warrants to purchase 150,000 shares of common stock at $0.50 per share were issued between December 1992 and March 1993 in connection with notes with an aggregate face value of $600,000 and stated interest rate of 12%. The warrants were recorded as additional paid-in capital with a corresponding discount to the notes payable based upon the estimated fair value of such warrants at the grant date. The warrants are exercisable for three years subsequent to date of grant. During fiscal 1994, 37,500 warrants to purchase 37,500 shares of common stock at $0.50 per share were issued in connection with an extension of three notes aggregating $150,000. The warrants are exercisable for three years subsequent to the date of grant.
   In May 1995, an additional 100,000 warrants to purchase 100,000 shares of common stock at $0.50 per share were issued in connection with an extension of two notes aggregating $100,000 which remain outstanding. The warrants are exercisable for three years subsequent to the date of grant.

   Warrants to purchase 600,000 shares of common stock at $.50 per share were issued in December 1994 in connection with notes with an aggregate face value of $600,000 and stated interest rate of 12%. The warrants are exercisable for five years subsequent to date of grant. 300,000 of these warrants can be called at $0.50 per share by the Company after a period of thirty months. If the warrants are called, the holder shall be given thirty days to exercise the warrants or permit them to expire. The exercise price of the 600,000 warrants was reduced to $.40 per share in February 1996. In addition, 300,000 warrants were issued in February 1996, exercisable at $.40 per share for three years in connection with several term loan extensions.

   Warrants to purchase 200,000 shares of common stock at $.40 per share were issued in March 1996 in connection with notes with an aggregated face value of $200,000 and stated interest rate of 12%. The warrants are exercisable for three years subsequent to date of grant.


NOTE 13 - COMMON STOCK OPTIONS:

Stock option activity during 1994, 1995, and 1996 was as follows:

                                                         Exercise
                                     Options             Price
   Outstanding September 30, 1994    1,840,000            0.50 - 0.85

     Granted                         1,110,000            0.40 - 0.85
     Forfeited                        (150,000)           0.85
   Outstanding September 30, 1995    2,800,000            0.40 - 0.85

     Granted                           925,000            0.40 - 1.03
     Forfeited                        (270,000)           0.50
     Exercised                        (150,000)           0.50 - 0.56
   Outstanding September 30, 1996    3,305,000            0.40 - 1.03



During fiscal 1994, 650,000 warrants previously issued to officers and directors were converted to common stock options. The options issued had the same features as the warrants terminated. 300,000 are exercisable at $0.56 and 350,000 at $0.85.

In April 1994, an aggregate of 90,000 options were granted each to purchase one share of common stock for $0.56. The President was granted 50,000 options and four other officers of the Company were granted 10,000 options each.

On September 13, 1994, the Company's Board of Directors granted an aggregate of 850,000 options, each to purchase one share of Common Stock for $0.50, vesting 1/5 per year over a period of five years. Six officers of the Company were granted from 50,000 to 250,000 options each.

During fiscal 1995, the President of the Company, as part of a new employment agreement, was granted 310,000 options to purchase one share of common stock for $.50, vesting over three years. In addition, the Chief Executive Officer and Chairman was granted 650,000 options to purchase one share of common stock for $.40 each and an officer was granted 50,000 options to purchase one share of common stock at $.50 each. Also during fiscal 1995, an officer's warrants to purchase 100,000 shares of common stock at $.85 each were converted to 100,000 options each to purchase one share of common stock for $0.85. 150,000 options previously issued to an officer expired during the year.

During fiscal 1996, the Company's Board of Directors granted each of its outside directors options to purchase 100,000 shares of common stock ranging from $.40 to $1.03 per share during the term of their respective service on the board. In addition, the Company also granted an aggregate of 625,000 options to four officers and an employee to purchase common stock ranging from $.50 to $.84 per share.

All officer options, with the exception of the 310,000 options granted under the president's employment agreement, are granted under the Company's incentive stock option plan. Options granted to outside directors are not included in the plan.

On May 13, 1992, the Company's Board of Directors authorized adoption of an Incentive Stock Option Plan ("Plan"), which was ratified by the shareholders at the Annual Meeting, held July 10, 1992. The Plan provided for the issuance of up to 325,000 stock options, each to purchase one share of the Common
Stock for $0.85 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like. On September
13, 1994, the Company's Board of Directors authorized an increase in the Plan to 2,375,000 options. This Plan amendment was ratified by the shareholders at the Annual Meeting held in February of 1995.

No compensation expense was recognized in fiscal years 1996, 1995 and 1994 related to the issuance of stock options.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Terminal equipment leases

The Company leases terminals to customers under agreements that are classified as sales. Sales-type lease terms are for two to three years. A total lease receivable of $233,000 and $107,000 was outstanding at September 30, 1996 and 1995, respectively. $28,000 and $17,000 have been reserved for against lease cancellations at September 30, 1996 and 1995, respectively.
The interest income recognized on the leases was $31,000, $20,000 and $20,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Prior to March 1993, the majority of receivables resulting from sales-type leases were sold to the Company's primary processing bank upon origination. Though the Company is currently factoring a very limited number of new leases, the stream of payments for leases previously sold, which totalled $16,000 at September 30, 1996, is guaranteed to the bank regardless of the collectibility of any specific lease(s) in the bank's portfolio. The Company charged $46,000, $37,000 and $19,000 to expense for leases that became uncollectible for the years ended September 30, 1996, 1995, and 1994, respectively.

The Company's future payment stream on in-house leases is as follows:


            Fiscal Year                  Payments
            1997                       $144,000
            1998                         89,000

                                      $ 233,000

Account Receivable

Included in accounts receivable are amounts aggregating $180,000 due from one former credit card processing customer. The Company has received a default judgement in its favor. Management believes the Company will be successful in collecting these judgements and has therefore not recorded reserves against amounts due.


Lease Commitments

In November 1994, the Company entered into a five-year lease for a 4,200 square foot warehouse facility to house its manufacturing repair facility at a monthly rental of $2,600.

The Company's future minimum rental payments for capital and operating leases (Note 9) at September 30, 1996 are as follows:


   Fiscal Year          Capital Leases         Operating Leases
   1997                    62,000                 32,000
   1998                    21,000                 32,000
   1999                     6,000                 31,000
   2000                     2,000


                          $91,000                $95,000


NOTE 15 - SUBSEQUENT EVENTS:

In November 1996, the remaining 2,500 shares of Series A Preferred Stock (Class A Stock) were converted to 31,250 shares of common stock.

In November 1996, the remaining 1,562 shares of Series D Preferred Stock (Class D Stock) were converted to 19,525 shares of common stock.

In November 1996, $100,000 of short term debt was converted to 250,000 shares of common stock.

NOTE 16 - LITIGATION

The Company recognized $327,000 in income during fiscal year 1995 which was related to a lawsuit settlement against its previous processing bank.








                      ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED
                      SUBSIDIARIES

                                        SCHEDULE VIII TO FORM 10K

                        RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND
                        RESERVES





                                 REDUCTION IN
                    BALANCE AT     ACCOUNTS     BALANCE AT    CHARGED TO
DESCRIPTION           9/30/94     RECEIVABLE      9/30/95       EXPENSE

Allowance for
trade receivables     $982,000      $158,000      $824,000      $242,000

Allowance for
receivables included
in other assets        150,000       150,000             0             0

Allowance for
obsolete inventories         0             0             0        20,000

                      SCHEDULE VIII TO FORM 10K (CONTINUED)




                                REDUCTION IN
                                RESERVE AND
                                ACCOUNTS                    BALANCE AT
                                RECEIVABLE                  9/30/96

Allowance for
 trade receivables              $777,000                    $289,000

Allowance for
 receivables included
 in other assets                       0                           0

Allowance for
 obsolete inventories                  0                       20,000


                                                 S-1




                                                                  EXHIBIT 10.34



                            ASSET PURCHASE AGREEMENT

This agreement is between Electronic Clearing House, Inc. (hereinafter referred to as "ECHO"), a Nevada corporation and publicly traded company with its primary offices located at 28001 Dorothy Drive, Agoura Hills, California and Larry Thomas (hereinafter referred to as "Thomas"), a married man with his principal office located at 1534 N. Moorpark Road, Thousand Oaks, California 91360.

Whereas, ECHO desires to purchase certain assets of Thomas, and;

Whereas, Thomas desires to sell such assets;

Now, therefore, ECHO and Thomas have agreed to the following terms of purchase:

1)  Assets to be Purchased
    ECHO shall purchase certain assets, as listed on Exhibit A which is attached hereto and incorporated herein as part of this agreement. Such assets shall include the following items:

    Select computer equipment, hardware and software systems;
    Specific furniture and office equipment, and;
    Certain software programs and intellectual properties.

2)  Valuation of and Consideration for Assets
    ECHO shall pay the current market value of said assets as defined in Exhibit A, a value of $100,000, in the form of 250,000 shares of ECHO Common Stock, a conversion rate of $0.40 per share, reflecting the value of ECHO stock on the day the Letter of Intent was signed, October 25, 1995, which letter is attached hereto and incorporated herein, identified as Exhibit B.

3)  No Ownership of CDPD Product
    Thomas does not sell and ECHO does not purchase any interest in the CDPD software, systems or processes relating thereto.


AGREED TO AND ACCEPTED BY:

ELECTRONIC CLEARING HOUSE, INC.     LARRY THOMAS


/s/Joel M. Barry                    /s/Larry Thomas
Joel M. Barry                       Larry Thomas


12/31/95                            12/31/95
Date                                Date



                                    EXHIBIT A

This attachment identifies the equipment and software that ECHO will be purchasing from Larry Thomas (XYNet) as part of our Agreement.

Computer Server Hardware ($14,000)

  Compaq XL 590                     (Web Server 1)
  17" Monitor for above
  Compaq XL 590                     (Web Server 2)
  15" Monitor for above
  High Performance Video for above
  Ethernet Cards for above
  SCSI Boards for above
  1GB Hard Drives for above
  DAT Tape backup device for above
  Two CD Rom Drives for above

Computer Server Software ($5,000)

  One Windows NT Server for above
  10 Windows NT Client Licenses for above
  1 SMS Server for above
  10 SMS Client Licenses
  1 SQL Server 4.2 for above
  10 SQL Server Client Licenses
  Misc. Software (e.g. backup) for above
  Windows NT Resource Kit
  Windows NT Tutorial (already delivered to Jessie)

Printers and Ethernet for Printer ($2,200)

  HP Laser Jet 4 Printer     JPBF090122
  ExtendNet for HP4          154587
  Deskjet 560 C color Printer

Desktop Hardware ($6,000)

  CompaqXL466        (Paul's machine)
  17" Monitor for above

  Compaq DeskPro66M  (Larry's machine)
  17" Monitor for above

Desktop PC Software (other than OS) ($1,700)

  One Adobe Photoshop for PC
  One Adobe Acrobat Distiller for PC
  One Act II for PC
  One Quick Books for PC
  One Visual Basic Development for PC
  One Crystal Reports Development for PC

CD ROMs ($800)

  CDPD Specification
  Microsoft TechNet (1 per month)
  Microsoft DevNet (many CDs)

Internet Connectivity Hardware ($1,700)

  Ascend P50 (ISDN Router)

LAN Server and Management Software ($7,000)

  Netware 3.12 (10 User License)
  SNMPc (SNMP Management Software)
  PVCS (Version Control Software - 10 Users)

PBX and Phones ($6,000)

  Panasonic Digital Business System
  Card for 8 trunk lines
  Card for 8 digital phones
  Card for 8 analog phones
  3 Digital Executive Phones
  Misc. analog phones

Office Furniture Partitions ($7,000)

  Modular Partitions for approx. 9 4X6 cubicles

Office Desk and Chairs Furniture ($5,000)

  Nine computer desks with drop down keyboard
  1 Conference Table (oak-like finish)
  6 Conference Chairs
  9 Programmers Chairs
  1 Desk Chair (Larry)
  1 Desk Chair (was Kacey)
  2 Sec Chairs
  Executive Chair (old)

Office Storage Furniture ($1,500)

  Three 7' Teak bookshelves
  Three 2.5' bookshelves
  One 4' bookshelf
  Four 4-drawer file cabinets
  One 2-drawer file cabinet

Computer Room Equipment ($40)

  One 64 Slot Rack Mount Patch Panel
  Misc. Level 5 cables of varying lengths

Purchased, Installed, and Configured Internet Software ($35,000)

  Internet Firewall Software
  Trusted Information Associates Firewall configured on Internet Firewall
  Server.
  Provides protection to internal computer equipment and softrware from Internet hackers. Provides Mail and WEB Proxies.

  Internet Web Software
  O'Reilly WebSite (Windows NT) (Installed - used for XYNet Web Site) Purveyor Web Server (2 copies - educational license) - provides caching capability. Not installed.
  Caching HTTP Server for UNIX. (not installed on XYNet server, but we have installed it on an Aspen server.



  Internet Mail Software
  SMTP confiured on Mail Server - provides Internet mail gateway, and local mail server.
  POP Server. Provides access to SMTP from workstations. Allows public domain mail clients to run on each workstation.
  MajorDomo configured on Mail Server. Provides subscription-based mailing lists. Mail lists can be set up for any purpose, and digest of mail messages can be archived for viewing at a later date. Simplifies administration of maintaining mailing lists for multicast purposes.

  Internet DNS Software
  BIND configured on Internet Mail Server
  BIND configured on Windows NT
  BIND configured on Internet Firewall
  DNS software is in support of domain naims (e.g. ECHOxxx.com, XYNet.com, etc.)

XYNet Developed Internet Software ($25,000)

  WebPresenter by XYNet Software Technologies
  WebPresenter simplifies mass production of certain kinds of linked WWW pages,
and supports sophisticated   indexing of those pages and an SQL-server based
search engine to find WEB pages.

Internet Connection (set-up fees paid) ($1,000)

  Internet connectivity to AdNetSol

Development Tools ($8,000)

  ASN.1 compiler (XYNet currently owns this).

Internet Customers ($1,000)

  Gecko Group
  Travel Expo
  ECHO

Miscellaneous ($1,500)

  Paid up Membership in CDPD Forum through June, 1996.

Loaned Machines to ECHO (these do not belong to XYNet)

  One Compaq 466i (Internet Firewall Server)
  One 17" Monitor for above
  One Compaq 66M (Internet Mail Server)
  One 17" Monitor for above

Exclusions

  Specifically excluded from the list of Assets included in Attachment A are the Loaned Machines mentioned above and XYNet's CDPD/AO software that XYNet developed under contract with McCaw Cellular. The only Assets that are included are those that are specifically listed.



EXHIBIT B

October 25, 1995

Memorandum of Understanding

Electronic Clearing House, Inc. (ECHO), a publicly traded company, and XYNet, Inc., a privately owned company, have been in discussions regarding the potential purchase of XYNet by ECHO. This memorandum, although not binding, does represent the basis for the acquisition of XYNet, absent either parties written rescission of the terms contained herein.

ECHO will purchase XYNet for $100,000 in ECHO stock which shall be valued at the prevailing rate over the past month, $.40 per share, for a total of 250,000 shares of ECHO stock. All XYNet assets, which include but are not limited to XYNet's internet related products, computer equipment, office furniture, software programs, pending contracts and goodwill, will be purchased.
XYNet's CDPD product shall be excluded from the purchase.

ECHO shall guarantee the employment of Larry Thomas and Paul Neesen for a one year period beginning November 13 at $100,000 and $80,000 respectively and a bonus plan will be designed for each individual based upon various performance criteria yet to be determined. Each man will also be included in a stock option plan for officers at a level yet to be determined.

XYNet understands the uncertainties that exist with regard to ECHO's continuing NASDAQ qualification requirement and ECHO's present cash flow position. ECHO understands that the name "XYNet" must be changed, that XYNet's internet product offerings have not been profitable to date and that no guarantee of such profitability has been promised or guaranteed to ECHO by XYNet.

Our signatures below indicate our agreement with the statements contained in this Memorandum of Understanding. Should the terms as defined herein not be executed by December 1, 1995, this Memorandum of Understanding will become void.


\s\ Joel M. Barry                                     \s\ Larry J. Thomas

Joel M. Barry                    Date                 Larry J. Thomas
       Date