Form 10-Q
period 1996-12-31
ELECTRONIC CLEARING HOUSE INC
filed 1997-02-03
CIK 721773

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996           Commission File Number: 0-15245



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


     At December 31, 1996, 12,050,079 shares of common stock, .01 par value, of the Registrant were outstanding.

Total Sequential Pages: 13









                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION                             3


               Consolidated Balance Sheet                   4

               Consolidated Statement of Operations         5

               Consolidated Statement of Cash Flows         6

               Notes to Consolidated Financial Statements   7

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   8



PART II.  OTHER INFORMATION                                 11


          SIGNATURES                                        13
                         PART I.  FINANCIAL INFORMATION



                         ITEM 1.  Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                December 31, September 30,
                                                    1996         1996
                                                 (Unaudited)   (Audited)

Current assets:
   Cash and cash equivalents . . . . . . . . . . $  313,000$   172,000
   Restricted cash . . . . . . . . . . . . . . .  534,000     516,000
   Accounts receivable less allowance
     of $351,000 and $289,000. . . . . . . . . .1,178,000     901,000
   Inventory less allowance of
     $26,000 and $20,000 . . . . . . . . . . . .  733,000     579,000
   Prepaid expenses and other assets . . . . . .     29,000     36,000
   Notes receivable from stockholders
     and related parties . . . . . . . . . . . .     37,000     50,000

         Total current assets. . . . . . . . . .  2,824,000 2,254,000

Noncurrent assets:
   Property and equipment, net . . . . . . . . .1,473,000   1,489,000
   Real estate held for investment, net. . . . .  252,000     252,000
   Other assets, net . . . . . . . . . . . . . .     778,000     687,000

         . . . . . . . . . . . . . . . . . . . . $5,327,000$4,682,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current
     portion of long-term debt . . . . . . . .$   935,000  $1,044,000
   Accounts payable  . . . . . . . . . . . . . .   228,000    178,000
   Accrued expenses. . . . . . . . . . . . . . .  1,273,000   794,000

         Total current liabilities . . . . . . .2,436,000   2,016,000

Long-term debt . . . . . . . . . . . . . . . . .    570,000    597,000

         Total liabilities . . . . . . . . . . .          3,006,000  2,613,000


Stockholders' equity:
  Convertible preferred stock, $.01
    par value, 5,000,000 shares authorized;
   Series "H", 23,511 shares
    issued and outstanding . . . . . . . . . . .
   Series "K", 425,000 shares
    issued and outstanding . . . . . . . . . . .    4,000       4,000
  Common Stock, $.01 par value,
    20,000,000 shares authorized;
    12,050,079 and 11,571,804 shares
    issued; 12,043,838 and 11,565,563
    shares outstanding.. . . . . . . . . . . . .  121,000     116,000
   Additional paid-in capital. . . . . . . . . .12,081,000 11,884,000
   Accumulated deficit . . . . . . . . . . . . .  (9,885,000)  (9,935,000)

       Total stockholders' equity  . . . . . . .   2,321,000     2,069,000

         . . . . . . . . . . . . . . . . . . . . $5,327,000 $4,682,000



          See accompanying notes to consolidated financial statements.





                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months
                                                      Ended December 31,
                                                       1996         1995
                                                          (Unaudited)

Revenues:
  Bankcard processing revenue. . . . . . . . .    $2,858,000 $1,776,000
  Bankcard transaction fees. . . . . . . . . .     1,020,000    633,000
  Terminal sales and lease revenue . . . . . .       153,000    401,000
  Check guarantee fees . . . . . . . . . . . .        26,000     42,000
  Research and development . . . . . . . . . .          30,000    20,000

       . . . . . . . . . . . . . . . . . . . .     4,087,000  2,872,000

Costs and expenses:
  Bankcard processing expense. . . . . . . . .     2,883,000  1,763,000
  Cost of terminals sold and leased  . . . . .       153,000    346,000
  Check guarantee  . . . . . . . . . . . . . .        10,000     21,000
  Customer service . . . . . . . . . . . . . .       104,000     99,000
  Selling. . . . . . . . . . . . . . . . . . .         7,000     17,000
  General and administrative . . . . . . . . .       725,000    642,000
  Research and development . . . . . . . . . .        90,000     63,000


                                   . . . . . .     3,972,000  2,951,000

       Income (loss) from operations . . . . .       115,000    (79,000)


Interest income. . . . . . . . . . . . . . . .        13,000      8,000
Interest expense . . . . . . . . . . . . . . .       (65,000)   (52,000)
Loss reserve for notes receivable. . . . . . .       (12,000)

       Income (loss) before income taxes . . .        51,000   (123,000)


Income tax provision . . . . . . . . . . . . .        (1,000)     (1,000)

          Net income (loss)  . . . . . . . . .      $ 50,000  ($124,000)


          Net income (loss) per share  . . . .     $    .004 ($    .011)





          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Three Months
                                                      Ended December 31,
                                                       1996        1995
                                                          (unaudited)


Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . 50,000($  124,000)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
     Depreciation  . . . . . . . . . . . . . . . . . .47,000     45,000
     Provisions for losses on accounts
      and notes receivable . . . . . . . . . . . . . .75,000
     Provision for obsolete inventory. . . . . . . . .6,000
   Changes in assets and liabilities:
     Restricted cash . . . . . . . . . . . . . . . . .(18,000)   19,000
     Accounts receivable . . . . . . . . . . . . . . .(339,000)(213,000)
     Inventory . . . . . . . . . . . . . . . . . . . .(160,000)(167,000)
     Prepaid expenses and other
      current assets . . . . . . . . . . . . . . . . .7,000      (2,000)
     Other assets, net . . . . . . . . . . . . . . . .(91,000)
     Accounts payable  . . . . . . . . . . . . . . . .51,000    410,000
     Accrued expenses. . . . . . . . . . . . . . . . .   479,000   (282,000)


     Net cash provided by operating activities . . .   107,000    250,000

Cash flows from investing activities:
   Purchase of equipment.. . . . . . . . . . . . . . .  (31,000)    (31,000)


   Net cash used in investing activities . . . . . . .   (31,000)    (31,000)

Cash flows from financing activities:
   Repayment of notes payable. . . . . . . . . . . . .    (38,000)    (10,000)
   Common stock warrants exercised . . . . . . . . . .44,000
   Proceeds from exercise of stock options . . . . . .    59,000

   Net cash provided by (used in) financing activities    65,000      (10,000)

Net increase in cash . . . . . . . . . . . . . . . . .141,000   209,000
Cash and cash equivalents at beginning of period . . .   172,000     97,000

Cash and cash equivalents at end of period . . . . . .$  313,000$  306,000






          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:

     The accompanying Consolidated Balance Sheet as of December 31, 1996, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the three-month period ended December 31, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

NOTE 2 - Earnings per share:

     Net income (loss) per share is computed based upon the weighted average number of shares outstanding of 11,770,399 and 11,043,251 for the three-month periods ended December 31, 1996 and 1995, respectively.

NOTE 3 - Non-cash equity transaction:

     During the quarter ended December 31, 1996, $100,000 of short-term debt was converted into 250,000 shares of the Company's common stock.




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three months ended December 31, 1996 and 1995
Electronic Clearing House, Inc. recorded a net income of $50,000 for the quarter ended December 31, 1996 compared with a net loss of $124,000 for the quarter ended December 31, 1995. Transaction processing operations had a net income of $278,000 for the quarter while research and development expenses related to a pilot program for the United States Postal Service ("USPS") significantly contributed to a net loss of $166,000 for Computer Based Controls, Inc.("CBC"), an equipment subsidiary of the Company.

Bankcard processing revenue and bankcard transaction fees increased 61% from $2,409,000 to $3,878,000, compared with the same period last year. Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue is primarily from the increase in the number of active merchant accounts from 5,279 as of December 31, 1995 to 7,169, a 36% increase. Additionally, inventory transaction fees from a national rental organization increased 78% from $147,000 to $261,000, compared with the same period last year. The Company's expanding merchant base and profitability is primarily attributable to: the effective sales efforts of an independent processing-related sales organization that is presently accounting for approximately 70% of the Company's new merchant relationships; referral from the Company's existing merchant base; the direct response to the Company's Internet Home Page which accounts for approximately 20% of the Company's merchant growth; and target marketing of merchant industry types which generally have higher discount rates and processing volume as compared to a typical retail merchant.

A primary contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations and, presently, the Company has two primary bank relationships. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. The Company has signed letters of intent with two additional banks as primary banks. The Company is making the necessary software enhancements to allow one of the new primary banks to become active by the second quarter of fiscal 1997.

Bankcard processing expenses have generally remained constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and customer service expense, increased 60% to $2,988,000 from $1,862,000 for the same period last year. This was in direct relation to the increase in processing revenues.

Check guarantee fees have decreased 38% from $42,000 to $26,000 and related expenses have decreased 52% from $21,000 to $10,000, reflecting the absence of active marketing or development of the Company's check guarantee services. Check guarantee services are not presently actively promoted for two primary reasons; 1) negative check writer data are only available on California activity while much of the Company's base of merchants is in other states, and
2) development focus and resources are being placed in bankcard processing and terminal sales programs that are viewed by management to have a higher growth and revenue potential.

The primary variables affecting equipment sales are inventory levels, software design and development by the Company, the timing of customer orders and the lead time required for delivery of such orders. The Company's primary terminal system, the EB920, is a highly customer-specific terminal and for this reason, as well as the financial costs related thereto, the Company does not maintain significant on-hand inventory beyond depot requirements.
Customer orders have historically been in large quantities that exceed the inventory amounts the Company maintains and such orders are typically received only one or two times per year per customer. The time from receipt of the customer's order to the delivery of the systems is presently a four (4) month period, primarily due to the lead times of electronic components for the system. In November 1996, the Company received an order for 2,379 EB920A terminals from its national rental organization customer which is scheduled for delivery in March 1997.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue decreased 62% from $401,000 to $153,000, as compared to the same period last year. The significant reduction in revenue between the two periods is mainly due to the Companys equipment subsidiary focusing much of its resources on performance under an award by the USPS that generated no revenue for the period. Cost of terminals sold and leased also decreased 56% directly related to the lower sales.

Research and development revenue increased 50% from $20,000 to $30,000, reflecting an increase in fee-paid development work done for existing customers. Research and development expense increased 43% from $63,000 to $90,000 in direct relation to the increase in revenue.

Selling and general and administrative expense increased 11% from $659,000 to $732,000, as compared to the same period a year ago. This increase is mainly attributable to the 61% increase in processing revenue and the incremental increase in operating costs related thereto.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had available cash of $313,000, $534,000 of restricted cash in reserve with its processing bank and a positive working capital of $388,000.

The Company received a $438,000 downpayment on an order for EB920A terminals in November 1996. Accounts receivable increased $339,000 during this quarter as a result of increase in processing activities and leasing activities. Inventory also increased by $160,000 which was primarily related to the inventory build-up for the USPS pilot program.

The report of the Company's independent accountant during the past ten years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses. The profitability of the Company's processing activities diminishes this risk significantly even though CBC is expected to continue to operate at a loss for fiscal 1997.

CBC's activities are being focused almost entirely on the performance under the USPS pilot program and other developmental projects are being postponed. This concentration of energy and resources has resulted in an operating loss in the last three quarters from CBC's activities. Since the development portion of the USPS pilot program is nearing completion, continued investment at the current level into CBC is not expected to be necessary in fiscal year 1997, and as a result, the operating losses for CBC are expected to be reduced.

In November 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers (EMOD) for the USPS, 400 systems to be attached to USPS PC's and 175 to be "stand-alone" versions. The First Article Test (FAT) of the CBC beta system for the "stand-alone" version of the EMOD was completed in December 1996 and the Company is awaiting formal notice of FAT approval from the USPS. It is anticipated that a phased deployment of the systems will occur in the Dallas, Texas area beginning in the second quarter of calendar year 1997. The USPS has advised the Company that they are having difficulty in securing a printing company that is able to economically produce the desired EMOD form stock with the necessary security components. This may delay decisions regarding further deployment after the pilot program begins and/or may generate the need for a redesign of the existing systems to accommodate a modified paper stock. There is no assurance that a redesign of the existing systems will be economically feasible for both the Company and the USPS.

Based upon continued growth in its processing operations and the recent order of 2,379 EB920A terminals, cash flow from operations is expected to be positive in fiscal year 1997. As described above in "Result of Operations", contingencies that could impact liquidity are mitigated by continuing success in the expansion of the customer base and by the establishment of multiple banking relationships.

In November 1996, $100,000 of short-term debt was converted into 250,000 shares of common stock. In January 1997, an additional $200,000 of short-term debt was converted into 500,000 shares of common stock. The remaining $600,000 of short-term debt is convertible into common stock at $.40 - $.50 a share. The Company is currently reviewing its options to either 1) refinance the $600,000 debt, or 2) effect repayment through private placement funds when the notes become due in March and April of 1997 if the conversion option has not been exercised by the noteholders at that time.

At December 31, 1996, the ratio of current assets to current liabilities was 1.16:1 as compared to 1.12:1 at September 30, 1996. The twelve-month average collection period for receivables was 23 days for the three months ended December 31, 1996 as compared to 20 days for fiscal year 1996. The Company's annualized inventory turnover ratio for the current period was .93, as compared to 4.50 for the fiscal year 1996.

When used in the Management's Discussion and Analysis of Financial Condition and Result of Operations or elsewhere in this document, the word "believes", "anticipates", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 & 5

These items are not applicable.



Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           None.

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed during the quarter ended December 31, 1996:

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


                                          ELECTRONIC CLEARING HOUSE, INC.
                                               (Registrant)






Date: January 31, 1997         By:   \s\Alice Cheung
                                    Alice Cheung, Treasurer and
                                      Chief Financial Officer