Form 10-Q
period 1997-03-31
ELECTRONIC CLEARING HOUSE INC
filed 1997-05-02
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the period ended March 31, 1997

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission File Number: 0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)


     Nevada                                                 93-0946274

   State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


                              28001 Dorothy Drive,
                      Agoura Hills, California 91301
                   (Address of principal executive offices)


                         Telephone Number (818) 706-8999
                                www.echo-inc.com
     (Registrant's telephone number, including area code; web site address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes   X                       No

     As of April 21, 1997, there were 14,458,541 shares of the Registrant's Common Stock outstanding.



                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                            Page No.


Item 1.        Consolidated Financial Statements:


               Consolidated Balance Sheet                               3
                 March 31, 1997 and September 30, 1996

               Consolidated Statement of Operations                     4
                 Three months and six months ended
                 March 31, 1997 and 1996

               Consolidated Statement of Cash Flows                     5
                 Six months ended March 31, 1997 and 1996

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  7
               Financial Condition and Results of
               Operations



                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                        11

               Signatures                                              12

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                   March 31,     September 30,
                                                     1997            1996

                                                  (Unaudited)      (Audited)

Current assets:
  Cash and cash equivalents  . . . . . . . . . . $  103,000 $    172,000
  Restricted cash. . . . . . . . . . . . . . . .  568,000        516,000
  Accounts receivable less allowance of
   $476,000 and $289,000 . . . . . . . . . . . .1,507,000        901,000
  Inventory less allowance of $32,000
   and $20,000 . . . . . . . . . . . . . . . . .1,081,000        579,000
  Prepaid expenses and other assets. . . . . . .     11,000       36,000
  Notes receivable from stockholders
   and related parties . . . . . . . . . . . . .     25,000       50,000

       Total current assets. . . . . . . . . . .  3,295,000    2,254,000

Noncurrent assets:
  Property and equipment, net .. . . . . . . . .1,465,000      1,489,000
  Real estate held for investment, net . . . . .  252,000        252,000
  Other assets, net. . . . . . . . . . . . . . .    815,000      687,000

                                               $5,827,000     $4,682,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion
   of long-term debt . . . . . . . . . . . . .$   179,000   $  1,044,000
  Accounts payable . . . . . . . . . . . . . . .    508,000      178,000
  Accrued expenses . . . . . . . . . . . . . . .  1,112,000      794,000

       Total current liabilities . . . . . . . .1,799,000      2,016,000

Long-term debt . . . . . . . . . . . . . . . . .    643,000      597,000

       Total liabilities . . . . . . . . . . . .          2,442,000   2,613,000


Stockholders' equity:
  Convertible preferred stock, $.01 par value,
   5,000,000 shares authorized:
  Series "H", 23,511 shares issued and outstanding:
  Series "K", 425,000 shares issued
    and outstanding: . . . . . . . . . . . . . .    4,000          4,000
  Common stock, $.01 par value,
    26,000,000 authorized:
   14,175,696 and 11,571,804 shares issued;
   14,169,455 and 11,565,563 shares
   outstanding. . . . .. . . . . . . . . . . . .  142,000        116,000
  Additional paid-in capital . . . . . . . . . .12,938,000    11,884,000
  Accumulated deficit. . . . . . . . . . . . . . (9,699,000)  (9,935,000)

       Total stockholders' equity  . . . . . . .  3,385,000    2,069,000

                                               $5,827,000     $4,682,000


          See accompanying notes to consolidated financial statements.



                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Three Months      Six Months
                                              Ended March 31,  Ended March 31,
                                             1997        1996 1997         1996
                                                (Unaudited)      (Unaudited)
                                             ---------- in thousands ----------
Revenues:
  Bankcard processing revenue. . . . . . . .$3,013   $1,900  $5,871   $3,676
  Bankcard transactions fees . . . . . . . . 1,050      647   2,070    1,280
  Terminal sales and lease
   revenue . . . . . . . . . . . . . . . . .   634    1,533     787    1,934
  Check guarantee fees . . . . . . . . . . .    20       35      46       77
  Research and development . . . . . . . . .     85      80     115      100

                                             4,802    4,195   8,889    7,067

Costs and expenses:
  Bankcard processing and
   transactions expense. . . . . . . . . . . 3,048    1,943   5,931    3,707
  Cost of terminals sold
   and leased  . . . . . . . . . . . . . . .   446    1,144     599    1,490
  Check guarantee  . . . . . . . . . . . . .    13       20      23       41
  Customer service . . . . . . . . . . . . .   100       97     204      196
  Selling. . . . . . . . . . . . . . . . . .     6        5      13       23
  General and administrative . . . . . . . .   826      726   1,551    1,367
  Research and development . . . . . . . . .    105     114     195      176


                         . . . . . . . . . . 4,544    4,049   8,516    7,000

    Income from operations . . . . . . . . .   258      146     373       67

Interest income. . . . . . . . . . . . . . .    16        9      29       17
Interest expense . . . . . . . . . . . . . .       (76)  (57)     (141)   (109)
Loss reserve for notes
   receivable. . . . . . . . . . . . . . . .     (11)           (23)

    Income (loss) before
      income taxes . . . . . . . . . . . . .   187       98     238      (25)


Income tax provision . . . . . . . . . . . .       (1)    (1)     (2)     (2)

    Net income (loss)  . . . . . . . . . . . $  186  $   97  $  236   $  (27)


    Net income (loss) per share  . . . . . .$ .015   $ .009  $ .019  ($ .002)




          See accompanying notes to consolidated financial statements.










                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                             Six Months
                                                           Ended March 31,
                                                         1997        1996
                                                             (unaudited)



Cash flows from operating activities:
  Net income (loss)                                      $236,000($27,000)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation . . . . . . . . . . . . . . . . . . . .93,000       97,000
  Provision for losses on accounts and
   notes receivable. . . . . . . . . . . . . . . . . .212,000      33,000
  Provision for obsolete inventory . . . . . . . . . .12,000
Changes in assets and liabilities:
  Restricted cash. . . . . . . . . . . . . . . . . . .(52,000)    (67,000)
  Accounts receivable. . . . . . . . . . . . . . . . .(793,000)  (917,000)
  Inventory    . . . . . . . . . . . . . . . . . . . .(514,000)   (22,000)
  Prepaid expenses and other
   current assets. . . . . . . . . . . . . . . . . . .25,000       (2,000)
  Other assets, net  . . . . . . . . . . . . . . . . .(128,000)    16,000
  Accounts payable . . . . . . . . . . . . . . . . . .330,000     789,000
  Accrued expenses . . . . . . . . . . . . . . . . . .  318,000    36,000


    Net cash used in operating activities. . . . . . . (261,000)   (64,000)

Cash flows from investing activities:
  Purchase of equipment. . . . . . . . . . . . . . . .   (69,000)  (67,000)

    Net cash used in investing activities. . . . . . .  (69,000)   (67,000)

Cash flows from financing activities:
  Proceeds from issuance of notes payable. . . . . . .160,000     220,000
  Repayment of notes payable . . . . . . . . . . . . .(80,000)    (70,000)
  Issuance of preferred stock for cash . . . . . . . .            100,000

  Common stock warrants exercised. . . . . . . . . . .122,000
  Proceeds from exercise of stock options. . . . . . .    59,000   35,000

    Net cash provided by financing activities. . . . .   261,000   285,000

Net (decrease) increase in cash. . . . . . . . . . . .(69,000)    154,000
Cash and cash equivalents at beginning
  of period    . . . . . . . . . . . . . . . . . . . .   172,000   97,000

Cash and cash equivalents at end
  of period    . . . . . . . . . . . . . . . . . . . .$103,000  $ 251,000


          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of March 31, 1997, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The result of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

NOTE 2 - Earnings per share:

     Net income (loss) per share is computed based upon the weighted average number of shares outstanding of 12,623,556 and 11,153,804 for the six-month periods ended March 31, 1997 and 1996, respectively.

NOTE 3 - Non-cash equity transaction:

     During the six-months ended March 31, 1997, $900,000 of convertible notes were converted into 2,200,000 shares of the Company's common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


Result of Operations

Three Months Ended March 31, 1997 and 1996

Revenues.    Electronic Clearing House, Inc. recorded a net income of $186,000 for the second quarter of fiscal year 1997 compared to $97,000 in the prior fiscal year, an increase of 92%. The increase reflected revenue growth of 60% in Bankcard processing and transactions revenue over the same period in the prior fiscal year. Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue is primarily from the increase in the number of active merchant accounts. As of March 31, 1997, the Company has approximately 7,800 active merchant accounts.

The Company's expanding merchant base and profitability is primarily attributable to: the effective sales efforts of an independent processing-related sales organization that presently accounts for about 70% of the Company's new merchant relationships; the referral from the Company's existing merchant base; the direct response to the Company's Internet Home Page which accounts for approximately 20% of the Company's merchant growth; and target marketing of merchant industry types which generally have higher discount rates, margins and processing volume as compared to a typical retail merchant.

A primary contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations and, presently, the Company has two primary bank relationships. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. The Company currently has signed letters of intent with two additional banks as primary banks. The Company is making the necessary software enhancements to allow one of the new primary banks to become active in the third quarter of fiscal 1997.

The Company's ECHOnline Internet related product, which was introduced in January, 1997, is being adopted by several Internet Service Providers (ISP) and additional growth in merchant volume is expected as ISP's finalize their interface programs to ECHOnline. A new feature called Merchant Fulfillment Service has been added to the ECHOnline service which 1) delivers the Internet generated order directly to the merchant, 2) allows the merchant to electronically advise the Company when they have shipped to the customer, and
3) allows the merchant to issue credits directly with the Company on a customer order. By providing these services, it becomes easier for an ISP to adopt the ECHOnline service.

Terminal sales and lease revenue for the three months ended March 31, 1997 were $634,000 which represented a 59% decrease over the same fiscal quarter last year. The decrease reflected the delivery of 700 systems to a national rental organization in the current fiscal quarter versus 1,800 systems in the same fiscal quarter last year. Another 1,700 systems are scheduled to be delivered in the third quarter of fiscal 1997.

Research and development revenue increased 6% in the second fiscal quarter over the same fiscal quarter last year. This revenue is for the development work done for existing customers.

Check guarantee fees decreased 43% in the second fiscal quarter over the same fiscal quarter last year. This was reflective of the absence of active marketing or development of the Company's check guarantee services.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and customer service expense, increased 54% in the second quarter of fiscal year 1997 as compared to the same fiscal period last year. This was in direct relation to the 60% increase in processing revenues.

Cost of terminal sold and leased decreased 61% in the second quarter of fiscal year 1997 as compared to the same fiscal quarter last year. This was in direct relation to the 59% decrease in terminal sales.

Research and development expense decreased 8% in the second fiscal quarter as compared to the same fiscal quarter last year.

Check guarantee expense decreased 35% in the second fiscal quarter over the same fiscal quarter in the prior year as a result of the 43% decrease in check guarantee revenue generated.

Selling and general and administrative expenses increased 14% in the second fiscal quarter as compared to the same fiscal quarter last year. This was mainly attributable to the higher employee-related costs associated with the 14% total revenue increase and the incremental increase in operating costs to support the Company's infrastructure.

Six Months Ended March 31, 1997 and 1996

Revenues.   The Company recorded a net income of $236,000 for the six months ended March 31, 1997 as compared to a net loss of $27,000 for the same six month period last year. This primarily resulted from a 60% increase from bankcard processing and transactions revenue for the same six month period from prior year.

Terminal sales and lease revenue decreased 59% for the six months ended March 31, 1997 as compared to the same six month period last year. This was mainly attributable to the 700 systems delivered for the six month period ended March 31, 1997 versus 1,800 systems delivered for the same six month period last year.

Research and development revenue increased 15% for the six months ended March 31, 1997 over the same six month period last year. This was a result of the Company's direction in generating fees for software engineering development work for existing customers.

Check guarantee fees decreased 40% for the six months ended March 31, 1997 over the same six month period last year due to management's decision not to actively promote check guarantee services for two primary reasons: 1) negative check writer data are only available on California activity while much of the Company's base of merchants is in other states, and 2) development focus and resources are being placed in bankcard processing and terminal sales programs that are viewed by management to have a higher growth and revenue potential.

Overall, the Company's total revenue increased 26% for the six months ended March 31, 1997 as compared to the same six month period last year.

Cost and Expenses.    Processing-related expenses increased 57% for the six
months ended March 31, 1997 as compared to the same six month period last year. Gross margin on bankcard processing improved from 21% for the six months ended March 31, 1996 to 23% for the six months ended March 31, 1997. The improved gross margin resulted from the economy of scale in the customer service support costs.

Cost of terminal sold and leased decreased 60% for the six month period ended March 31, 1997 as compared to the same six month period last year. Gross margin has remained consistent, from 23% for the six month period ended March 31, 1996 to 24% for the six month period ended March 31, 1997.

Research and development expense increased 11% for the six month period ended March 31, 1997 as compared to the same six month period last year. This was a result of the 15% increase in research and development revenue for the six month period.

Selling and general and administrative expenses increased 13% for the six month period ended March 31, 1997 over the same six month period last year. However, when expressed as a percentage of total revenue, selling and general and administrative expenses decreased from 19% of total revenues for the six months ended March 31, 1996 to 17% of total revenues for the six months ended March 31, 1997.

Interest expense increased from $109,000 for the six month period ended March 31, 1996 to $141,000 for the six months ended March 31, 1997. This was a result of increases in borrowing for the six month period March 31, 1997 over the same period last year. However, as of March 31, 1997, all of the convertible notes payable were converted into the Company's common stock which will decrease interest expense by approximately $108,000 per annum.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had available cash of $103,000, $568,000 of restricted cash in reserve with its primary processing bank and a positive working capital of $1,496,000. The Company also has a current ratio of 1.83 to 1 at March 31, 1997.

The Company received a $438,000 downpayment on an order for 2,379 EB920A terminals in November 1996. Accounts receivable increased $606,000 during the six month period ended March 31, 1997 as a result of increased processing activities, leasing activities and the 700 EB920A terminals delivered during this six month period. Inventory increased $502,000 which was mainly attributable to the inventory build-up for the remaining EB920A terminals to be delivered in the third quarter of fiscal 1997 and the United States Postal Service (USPS) pilot program systems inventory costs.

The Company's subsidiary, Computer Based Controls, Inc. (CBC), received the First Article Test approval for its Electronic Money Order Dispenser (EMOD) in February 1997 from the USPS. Additionally, 175 "Stand-Alone" EMOD units were delivered to the USPS in April 1997 and a phased deployment will occur in the Dallas, Texas area beginning in May 1997. The USPS has advised the Company that they are having difficulty in securing a printing company that is able to economically produce the desired EMOD form stock with the necessary security components. This may delay decisions regarding further deployment after the pilot program begins and/or may generate the need for a redesign of the existing systems to accommodate a modified paper stock. There is no assurance that a redesign of the existing systems will be economically feasible for both the Company and USPS.

In March 1997, a fax service business utilizing a merchant account through the Company declared Chapter 11 bankruptcy which was subsequently changed to a Chapter 7 in April 1997. The Company believes that merchant cash reserves held under a cross collateral agreement are adequate to cover all chargeback activity that might be processed but the Company has deposited $100,000 into a special reserve to be utilized if merchant reserves prove to be inadequate. The Company has instituted additional processing ratios and comparisons that are made daily, using this merchant as its example, that are expected to provide earlier detection of merchant processing difficulties and allow the Company to intervene to assist the merchant sooner and minimize the Company's risk relating thereto.

During the six month period ended March 31, 1997, $900,000 of convertible notes payable were converted into 2,200,000 of the Company's common stock. This conversion has significantly increased the Company working capital and improved its debt to equity ratio.

The report of the Company's independent accountant during the past eleven years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ELECTRONIC CLEARING HOUSE, INC.
                                                  (Registrant)



Date: May 1, 1997              By:   \s\ Alice Cheung

                                   Alice Cheung, Treasurer and
                                   Chief Financial Officer