Form 10-Q
period 1997-06-30
ELECTRONIC CLEARING HOUSE INC
filed 1997-07-30
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the period ended June 30, 1997

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

                    Yes   X                       No


     As of July 24, 1997, there were 14,493,541 shares of the Registrant's Common Stock outstanding.







                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                         PART I.  FINANCIAL INFORMATION

                                                            Page No.




Item 1.        Consolidated Financial Statements:



               Consolidated Balance Sheet                          3
                 June 30, 1997 and September 30, 1996

               Consolidated Statement of Operations                4
                 Three months and nine months ended
                 June 30, 1997 and 1996

               Consolidated Statement of Cash Flows                5
                 Nine months ended June 30, 1997 and 1996

               Notes to Consolidated Financial Statements          6

Item 2.        Management's Discussion and Analysis of             7
               Financial Condition and Results of
               Operations



                           PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                   11

               Signatures                                         12

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                   June 30     September 30
                                                    1997           1996
                                                 (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents  . . . . . . . . . .$  382,000   $   172,000
  Restricted cash. . . . . . . . . . . . . . . .  488,000        516,000
  Accounts receivable less allowance
   of $727,000 and $289,000  . . . . . . . . . .1,362,000        901,000
  Inventory less allowance of 54,000
   and $20,000 . . . . . . . . . . . . . . . . .  796,000        579,000
  Prepaid expenses and other assets. . . . . . .                  36,000
  Notes receivable from stockholders
   and related parties . . . . . . . . . . . . .    31,000        50,000

          Total current assets . . . . . . . . .  3,059,000    2,254,000

Noncurrent assets:
   Property and equipment, net . . . . . . . . .1,509,000      1,489,000
   Real estate held for investment, net  . . . .  252,000        252,000
   Other assets, net . . . . . . . . . . . . . .   999,000       687,000

                                               $5,819,000     $4,682,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion
   of long-term debt . . . . . . . . . . . . . $  171,000     $1,044,000
  Accounts payable . . . . . . . . . . . . .      302,000        178,000
  Accrued expenses . . . . . . . . . . . . . . .   957,000       794,000

          Total current liabilities. . . . . . .1,430,000      2,016,000

Long-term debt . . . . . . . . . . . . . . . . .   695,000       597,000

          Total liabilities. . . . . . . . . . .         2,125,000 2,613,000


Stockholders' equity:
  Convertible preferred stock, $.01
   par value, 5,000,000 shares
   authorized:
  Series "H", 23,511 shares issued
   and outstanding:. . . . . . . . . . . . . . .
  Series "K", 375,000 shares issued
   and outstanding . . . . . . . . . . . . . . .    4,000          4,000
  Common stock, $.01 par value,
   26,000,000 authorized:
   14,470,541 and 11,571,804 shares
    issued; 14,464,300 and 11,565,563
    shares outstanding. . . . .. . . . . . . . .  145,000        116,000
  Additional paid-in capital . . . . . . . . . .13,011,000    11,884,000
  Accumulated deficit. . . . . . . . . . . . . .(9,466,000)  (9,935,000)

          Total stockholders' equity . . . . . .  3,694,000    2,069,000

                                               $5,819,000     $4,682,000

          See accompanying notes to consolidated financial statements.



                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                Three Months     Nine Months
                                                Ended June 30   Ended June 30
                                               1997     1996    1997    1996
                                                 (Unaudited)     (Unaudited)
                                             ----------in  thousands-----------
Revenues:
  Bankcard processing revenue. . . . . . . . .$2,881 $2,452   $8,752  $6,128
  Bankcard transactions fees . . . . . . . . .1,288     781    3,358   2,061
  Terminal sales and lease revenue . . . . . .1,426     148    2,213   2,082
  Check guarantee fees . . . . . . . . . . . .   19      30       65     107
  Research and development . . . . . . . . . .    38             153     100
                                              5,652   3,411   14,541  10,478

Costs and expenses:
  Bankcard processing and
   transactions expense. . . . . . . . . . . .3,223   2,474    9,154   6,181
  Cost of terminals sold and leased. . . . . .1,002     206    1,601   1,696
  Check guarantee  . . . . . . . . . . . . . .    7      17       30      58
  Customer service . . . . . . . . . . . . . .  104     103      308     299
  Selling. . . . . . . . . . . . . . . . . . .   17       8       30      31
  General and administrative . . . . . . . . .  911     756    2,462   2,123
  Research and development . . . . . . . . . .    98     48      293     224

                                   . . . . . .5,362   3,612   13,878  10,612

            Income (loss) from operations. . .  290   (201)      663   (134)

Interest income. . . . . . . . . . . . . . . .   19      11       48      28
Interest expense . . . . . . . . . . . . . . .       (52)(52)   (193)  (161)
Loss reserve for notes receivable. . . . . . .   (23)           (46)

     Income (loss) before income taxes . . . .  234   (242)      472   (267)


Income tax provision . . . . . . . . . . . . .      1     2        3       4

          Net income (loss). . . . . . . . . .  $233 $(244)     $469  $(271)


          Net income (loss) per share  . . . . $.017 ($.021)   $.036 ($.024)


          See accompanying notes to Consolidated Financial Statements.


                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          Nine Months
                                                        Ended June 30,
                                                       1996        1997
                                                          (unaudited)
Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . . . . . . . .$469,000($271,000)
 Adjustments to reconcile net income to net
   cash provided in operating activities:
 Depreciation  . . . . . . . . . . . . . . . . . . . .142,000   149,000
 Provision for losses on accounts and
   notes receivable. . . . . . . . . . . . . . . . . .488,000    53,000
 Provision for obsolete inventory. . . . . . . . . . .34,000
 Fair value of stock issued in connection
   with legal settlement . . . . . . . . . . . . . . .12,000
Changes in assets and liabilities:
 Restricted cash . . . . . . . . . . . . . . . . . . .28,000  (169,000)
 Accounts receivable . . . . . . . . . . . . . . . . .(898,000)(538,000)
 Note receivable from stockholders and
   related parties . . . . . . . . . . . . . . . . . .           24,000
 Inventory     . . . . . . . . . . . . . . . . . . . .(367,000)(95,000)
 Prepaid expenses and other assets . . . . . . . . . . 5,000      3,000
 Other assets, net . . . . . . . . . . . . . . . . . .(146,000)(48,000)
 Accounts payable  . . . . . . . . . . . . . . . . . .181,000   320,000
 Accrued expenses. . . . . . . . . . . . . . . . . . .  163,000    2,000


       Net cash provided by (used in)
         operating activities. . . . . . . . . . . . .  111,000  (570,000)

Cash flows from investing activities:
 Purchase of equipment.. . . . . . . . . . . . . . . . (100,000)  (92,000)


       Net cash used in investing activities . . . . .    (100,000)   (92,000)

Cash flows from financing activities:
 Proceeds from issuance of notes payable . . . . . . .150,000   220,000
 Repayment of notes payable. . . . . . . . . . . . . .(139,000)(105,000)
 Issuance of preferred stock for cash. . . . . . . . .          700,000
 Common stock warrants exercised . . . . . . . . . . .129,000
 Proceeds from exercise of stock options . . . . . . .  59,000    48,000

       Net cash provided by financing
        activities . . . . . . . . . . . . . . . . . .   199,000   863,000

Net increase in cash . . . . . . . . . . . . . . . . .210,000   201,000
Cash and cash equivalents at beginning
  of period    . . . . . . . . . . . . . . . . . . . .   172,000    97,000

Cash and cash equivalents at end of period . . . . . .$ 382,000$ 298,000



          See accompanying notes to consolidated financial statements.



                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of June 30, 1997, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The result of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

NOTE 2 - Earnings per share:

     Net income (loss) per share is computed based upon the weighted average number of shares outstanding of 12,927,935 and 11,248,748 for the nine-month periods ended June 30, 1997 and 1996, respectively.

NOTE 3 - Non-cash equity transactions

     During the nine months ended June 30, 1997, the Company recorded the following non-cash equity transactions:

     (a) $900,000 of convertible notes were converted into 2,200,000 shares of the Company's common stock

     (b) 82,345 shares of common stock were issued in settlement of $69,000 of the Company's obligations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


When used in the Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this document, the word "believes", "anticipates", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Result of Operations

Three Months Ended June 30, 1997 and 1996

Revenues.    Electronic Clearing House, Inc. recorded a net income of $233,000 for the third quarter of fiscal year 1997 as compared to a net loss of $244,000 in the prior fiscal year. The Company's overall revenue increased 66% over the same period in the prior fiscal year. The increase reflected revenue growth of 29% in Bankcard processing and transactions revenue and 864 % increase in terminal sales and lease revenue over the same period in the prior fiscal year. Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue and transaction revenue is primarily from the increase in the number of active retail merchant accounts and the increased transaction revenue generated from dealers associated with a major equipment rental customer. As of June 30, 1997, the Company processed for approximately 8,000 active retail merchant accounts and approximately 6,000 equipment rental dealers located around the country.

The Company's expanding merchant base and profitability is primarily attributable to: (i) the effective sales efforts of an independent processing-related sales organization that presently accounts for about 70% of the Company's new merchant relationships; (ii) the referral from the Company's existing merchant base; (iii) the direct response to the Company's Internet Home Page, which accounts for approximately 20% of the Company's merchant growth; (iv) marketing to targeted retail merchant industry segments which generally have higher discount rates and processing volume as compared to a typical retail merchant; and (v) the growing number of installed equipment rental dealers. The Company anticipates the growth to continue for fiscal 1997. However, during this fiscal quarter, several of the Company's larger merchants have ceased operations which accounted for approximately 18% of the bankcard processing revenue of the prior fiscal quarter.

An important contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations and the Company has two primary bank relationships. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. During July 1997, the Company entered into an agreement, adding an additional bank, bringing its primary bank relationships to a total of three. The Company is currently finalizing an agreement with a fourth primary bank.

The Company's Internet-related product, ECHOnline, was introduced in January 1997 and is being adopted by several Internet Service Providers (ISP). Additional growth in merchant volume is expected as ISP's finalize their interface programs to ECHOnline. A new feature, called Merchant Fulfillment Service, has been added to the ECHOnline service which 1) delivers the Internet-generated order directly to the merchant, 2) requires the merchant to electronically advise the Company when they have shipped to the customer, and
3) allows the merchant to issue credits on a customer order directly with the Company. By providing these services, ECHOnline becomes easier for the ISP to adopt and improves its marketability.

Terminal sales and lease revenue for the three months ended June 30, 1997 were $1,426,000 which represented an 864% increase over the same fiscal quarter last year. The increase reflects the delivery of 1,700 additional systems to a national rental organization and the delivery of 175 "Stand-Alone" Electronic Money Order Dispenser ("EMOD") systems to the United States Postal Service ("USPS") under a pilot program awarded to the Company.

Research and development revenue increased by $38,000 for the current fiscal quarter over the same fiscal quarter last year, reflecting development work done for existing customers.

Check guarantee fees decreased 37% in the current fiscal quarter as compared to the same fiscal quarter last year. The reduction is the result of the absence of active marketing or development of the Company's check guarantee services.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and customer service expense, increased 29% in the current quarter of fiscal year 1997 as compared to the same fiscal period last year. This was in direct relation to the 29% increase in processing revenues.

Cost of terminals sold and leased increased 386% in the current quarter of fiscal year 1997 as compared to the same fiscal quarter last year. This relates directly to the 864% increase in terminal sales.

Research and development expense increased 104% in the current fiscal quarter as compared to the same fiscal quarter last year, primarily reflecting the continuing development of systems for the United States Postal Service and for electronic commerce.

Check guarantee expense decreased 59% in the current fiscal quarter over the same fiscal quarter in the prior year as a result of the 37% decrease in check guarantee revenue generated.

Selling and general and administrative expenses increased 21% in the current fiscal quarter as compared to the same fiscal quarter last year. This was mainly attributable to the higher employee-related costs associated with the 66% overall revenue increase and the incremental increase in operating costs to support the Company's infrastructure.


Nine Months Ended June 30, 1997 and 1996

Revenues.   The Company recorded a net income of $469,000 for the nine months ended June 30, 1997 as compared to a net loss of $271,000 for the same period last year. The increase resulted primarily from a 48% increase in bankcard processing and bankcard transaction revenues and a 6% increase in terminal sales and lease revenues for the same nine month period from the prior year.

Research and development revenue increased 53% for the nine months ended June 30, 1997 over the same period last year. This was a result of the Company's direction in promoting software engineering development work for existing customers.

Check guarantee fees decreased 39% for the nine months ended June 30, 1997 over the same nine month period last year due to management's decision not to actively promote check guarantee services. The two primary reasons are: 1) negative check writer data are only available on California activity while much of the Company's base of merchants is in other states, and 2) development focus and resources are being placed in bankcard processing and terminal sales programs that are viewed by management to have a higher growth and revenue potential.

Overall, the Company's total revenue increased 39% for the nine months ended June 30, 1997 as compared to the same nine month period last year.

Cost and Expenses.    Processing-related expenses increased 48% for the nine
months ended June 30, 1997 as compared to the same nine month period last year. Gross margin on bankcard processing increased from 21% for the nine months ended June 30, 1996 to 22% for the nine months ended June 30, 1997. The increase in gross margin was a combination of economies of scale in customer service support costs which was offset by $160,000 of additional provision for chargeback activity recorded in the current quarter.

Cost of terminals sold and leased decreased 6% for the nine month period ended June 30, 1997 as compared to the same period last year. Gross margin on sales and leasing of equipment increased from 19% for the nine month period ended June 30, 1996 to 28% for the nine months period ended June 30, 1997.

Research and development expense increased 31% for the nine month period ended June 30, 1997 as compared to the same period last year. This is reflective of the strategic investments made by the Company, both personnel and products needed, in order to compete in the electronic commerce industry.

Selling and general and administrative expenses increased 16% for the nine month period ended June 30, 1997 over the same nine month period last year. However, when expressed as a percentage of total revenue, selling and general and administrative expenses decreased from 20% of total revenues for the nine months ended June 30, 1996 to 17% of total revenues for the nine months ended June 30, 1997.

Interest expense increased from $161,000 for the nine month period ended June 30, 1996 to $193,000 for the nine months ended June 30, 1997. This was a result of the additional financing costs related to the Company's capital equipment acquisitions and increase in inventory financing costs during this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The report of the Company's independent accountant during the past eleven years has contained an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern resulting from recurring losses.

As of June 30, 1997, the Company had available cash of $382,000, restricted cash of $488,000 in reserve with its primary processing bank and working capital of $1,629,000.

Accounts receivable increased $461,000 during the nine month period ended June 30, 1997 as a result of increased processing and leasing activities. Inventory costs increased $217,000 which was mainly attributable to the inventory build-up related to the USPS pilot program.

The Company's subsidiary Computer Based Controls, Inc. (CBC) received the First Article Test approval for its EMOD in February 1997 from the USPS. Additionally, 175 "Stand-Alone" EMOD units were delivered to the USPS in April 1997 and a phased deployment began in the Dallas, Texas area in May 1997. The USPS has advised the Company that they are having difficulty in securing a printing company that is able to economically produce the desired EMOD form stock with the necessary security components. This may delay decisions regarding further deployment after the pilot program and/or may generate the need for a redesign of the existing systems to accommodate a modified paper stock. There is no assurance that a redesign of the existing systems will be economically feasible for both the Company and USPS.

In March 1997, a fax service business utilizing a merchant account through the Company declared Chapter 11 bankruptcy which was subsequently changed to a Chapter 7 in April 1997. The Company believes that the merchant cash reserves held under a cross collateral agreement are adequate to cover all chargeback activities that might be processed but the Company has deposited $100,000 into a special reserve to be utilized if merchant reserves prove to be inadequate.


During the nine month period ended June 30, 1997, $900,000 of convertible notes payable were converted into 2,200,000 of the Company's common stock. This conversion has significantly increased the Company working capital and improved its debt to equity ratio.



PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ELECTRONIC CLEARING HOUSE, INC.
                               (Registrant)



Date: July 30, 1997       By: \s\Alice Cheung
                          Alice Cheung, Treasurer and
                          Chief Financial Officer