Form 10-K
period 1997-09-30
ELECTRONIC CLEARING HOUSE INC
filed 1997-12-29
CIK 721773

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549
                                -----------------
                                    FORM 10-K

                                ----------------
  X       Annual Report Pursuant to Section 13 OR 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended Sept. 30, 1997

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                  93-0946274
   (State or other jurisdiction of              (IRS Employer
    incorporation or organization)               Identification No.)

            28001 Dorothy Dr., Agoura Hills, California   91301-2697
              (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (818) 706-8999
                    -----------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
         Title of each class               on which registered
                None                              None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 22, 1997 as reported on the NASDAQ National Market, was approximately $0.94. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 22, 1997, Registrant had outstanding 14,976,541 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held February 4, 1997 are incorporated by reference in
Part III.

                         ELECTRONIC CLEARING HOUSE, INC.
                          1997 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


PART I.                                                         Page

Item 1.          Business. . . . . . . . . . . . . . . . . . . . . 3
Item 2.          Properties. . . . . . . . . . . . . . . . . . . .18
Item 3.          Legal Proceedings . . . . . . . . . . . . . . . .18
Item 4.          Submission of Matters
                 to a Vote of Security Holders . . . . . . . . . .18


PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Security Matters. . . . . . .19
Item 6.          Selected Consolidated Financial Data. . . . . . .20
Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . .21
Item 8.          Financial Statements and Supplementary Data . . .25
Item 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures . . . . .25

PART III

Item 10.         Directors and Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . . . . . .26
Item 11.         Executive Compensation. . . . . . . . . . . . . .29
Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . .32
Item 13.         Certain Relationships and Related Transactions. .34

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . .35

                                     PART I

ITEM 1.     Business

General

Electronic Clearing House, Inc., ("ECHO") is a provider of hardware and network services to customers on a national scale, specializing in merchant credit card processing and equipment rental inventory management. ECHO has expertise in:

                 1)  Point-Of-Sale ("POS") hardware and software design;
                 2)  Communication networks; and
                 3)  Data center management services.

The most common application of the Company's expertise is seen in its credit card processing services which allows merchants to accept credit cards in commercial transactions. In providing these services, the Company 1) electronically authorizes and deposits funds into the merchant's bank account utilizing the data center and electronic funds transfer capabilities developed by the Company; 2) moves credit card data from the merchant site to the ECHO data center over one of several communication networks managed by the Company; and 3) sells or leases a POS terminal to a merchant that operates using software provided by the Company.

The Company has expanded the use of its expertise to the application of inventory and compensation tracking, and is presently providing this service solely to U-Haul International. Under this application, the Company 1) sells a terminal designed and manufactured by the Company that utilizes software developed by the Company to track dealer inventory, generate reports as desired by the dealer and calculate both dealer and U-Haul compensation; 2) manages the transmission of dealer data to the Company's data center over several communication networks, and 3) evaluates the data and distributes it to the appropriate location in the United States, thereby allowing rental reservations to be taken by other dealers in advance of the physical equipment arriving at the new location.

The Company currently operates four active subsidiaries, all wholly-owned by the Company, to coordinate its business activities.

       National Credit Card Reserve Corporation ("NCCR") provides all data center and customer service activities relating to transaction processing services which include electronic credit card authorizations, electronic fund transfers ("EFT"), inventory tracking for U-Haul and electronic deposits utilizing the Automated Clearing House ("ACH"), for merchants, banks and other customers.

       ECHO Payment Services, Inc. ("EPS") leases, rents and sells POS terminals and related equipment.

       Computer Based Controls, Inc. ("CBC") designs, manufactures and sells POS terminals and related equipment.

       XpressCheX, Inc. provides check guarantee services to California-based merchants.

The Company's current growth and profitability is being generated primarily from its credit card processing, U-Haul inventory tracking activities, and equipment leasing services (see CREDIT CARD PROCESSING, U-HAUL and LEASING). In management's opinion, the Company's equipment design and manufacturing activities have been innovative and have provided added versatility in meeting customers' needs. The Company's check guarantee services are restricted to only California merchants (see XPRESSCHEX).

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

Although positioned well in 1986 to take advantage of its new ACH service on a national scale, the Company was hampered until 1994 by several unstable bank relationships that prevented the Company from fully marketing its capabilities over the ensuing years. Management changes at the bank, bank merges, unilateral policy changes and poor merchant service by bank personnel have led the Company to seek different or additional bank relationships. In 1995, one of the Company's sponsoring banks experienced major real estate losses, which required that it seek a capital infusion and motivated the Company to secure additional banks as primary sponsor banks. Since the Company cannot eliminate or control such bank related activities, management believes that the Company should have two or more participating financial institutions to avoid having its processing volume restricted by financing limitations and business policies of participating banks. Management also believes that prudent business practices dictate that several bank relationships be obtained to avoid limitations upon its business operations (see LEGAL and BANK RELATIONSHIPS).

Since 1985, the Company has written and maintained software to assure that common extant POS terminals sold in the marketplace could process over the ECHO network. In developing the ability to generate the terminal software, the Company in 1985 purchased CBC, a company that had expertise in computer control systems. CBC subsequently developed a high performance terminal and a secure printer that have been used primarily in the money order dispensing market by American Express and are presently being evaluated for use by the United States Postal Service ("USPS") under a pilot program awarded to the Company in November, 1995 (see CBC and USPS). Two patent applications involved with the Company's printer methodology have been granted (see PATENTS).

In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time management of rental equipment for U-Haul International. The number of active dealers under the system grew to more than 6,000 in fiscal 1997 (see U-HAUL).

The marketing of the Company's services has been accomplished in four primary ways: 1) direct sales utilizing an independent sales organization; 2) an Agent Bank program that allows small banks to offer full merchant processing services under the sponsorship of ECHO and its primary banks; 3) a referral program; and 4) Internet Home Page promotion. For fiscal 1997, approximately 69% of new merchant relationships came through the efforts of the independent sales organization and the balance was divided between the referral and Internet programs. The Agent Bank program was put on hold temporarily in fiscal 1997 while one of ECHO's primary banks recapitalized. It is expected that the Agent Bank program will become a contributor to the source of new merchant relationships in fiscal 1998 (see MARKETING and INTERNET).

In early 1996, the Company purchased a business with specialties in communications, Windows NT programming and the Internet, the world-wide communications network. Through this acquisition, the Company has been able to expand its scope of acceptable transaction input devices beyond the traditional POS terminal to include transactions submitted over a common telephone and transactions submitted over the Internet (see ECHOTEL and INTERNET). Through the expertise of the programming and management personnel resulting from this acquisition, the Company also expanded the tools it makes available to specific industries to utilize its services. These tools include ECHOBOX, ECHOCASH, ECHOTRANS, and ECHOBATCH (see SPECIFIC INDUSTRY TOOLS).

The Company continues to put a high priority on research and development ("R & D") of both equipment and transaction processing solutions to problems faced by general merchants and/or specific industries in the marketplace (see RESEARCH). As profitability of the processing activities grows, the Company intends to dedicate between 3% and 5% of its revenues to such endeavors.

General Summary

In management's opinion, the Company is technically oriented and has expertise in POS equipment programming, design and manufacture, communication networks, and data center transaction processing and management. The Company recognizes that development and maintenance of these in-house capabilities through the years and continuing research activities based upon this expertise have increased the costs of operation, as compared to the Company's competition who have chosen to out-source these services, and has contributed to continued years of losses as a Company. However, upon reaching profitable operations, significant increases in revenues result without significant increases in expenses. Strategically, having reached the point of profitability in operations, it is believed that this in-house expertise makes the Company more capable and viable in the long term and allows the Company to promote, develop and provide full solutions from both a transaction and equipment viewpoint at lower costs to the marketplace in a shorter period of time than is normally the case. The Company intends to focus on providing innovative processing solutions that combine banking and credit card information, efficient and fast network communications, a full scope of data center services, real-time customer support services via 800 access and, as needed, advanced POS products for select financial markets and/or national clients.

Credit Card Processing

The Company is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard, respectively. To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The Company currently has four primary processing bank relationships (see BANK RELATIONSHIPS).

In 1997, the Company's credit card dollar volume increased 28%. For the year ended September 30, 1997, NCCR accounted for 86% of the Company's revenues. NCCR presently provides services to over 14,300 users, including approximately 8,300 merchants and 6,000 U-Haul dealers across the nation. These services include 24-hour daily credit card processing capability, "800" number access to customer service personnel and, as needed, various field support services.

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

NCCR's compensation for credit card processing is derived from two primary sources, the merchant's discount rate and the merchant's transaction fee. The discount rate is expressed as a percentage and is the fee charged to the merchant for the Company's services. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant and the net amount is deposited into the merchant's bank account. Discount rates range between 1.49% and 2.99% and, overall, the Company's average discount rate is 1.90%.

The transaction fee is charged for each transaction processed and the Company's average transaction revenue is $0.17 per transaction. The Company maintains a range up to $0.20 per transaction.

Over the past several years, industry consolidation has been occurring as evidenced by the merger of the number one and number three processors in 1995. Impressive growth in recent years in the credit card processing market has occurred by firms through portfolio acquisitions. Such a strategy raises special challenges that involve supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and, probably most difficult, maintaining merchant relationships. Merchant portfolios can be purchased but the merchants who are processing thereunder are under no obligation to continue to utilize the services of the new owner. This lack of contractual obligation leads to a persistency problem. The long-term profitability of such a strategy will center on the ability of the new owner to bring innovative services to its merchants and its ability to consistently provide timely quality service.

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

Under the Imperial Bank processing contract, the bank assumes (and is compensated for bearing) losses due to unauthorized or fraudulent use of credit cards. The First Charter Bank, First Regional Bank and The Berkshire Bank contracts compensate the Company to assume such potential liabilities for the unauthorized use of credit card information. Although the Company has systems and software for the electronic surveillance and monitoring of fraudulent credit card use, the Company still could incur substantial losses as the result of the unauthorized or fraudulent use of credit cards by unscrupulous merchants, which could, depending on the size of the losses, have a materially adverse effect on the Company, or cause it to cease operations. The Company does not maintain any insurance to protect it against any such losses. Historically, the Company allocates ten basis points (.001) of daily processing activity as a reserve against any losses that it may sustain due to such activity. The Company has approximately $1,025,000 and $289,000 in reserve against chargeback receivables for the fiscal year ended 1997 and 1996, respectively. The Company sustained expenses of $836,000, and $242,000 against said chargeback losses for the fiscal years ended 1997 and 1996, respectively. The Company believes this mechanism of allocating daily from processing revenues to a reserve to address these obligations when they arise will be adequate to address the inherent risks associated with merchant processing.

Bank Relationships

To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The inability of the Company to maintain such a cooperative relationship with a prior bank in 1989 had a materially adverse effect upon operations and was the subject of a lawsuit settled in favor of the Company in 1995. Management changes at the bank, bank merges, unilateral policy changes and poor merchant service by bank personnel have led the Company to seek different or additional bank relationships. Since 1989, the Company has established and subsequently terminated the sponsoring relationship with three banks, the most recent in 1994. In addition, in 1995, one of the Company's sponsoring banks experienced major real estate losses, which required that it seek a capital infusion and motivated the Company to secure additional banks as primary sponsor banks. Since the Company cannot eliminate or control such bank related activities, management believes that the Company should have two or more participating financial institutions to avoid having its processing volume restricted by financing limitations and business policies of participating banks. Management also believes that prudent business practices dictate that several bank relationships be obtained to avoid limitations upon its business operations. The Company finds that small banks (assets less than $500,000,000) tend to find its program most attractive and, despite the uncertainties involved in working with small banks, the Company does not believe it could secure similar arrangements with larger banks at this time. Failure to obtain contractual processing relationships with additional banks could limit and impede future credit card processing activity and could have a materially adverse effect upon the Company's operations.

The Company presently has processing agreements and relationships with Imperial Bank, Los Angeles, California, First Charter Bank, Beverly Hills, California, First Regional Bank, Los Angeles, California and The Berkshire Bank, New York, New York. However, there can be no assurance that the Company will always be able to maintain its present banking relationships or establish other such relationships, or, if such other relationships are available, that they can be obtained on terms satisfactory to the Company.

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

The Company has capitalized part of its costs associated with the development of the system and amortizes such costs over three years. Revenues are derived from equipment sales to U-Haul and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. U-Haul transaction activity and equipment purchases constitute a significant portion of the Company's growing profitability. During fiscal year 1997, the Company entered into a three-year contract with U-Haul International which covers processing services, software development, data distribution, equipment purchases/warranty, customer support, and consulting. The new contract, estimated to generate revenues between $4 and $8 million dollars over the three-year term, has renewal provisions for extending the term.

ECHOTEL Program

Historically, the Company has utilized a POS terminal located at the merchant's place of business, the industry standard method of data entry. The purchase of an electronic terminal is sometimes not economically feasible to a merchant with low monthly credit card volume or to a business that performs services at their customer's site (e.g., appliance repair, etc.). To address the needs of these retail business segments and provide access to electronic authorization and deposit services without the obligation to purchase equipment, the Company developed and deployed "ECHOTEL" (previously called "Telemerchant"), a program permitting a merchant to submit POS transactions via any touch-tone telephone. This service utilizes Interactive Voice Response ("IVR") to prompt such merchants through the POS process, providing them with immediate credit card authorizations.

The Company also intends to exploit its IVR technology to address and automate specific merchant needs such as ordering supplies and accessing bank account information on demand. The Company has chosen to market its ECHOTEL and IVR services through several third parties. In addition to the possibility that such parties might not be as effective as the Company desires, the possibility also exists that the present format of the program may not meet market expectations or introduce additional chargeback risk to the Company. Although not expected, if such becomes the case, the Company intends to make the necessary modifications in both the product design and marketing strategy to most closely match market expectations and/or minimize chargeback risk, but success can not be assured.
Internet ("Net")

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

In 1996, Visa, MasterCard and major software development corporations established a methodology standard for moving transactions over the Net, called Secure Electronic Transactions ("SET"). SET involves the integration of several technologies and parties, including the purchaser, the seller, the bank, the processor and the network service provider. Each segment of the solution is under development and several fully integrated systems are now available. The company intends to be a full participant in the SET community, but will introduce SET only when the benefits appear to outweigh the costs. In preparation for SET deployment, the Company has already modified the interface to its internal transaction processing system to accept transactions via Transmission Control Protocol/Internet Protocol (TCP/IP).

The SET development notwithstanding, secure mechanisms already exist on the Net that assure confidentiality of data.

     Secure Internet Web Services: In the first quarter of fiscal 1997, the Company deployed a secure Internet World Wide Web ("WWW") server in anticipation of utilizing common commercial WWW browsers and the Internet as an additional POS transaction delivery mechanism. The Company has therefore been accepting credit card transactions over the Internet since January 1997, using a combination of 40 and 128-bit message encryption and digital signature standards, as well as proprietary back-end technology that offers additional protection to the cardholder and merchant. Management believes this combination of technologies offers superior confidentiality protection as well as substantial cost advantages compared to alternative, WWW-based transaction technologies. The Company's service based on these technologies is called ECHONLINE, and it is aimed at enabling Internet Service Providers ("ISPs") to submit transactions to the Company on behalf of themselves and of their own customers. During fiscal 1997, the Company reached agreements with two software developers to develop commercial interfaces to ECHONLINE - one for Unix, and one for Windows NT. The UNIX software is available for free, and ISPs that have acquired this software have been able to process transactions with ECHO within a week of acquisition. The Windows NT software is available for a modest fee, and ISPs and larger merchants that have acquired this software have been able to process transactions with ECHO within a day of acquisition.

     Internet Applications System: In order to streamline the process for a prospective merchant to apply for a merchant account, the Company deployed a WWW application form in the second quarter of fiscal 1997 to provide this functionality. Intranet technology is used to help Company personnel quickly review these applications and move them through the approval process. In addition, the Company has a referral program for ISPs and other associates that encourage them to refer merchants to the Company. To assist our associates in tracking these referrals, the Company's Internet Application System tags application records using the associates own tracking identifier. Automating the process using this back-end technology has encouraged our associates to continue to refer potential merchants to ECHO and helped keep Company personnel highly productive as the volume of new merchant applications increases.

     Risk Management System: Tools commonly used over the Internet may be invoked to construct an Intranet system that is available for use by the Company's employees. In the fourth quarter of fiscal 1997, the Company developed a comprehensive merchant risk management system utilizing Intranet and positioned the system to operate using neural network technology. This system is now in active use by the Company's merchant security personnel, and after extensive in-house beta-testing, the Company is contemplating offering this technology for sale as a product or service to other financial institutions. The Company does not have a firm schedule for when such a product offering will occur, nor any assurances that such an offering will meet with market acceptance.

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

Specific Industry Tools

One of the Company's core beliefs is that the Company must accommodate as many different "point-of-interaction" entry methods as possible in order to build the credit card processing services business, while concentrating on those methods and techniques that will provide the most leverage for the Company. To these ends, the Company has developed the following tools which it makes available at no cost to merchants:

     Enabling Vertical Market Third Party Applications: Many industries (e.g. restaurants, hotels) rely on third-party-developed applications running on PC-compatibles and other equipment to support their point-of-interaction needs. To support these clients, the Company formalized POS interface specifications to its host computers, developed a conformance certification service/process, and widely encouraged third-party developers to use this free certification service and associated materials to build the Company's point-of-interaction interfaces into the third-party products.

     ECHOBOX: ECHOBOX is a method of bulk transaction submission to an ECHO bulletin board system that automatically moves data into an electronic check withdrawal procedure, a credit card authorization process or credit card deposit for a merchant.

     ECHOBATCH: To accommodate generic high-volume business opportunities, in fiscal year 1996, the Company constructed and successfully beta-tested "ECHOBATCH", a fulfillment house-based complement to its popular ECHOBOX processing service. ECHOBATCH runs on standard PC's, resides at the fulfillment house, and permits the fulfillment houses to submit multiple merchants' data in a highly controlled, secure manner to the Company's ECHOBOX service interface.

     ECHOTRANS: To accommodate the growing popularity of PC's as POS devices, in 1996, the Company developed "ECHOTRANS", a PC compatible-based program for both general merchants and specific high volume magnetic card-swipe situations. This program, in conjunction with a mag-swipe card reader, modem, and printer can be used on both standard and portable (lap-top) PC's as a POS device. This program uniquely satisfies certain common high-volume sales environments as a result of its ability to be customized for ease of use in specific POS situations and to asynchronously handle the tasks of card-swipe, processing, and receipt printing.

The Company believes that certain industries hold greater processing potential than others and has designed products and a marketing plan pointed toward those industries. The effectiveness of the products and of the marketing programs can not be assured but management is encouraged by the growing interest and use of these special tools by various merchants.

Computer Based Controls ("CBC")

Equipment Design and Manufacture

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

In the early 1980's, the Company's customers used leased terminals from AT&T. In the mid-1980's, the Company purchased "Microfone" terminals from General Telephone and Electric ("GTE") and offered them to merchants by sale or lease from various financial service companies. As merchants' processing requirements outgrew the capabilities of these terminals, the Company developed and installed proprietary modifications in them to meet customer needs. When technical requirements continued to grow, the Company acquired Computer Based Controls, Inc. ("CBC"), a designer and manufacturer of commercial electronic systems, to meet its merchants' needs.

Prior to its acquisition in 1985 by the Company, CBC's experience was in the design, development, and manufacture of computerized products for the aerospace industry, and automated control systems for welding machines and other industrial processes. CBC determined that the Company's product objectives could best be achieved by applying aerospace technology to telecommunication equipment. CBC has concentrated its efforts to develop cost effective equipment which meets the broadest range of existing industry standards.

Individual products developed by CBC to meet the Company's needs include:


Description                Model        Comments

Electronic Banker 910      EB910        Replaced the Microfone II POS terminal
                                        and provided greater flexibility at a
                                        competitive price.

Electronic Banker 920      EB92         Replaced the EB910 POS terminal.
                                        Provided significantly more memory
                                        capacity, ESD immunity, and a faster
                                        modem.  Later upgrades included direct
                                        support for attachment of a PS/2
                                        keyboard.

Electronic Banker 921      EB921        A modified EB920 POS terminal intended
                                        for the US Postal Service Electronic
                                        Money Order Dispenser (EMOD) project.
                                        Included additional ESD provisions and
                                        a redesigned operating system.

Electronic Banker 100      EB100        A small, low cost POS terminal that
                                        could compete effectively in
                                        environments not requiring the
                                        additional features of the EB920.

Electronic Banker 10       EB10         Utilized a touch screen for graphical
                                        POS applications.

Roll Printer 100           RP100        A patented, high security, 40 column
                                        printer originally designed to meet the
                                        needs of the automated money order
                                        dispenser (AMOD) project.  Also used in
                                        cash advance and gift certificate
                                        applications.

Roll Printer 100+          RP100+       A patented, high security, 40 column
                                        printer derived from the improvements
                                        made in developing the RP121 printer.
                                        This printer supports forms up to 8.5"
                                        in length and can reverse to place text
                                        at the extreme edge of a form.
                                        Designed to meet the needs of automated
                                        money order dispensers, cash advance
                                        and gift certificate applications.

Roll Printer 120           RP120        A modified RP100+ which includes the
                                        patented "Symbology" bar code reading
                                        technology.  This system will obtain
                                        the printed documents' serial number at
                                        a competitive price.

Roll Printer 121           RP121        A modified RP120 for the US Postal
                                        Service Electronic Money Order
                                        Dispenser (EMOD) project. Included
                                        significant improvements in print
                                        quality and incorporated "Symbology".

PS2 Keyboard Protocol      PS2
Converter                  Converter    A very small and inexpensive converter
                                        used to interface standard PS/2
                                        keyboards to an RS232 interface.  This
                                        device handles all normal BIOS-level
                                        operations and provides an inexpensive
                                        method of adding a keyboard to existing
                                        applications.


Other products have undergone extensive design by CBC and are in different stages of development. These items include:


Description                 Model          Comments

Electronic Banker 100       EB100          A small, low cost POS terminal
                                           designed to compete effectively in
                                           environments not needing the
                                           additional features of the EB920.
                                           This terminal is under consideration
                                           for final tooling within the year.

Electronic Banker 10        EB10           A small, high end POS terminal
                                           utilizing a graphical user
                                           interface.  This system is not
                                           scheduled for release and, if
                                           revitalized, would require
                                           significant design revisions not
                                           currently planned.

Through these various products, CBC created various system solutions to meet customer needs. The most significant systems include:


Description                 Models         Comments

AMOD                        EB910 + RP100
                            EB920 + RP100  The AMOD system was purchased by
                                           American Express from 1991 to 1995
                                           to provide a means to electronically
                                           issue and print fully-negotiable
                                           money orders.  The system holds
                                           blank forms in a security enclosure
                                           and prints them as directed by the
                                           agent. CBC has shipped more than
                                           18,000 AMOD systems from 1990 to
                                           1995.
Cash Advance                EB910
                            EB920          The Cash Advance terminal is used
                                           primarily in the gaming industry.
                                           The system relies on remote credit
                                           authorization.  CBC has shipped more
                                           than 2000 Cash Advance systems from
                                           1992 to 1996.

Cash Advance                RP100          The Cash Advance printer is used
                                           primarily in the gaming industry.
                                           This system securely prints checks
                                           used within the gaming
                                           establishment.  CBC has shipped more
                                           than 2000 Cash Advance systems from
                                           1992 to 1995.

U-Haul                      EB920 + SK100
                            EB920 + PS/2   The U-Haul system provided a means
                                           to track compensation and inventory
                                           of rental equipment nationwide on a
                                           daily basis.  In addition, the
                                           system allows credit payment for
                                           rentals through remote credit
                                           authorization.  CBC has shipped more
                                           than 6,000 U-Haul systems from 1994
                                           to 1997.  An additional 3,100
                                           systems will be installed in 1998.

EMOD                        EB921 + RP121  The EMOD system provided a means to
                                           electronically issue and print fully
                                           negotiable  money orders.  Security
                                           is enhanced by the ability of the
                                           system to electronically sense the
                                           money order serial number directly
                                           from the form itself. The system
                                           holds blank forms in an enhanced
                                           security enclosure. Money orders may
                                           be issued directly from  the EB921
                                           keypad or remotely via the
                                           Integrated Retail Terminal.  175
                                           systems were shipped in 1997.

United States Postal Service ("USPS") Pilot Program

In November 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers ("EMOD") for the USPS. The First Article Test of the EMOD system was approved in February 1997. In May 1997, 175 "Stand-Alone" EMOD units were deployed in the Dallas, Texas area.

The Company has been informed by the USPS that it will review the pilot program in January, 1998 and decisions regarding further deployment after the pilot program will be made at that time. In management's opinion, the EMOD system will be found to be responsible for significant savings in time and money for the USPS due to the lower cost of money order issuance and management relating thereto, and the system's ability to electronically transfer daily accounting information to regional headquarters, lowering administrative and accounting costs accordingly.

Other USPS issues remain concerning securing a printing company that can economically produce the desired EMOD form stock with the necessary security components. The Company has not been informed by the USPS of any further decisions regarding further deployment after the pilot program has completed. There are some indications made by USPS personnel that some number of units will be deployed to contract sites to provide the ability to electronically submit daily accounting information.

Patents
The Company presently has two patents with respect to certain of its proprietary technology; however, there can be no assurance that if challenged, these patents can be judicially sustained. In the absence of such protection, competitors would be able to duplicate the Company's products. Furthermore, even if the Company has patents, there can be no assurances that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. The Company has expended considerable time and resources to develop information systems to serve its merchant base. There is no intellectual property protection on the computer equipment and database that comprise these systems. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Similarly, infringement claims could be asserted against products and technologies which the Company licenses, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect the Company's business and results of operations. The Company is only aware of one party who believes the USPS money order distribution system provided by the Company violates its patents but no action has been taken by such party to date. It is the opinion of management that no infringement has occurred and has secured legal opinions substantiating such position but, although any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with, litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations.

The Company has recently obtained a patent on its method of electronically obtaining the serial number of a document. This method relies on the use of its patented Symbology bar code. The patent describes a unique method of illuminating a form from one side while resolving the bar code image from the opposite side. No additional optical components are required beyond the basic illumination source and the CCD image array.

NCCR Research

A number of NCCR projects require interaction between POS terminals and mainframe host computers. A good conceptual understanding of the problems unique to both worlds is essential in order for the Company to provide effective solutions to the targeted market segment. The Company has expended significant effort developing in-house software development expertise for state-of-the-art POS and mainframe applications to meet these needs. NCCR research and development programs include the following:


Developed in 1997 and in Use                 Under Development
Customer Service Call Tracking               Debit Card Processing
and Reporting

Security Monitoring and Follow-Up            On-line Inquiry Services to
System                                       merchants

                                             Sales Tracking Systems

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



Under Development                            Planned Development
Multi-tasking operating system software      Debit Processing

Software development kit for outside         U.S. Manufacturing
(non-Company) programmers

Enhancements to EB100                        Smart Card Technology

Enhancements to RP100 to enable horizontal   Cashiers Check Management
form presentation


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

   Check Verification: The merchant pays a fixed fee for each transaction. For this fee, the provider searches its proprietary data base of bad-check writers attempting to match a specific piece of information (driver's license number, MICR number, etc.) provided by the merchant. A match identifies the check writer as an individual (or business) known to the provider to have current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider) the merchant decides whether to accept, at his own risk, or decline the check. The provider offers no guarantee that the check will be honored by the check writer's bank and makes no promise of reimbursement if the check is dishonored by the bank.

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

Currently, XpressCheX, Inc. offers only the check guarantee type of service to merchants located within the state of California. Due to resources being directed to other divisions of the Company and due to the lack of a national data base from which to offer national check guarantee, the Company has not actively promoted its check guarantee services. As a result, XpressCheX's performance has progressively declined over the years.

Analysis is currently underway to determine if the XpressCheX should be retained as a product line and, if retained, what its total product line should include and how it can be effectively marketed outside of the state of California.

Real Estate

The Company presently owns undeveloped land in seven western states. The Company has entered into an agreement with a party to seek to sell all of its real estate holdings. The Company has held all of its land properties for over ten years and does not have current appraisals nor title insurance on its real estate holdings. Some of the properties are held pursuant to quit claim deeds. The real estate holdings are carried on the Company's books at estimated fair market value less estimated costs to sell.

Marketing

In 1992, the Company entered into an agreement with an independent sales organization ("ISO") with primary offices in Cleveland, Ohio. The ISO has offices in fourteen (14) states and, from time to time, between 250 and 300 salespersons in the field representing the processing services of the Company. During 1997, the ISO relationship generated approximately 69% of new merchant relationships for the Company as compared to 70% for fiscal 1996. In the coming year, the number of new merchant relationships from the ISO is expected to rise but the overall percentage of new merchant relationships generated by the ISO sales is expected to decrease as a result of increased merchant relationships being secured utilizing the Internet, the ECHOTEL program and other direct sales programs being actively promoted by the Company.

Management believes the Company is unique in providing high quality POS hardware, specialized software, a variety of processing services and full customer support through one vertically integrated source. In most instances, such services are performed by different parties and, as a consequence, merchants become very frustrated trying to solve a problem, not knowing which party to call.

NCCR's marketing strategy is twofold:

1) to build its credit card transaction volume by focusing on the small to medium-sized merchant segment, defined as merchants processing $25,000 or less per month in credit card activity, who tend to be overlooked by other processors in favor of larger volume accounts. This strategy relies primarily on two programs. First, a passive program that relies on third-party relationships that contacts and directs merchants to the Company, and secondly, active programs wherein the Company takes the lead in new merchant contact and sales;

2) to maximize its non-credit card transaction volume by developing applications for niche markets and national customers.

As part of the tactical implementation of the POS dual marketing strategy, agreements have been reached with third-party sales organizations which bring additional processing relationships to the Company. These sales organizations are focused primarily on Internet processing and home-based merchant activity.


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

Competition

The industries in which the Company operates are highly competitive and are characterized by rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market. The Company currently is not a major factor in the industries in which it competes, and, in management's opinion, the Company's share of the markets in which it competes is relatively small in comparison to most of its competitors. Most, if not all, of the Company's competitors have substantially greater financial and marketing resources than the Company. As a result, they are probably better able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than is the Company. Furthermore, in the future, the Company may encounter substantial additional competition. There can be no assurance that the Company's current products and services will not become obsolete, or that the Company will have the financial resources, technical expertise, marketing capabilities or manufacturing and support facilities to compete successfully in the future.

The markets in which the Company competes are characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products obsolete and unmarketable. The Company believes that its success will depend upon its ability continuously to develop new products and services and to enhance its current products and to introduce them promptly into the market. There can be no assurance that the Company will be successful in developing and marketing new product enhancements, new products or services that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the success or development, introduction and marketing of these products, enhancements and services, or that any new product, product enhancement and services it may introduce will achieve market acceptance. Failure to develop and introduce new products, product enhancements or services, or to gain customer acceptance of such products, product enhancements or services in a timely fashion could harm the Company's competitive position and materially adversely affect it.


Employees

The Company employed 76 persons at September 30, 1997, none of whom are represented by a labor union. The employees are based in Agoura Hills, California. Management believes that its employee relations are good at the present time.

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

The Company's book value of real estate held for investment was $528,000 for fiscal years ended 1997 and 1996. A $276,000 reserve allowance was set up as of September 30, 1997 and 1996 to reflect the $252,000 net book estimated fair market value less estimated cost to sell the properties. The Company owns several pieces of raw land for investment consisting of four noncontiguous parcels in Missouri totaling approximately five acres, two noncontiguous parcels in Texas totaling approximately forty-four acres, one acre in Castilla County, Colorado, one-third acre in Eureka County, Nevada, a single lot in Arrowhead County, Washington, a single lot in Ventura County, California, three acres in Independence County, Arkansas, and 498 acres in San Bernardino County, California. The Company has entered into an agreement with a party to represent and sell its properties.


ITEM 3.     Legal Proceedings

As is the case with many businesses that serve thousands of customers, the Company routinely encounters legal actions that may or may not have substance.


The Company is currently involved in lawsuits against twenty-five merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. These lawsuits aggregate to more than $483,000. Additionally, the Company has hired outside counsel to bring suit against three out-of-state merchants for chargeback losses of more than $466,000, as of the fiscal year ended September 30, 1997. One out-of-state merchant has brought suit against the Company for breach of contract which the Company feels is without merit and is currently being defended against.

The Company encounters other legal actions routinely in the course of doing business but none are considered significant and none are known at the date of filing other than those discussed above.


ITEM 4.     Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of Security Holders during the fiscal year ended September 30, 1997 at the Annual Shareholders' Meeting held on February 6, 1997. A majority of shareholders' votes approved three issues:
(1) approval to increase the authorized Common Stock of the Company from 20,000,000 shares to 26,000,000 shares; (2) amendment of the Incentive Stock Option Plan; and (3) ratification and approval of auditors.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Security Matters

Since January 17, 1986, the Company has been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, the Company was accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trades under the symbol of "ECHO". The following table sets forth the range of high and low prices for the Company's Common Stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. Moreover, due to the lack of an established trading market for the Company's Common Stock, such quotations may bear no relationship to the fair market value of the Company's Common Stock and may not indicate prices at which the Company's Common Stock would trade in an established public trading market.


      FISCAL YEAR ENDED                 High           Low
      SEPTEMBER 30

             1997
      First Quarter                  $1.50         $0.72
      Second Quarter                 $2.09         $1.12
      Third Quarter                  $1.69         $1.00
      Fourth Quarter                 $1.56         $1.25

             1996
      First Quarter                  $0.84         $0.31
      Second Quarter                 $0.96         $0.34
      Third Quarter                  $1.53         $0.66
      Fourth Quarter                 $1.16         $0.72

             1995
      First Quarter                  $0.56         $0.34
      Second Quarter                 $0.94         $0.41
      Third Quarter                  $0.53         $0.41
      Fourth Quarter                 $0.66         $0.25


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's Common Stock is limited and sporadic, as indicated by the average monthly trading volume of 1,058,320 shares for the period from October 1996 to September 1997. The above prices represent quotations between NASDAQ dealers, which do not reflect retail markups, markdowns or commissions, and may not represent actual transactions. On December 22, 1997, the closing representative price per share of the Company's Common Stock, as reported through NASDAQ in the over-the-counter market, was $0.94.

Holders of Common Stock

As of September 30, 1997, there were 961 record holders of the Company's Common Stock, with 14,600,541 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

The Company has not paid any dividends in the past and has no current plan. The Company intends to devote all funds to the operation of its businesses.


ITEM 6.     Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 1997 and 1996 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 1997, and notes thereto appearing elsewhere herein.

                                        Year Ended September 30
                                        1997   1996   1995  1994   1993
                                  (Amounts in thousands, except per share)
Statement of Operations Data:
Revenues . . . . . . . . . . .     $18,623  $14,342 $14,101  $9,585$15,867
Costs and Expenses . . . . . .      18,103   14,526  14,238  10,466 16,495
Income (loss) from operations.         520     (184)   (137)   (881)  (628)
Interest expense, net. . . . .        (138)    (228)   (169)    (45)   (210)
Other income (expense), net. .         (50)    (182)    135
Income (loss) before income
 tax benefit benefit (provision)
 and extraordinary items . . .         332     (594)   (171)   (926)  (838)
Income tax benefit (provision)          (4)      (5)     (5)     (5)     (5)
   . . . . . . . . . . . . . .
Net Income (loss). . . . . . .      $  328  ($  599)($  176)($  931)($  843)

Net Income (loss) per share
 -primary. . . . . . . . . . .      $ .025   ($.053) ($.016) ($.117)($.127)
Net Income (loss) per share
 -fully diluted<F1>. . . . . .      $ .017     n/a     n/a     n/a    n/a

Weighted Average Number of
 Common Shares and Equivalents
 Outstanding . . . . . . . . .      19,851   11,297  11,039   7,969  6,645

Balance Sheet Data:
Working Capital surplus (deficit)   $2,054     $238 ($  119)     $6   $625
Current assets . . . . . . . .       3,047    2,254   1,721   4,215  2,563
Total assets . . . . . . . . .       6,084    4,682   4,063   5,963  4,129
Current liabilities. . . . . .         993    2,016   1,840   4,209  1,938
Long-term debt, and payable to
 stockholders and related parties,
 less current portion. . . . .         681      597     724      79    428
Total stockholders' equity . .      $4,410   $2,069  $1,499  $1,675 $1,701

<F1>
Includes 13,336,701 shares of weighted average number of common stock, 3,160,014 shares of weighted average number of common stock as a result of the stock options conversion, 1,179,315 shares of weighted average number of common stock as a result of the stock warrants conversion, and 2,174,840 shares of weighted average number of common stock as a result of the preferred stocks conversion. The total number of weighted average number of common shares and equivalents outstanding as of September 30, 1997 was 19,850,870.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal years 1997 and 1996

Revenues.    Electronic Clearing House, Inc. recorded a net income of $328,000 for the fiscal year ended September 30, 1997, compared with a net loss of $599,000 for the fiscal year ended September 30, 1996. Total revenues increased by 30%, from $14,342,000 for fiscal 1996 to $18,623,000 for fiscal 1997. The increase reflected revenue growth of 34% in Bankcard processing and transactions revenue and a 7% increase in terminal sales and lease revenue from prior fiscal year.

Revenue derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue and transaction revenue is primarily from the increase in the number of active retail merchant accounts and the increased transaction revenue generated from the increase in the number of dealers associated with a major equipment rental customer. As of September 30, 1997, the Company processed for approximately 8,300 active merchants, compared with 6,600 active merchants at September 30, 1996, a 26% increase. The number of installed equipment rental dealers increased from approximately 3,100 to 6,000, a 94% increase.

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

An important contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations. Additional primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks. During fiscal 1997, the Company added two additional primary banks, bringing its primary bank relationships to a total of four banks.

The Company's Internet-related product, ECHONLINE, was introduced in January 1997 and is being adopted by several Internet Service Providers ("ISP"). The Company anticipates additional growth in merchant volume as ISP's finalized their interface program to ECHONLINE. A new feature, called Merchant Fulfillment Service, has been added to the ECHONLINE service which 1) delivers the Internet-generated order directly to the merchant, 2) requires the merchant to electronically advise the Company when they have shipped to the customer, and 3) allows the merchant to issue credits on a customer order directly with the Company. By providing these services, ECHONLINE becomes easier for the ISP to adopt and improves its marketability.

Revenue related to terminal sales are recognized when the equipment is shipped. Terminal sales and lease revenue increased from $2,189,000 for fiscal 1996 to $2,348,000 for fiscal 1997, a 7% increase. This increase is primarily related to the sale of terminals to a major equipment rental customer, from 1,800 systems for fiscal 1996 to 2,400 systems for fiscal 1997.

Check guarantee fees decreased from $135,000 for fiscal 1996 to $82,000 for fiscal 1997, a 40% decrease. This is a result of the absence of active marketing or development of the Company's check guarantee service. The Company is currently evaluating whether check guarantee should be retained as a product line and, if retained, what its total product line should include and how it can be effectively marketed outside the state of California.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transaction processed. Bankcard processing expense increased from $9,023,000 for fiscal 1996 to $12,308,000 for fiscal 1997, a 36% increase. The increase in bankcard processing expense is directly related to the 34% increase in bankcard processing revenue for fiscal 1997. Additionally, chargeback losses increased from $189,000 for fiscal 1996 to $836,000 for fiscal 1997, a 327% increase. This increase is attributable to the $429,000 provision of chargeback losses for two former merchants. The Company is currently pursuing to recover these chargeback losses through legal means (see LEGAL PROCEEDINGS).

Cost of terminals sold and leased decreased from $1,866,000 for fiscal 1996 to $1,726,000 for fiscal 1997, a 7% decrease. This was the result of a higher gross margin on terminals sold during fiscal 1997.

Research and development expense increased from $325,000 for fiscal 1996 to $420,000 for fiscal 1997, a 29% increase. This is reflective of the strategic investments made by the Company, both personnel and products needed, in order to compete in the electronic commerce industry.

General and administrative expenses increased 13%, from $2,799,000 for fiscal 1996 to $3,157,000 for fiscal 1997. However, when expressed as a percentage of total revenues, selling and general and administrative expenses decreased from 20% of total revenues for fiscal 1996 to 17% of total revenues for fiscal 1997.

Interest expense decreased from $266,000 for fiscal 1996 to $206,000 for fiscal 1997, a 23% decrease. This was mainly due to the note conversions during fiscal 1997 and which was partially offset by the increase in capital lease obligations.

Liquidity and Capital Resources

As of September 30, 1997, the going concern opinion which has been part of the Company's independent accountant's report for the past eleven years has been lifted. This was mainly due to (i) the Company's working capital ratio as of September 30, 1997 (ii) a profitable fiscal year (iii) a $1,742,000 equipment order from U-Haul International received subsequent to the year end, and a three year agreement with U-Haul executed during fiscal 1997, and (iv) anticipated positive earnings from operations for fiscal 1998.

At September 30, 1997, the Company had a $2,054,000 working capital as compared to a $238,000 working capital at September 30, 1996. The increase in working capital was mainly attributable to the $900,000 note conversions which took place during fiscal 1997. Cash and restricted cash increased from $688,000 at September 30, 1996 to $1,095,000 at September 30, 1997, a $407,000
increase. Additionally, net accounts receivable increased $228,000 as a result of increased processing, increase in chargeback receivable, and leasing activities.

A significant source of cash flow during fiscal year 1997 was from financing activities. Total proceeds from issuance of preferred stock, exercise of stock warrants and stock options was approximately $994,000.

The Company's subsidiary Computer Based Controls, Inc. ("CBC") received the First Article Test approval for its EMOD in February 1997 from the USPS. Additionally, 175 "Stand-Alone" EMOD units were delivered to the USPS in April 1997 and a phased deployment began in the Dallas, Texas area in May 1997. The USPS has advised the Company that they are having difficulty in securing a printing company that is able to economically produce the desired EMOD form stock with the necessary security components. This may delay decisions regarding further deployment after the pilot program and/or may generate the need for a redesign of the existing systems to accommodate a modified paper stock. There is no assurance that a redesign of the existing systems will be economically feasible for both the Company and USPS. The Company has been informed by the USPS that it will review the pilot program in January 1998 and decisions regarding further deployment after the pilot program will be made at that time.

In October 1997, CBC received an equipment order from U-Haul for 3,100 terminals for a total of $1,742,000. This equipment will be available for shipment during the second fiscal quarter of 1998. After the full deployment period, the Company expects the total number of dealers utilizing the Company's inventory tracking systems to be approximately 9,000 dealers.

At September 30, 1997, the ratio of current assets to current liabilities was 3.08:1 as compared to 1.12:1 at September 30, 1996.

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

None
                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

                                                         Date first became
Name                                      Position      Officer or Director
Larry Thomas <F1>                        Director, President,   1996
                                         Chief Operating
                                         Officer

Joel M. Barry <F1><F3>                   Chairman of the
                                         Board, Chief Executive
                                         Officer                1986

Donald R. Anderson                       Vice President         1986

Patricia Atlas                           Vice President         1996

Jesse Fong                               Vice President         1994

David Griffin                            Vice President         1990

Jack Wilson                              Vice President         1994

Alice L. Cheung                          Chief Financial
                                         Officer, Treasurer     1996

Donna L. Camras                          Corporate Secretary    1990

R. Marshall Frost                        Counsel                1994

Fariborz Hamzei <F2><F3><F4>             Director               1988

Carl W. Schafer <F1><F2><F3><F4>         Director               1986

Herbert L. Lucas <F1><F3><F4>            Director               1991

---------------------------------------------

<F1>
Member, Finance Committee
<F2>
Member, Audit Committee
<F3>
Member, Nominating Committee
<F4>
Member, Executive Compensation Committee

LARRY THOMAS, age 51, joined the Company in November 1995, has served as Senior Vice President since June 1996, and was appointed President and Chief Operating Officer in October 1997. Prior to joining the Company, Mr. Thomas was a charter member of the Cellular Digital Packet Data (CDPD) specification effort and through the company he founded, XYNet Software Technologies, managed the development and delivery to several carriers of CDPD accounting and provisioning software. Mr. Thomas served Unisys/Burroughs Corporation for 20 years as a system software/hardware developer, manager, and division general manager, with his last position as Vice President of Unisys Network Management Systems. Mr. Thomas has been a consultant, author, and speaker on Internet and OSI related technologies, network management protocols, complex software systems and large-network solutions for major system integration firms. Mr. Thomas holds an MSEE and BSEE from Rice University in Houston, Texas, as well as a BA in Economics from Rice.


JOEL M. BARRY, age 47, has been a Director of the Company since July 8, 1986, Chairman of the Board since December 26, 1986, served as Chief Financial Officer from May 1, 1987 to June 9, 1990, and Executive Vice President from October 12, 1987 to June 29, 1990, when he was designated Chief Executive Officer of the Company. Mr. Barry is also a Director and Chief Executive Officer of the NCCR and CBC subsidiaries. Since approximately August 1981, Mr. Barry has been a lecturer and investment counselor regarding investment partnerships. Mr. Barry was the founder and President of Basics Financial Planning & Investments, Inc. ("Basics"), a financial management firm, formed in August 1983 and dissolved in June 1991. Basics is the successor to Dynamic Seminars, a firm founded by Mr. Barry in August 1981.

DONALD R. ANDERSON, age 62, has been President and a Director of the Company since December 1986. Mr. Anderson was Chief Executive Officer from December 1986 to June 1990, at which time he became Chief Operating officer of the Company. Mr. Anderson was appointed Vice President of ECHO in October 1997 and will also serve in the capacity of consultant to the Company. Mr. Anderson received his B.S. degree in mathematics and his M.S. degree in engineering from California State University. He participated in the founding of Science Dynamics Corporation, a medical information systems company, in August 1969, and served as its Vice President until October 1984, when Science Dynamics was purchased by McDonnell Douglas Corporation. From October 1984 until December 1986, Mr. Anderson was employed by McDonnell Douglas Corporation as Vice President, Market Research and Product Planning. In August 1992, he was appointed to the Board of Directors of Hope International University (formerly Pacific Christian College) and currently is Chairman of the Board of Cornerstone Christian School, serving since September 1994.

PATRICIA ATLAS, age 32, joined the Company in September 1996, serving as Director of Program Management and has recently been appointed Vice President. Prior to joining ECHO, Ms. Atlas was an Operations Manager for Bank of America at their San Francisco headquarters. Ms. Atlas holds a B.A. degree in communications from the University of California, Los Angeles.

JESSE FONG, age 46, has served as Vice President since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 49, has served as Vice President since June 1990. Previous to this capacity, he was Vice President of Operations for the Company from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

JACK WILSON, age 53, has served as Vice President since June 1994 and was Director of Bank Card Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

ALICE L. CHEUNG, age 40, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining the Company, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants.

DONNA L. CAMRAS, age 48, joined the Company in 1988. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

R. MARSHALL FROST, age 50, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar, a member of the American Bar Association and the International Bar Association, and a certified broker with the California Department of Real Estate.

FARIBORZ HAMZEI, age 39, has been a Director since 1988. Mr. Hamzei is currently an independent financial consultant, specializing in real estate investments and is Vice President of Market Analysts of Southern California, a non-profit organization conducting technical analyses of financial markets. Mr. Hamzei was President of Caspian Capital Corporation, Los Angeles, California, from July, 1990 to December, 1991, and Executive Vice President of Caspian Capital Corporation from August, 1988 to July, 1990. Previously, he was President and Chief Executive Officer of International Message Switching Corporation, a publicly held company from August 1987 to October 1987. Mr. Hamzei has also held various positions in two high tech start-up companies, and from 1978 through 1982 held various management positions at Northrop's Aircraft Division. Mr. Hamzei holds a BSE degree from Princeton University.

CARL W. SCHAFER, age 61, has been a Director since July 1986. Mr. Schafer was Financial Vice President and Treasurer (Chief Financial Officer) of Princeton University from July 1976 to October 1987. From October 1987 to April 1990, Mr. Schafer was a Principal of Rockefeller & Co., Inc. of New York, an investment management firm. He is a Trustee of The Atlantic Foundation and Harbor Branch Institution and became President of the Atlantic Foundation in April 1990. Mr. Schafer also holds the following positions: Director/Trustee of the Paine Webber and Guardian Families of Mutual Funds; Director of Roadway Express, Inc., a trucking company; Director of Wainoco Oil Corporation, an oil and gas refiner; Director of Evans Systems, Inc., a petroleum product marketer, convenience store, and diversified company; Director of Nutraceutix, Inc., a bio technology company; and Chairman of The Johnson Atelier and School Of Sculpture. He graduated from the University of Rochester in 1958, and served with the U.S. Bureau of the Budget, successively, as Budget Examiner, Legislative Analyst, Deputy Director and Director of Budget Preparation. He resides in Princeton, New Jersey.

HERBERT L. LUCAS, age 71, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and a member of the Board of Directors of the Carnation Company.
Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Management Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas also serves as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He also was formerly a member of the Board of Trustees of Princeton University.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The annual meeting of stockholders was held on February 6, 1997, and the election of directors was held at that time.



ITEM 11.     Executive Compensation

The following table sets forth the total compensation paid and stock options and warrants offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 1997, 1996 and 1995.


Summary Compensation Table



                                                     Annual        Long Term
                                                  CompensationCompensation

                                  Capacities in                    Securities
Name             Which Served         Year    Salary<F1>Underlying Options<F2>

Joel M. Barry    Chairman/Chief      1997     $160,282 <F3>       -
                 Executive Officer   1996      120,000            650,000
                                     1995      115,000


D.R. Anderson    President/Chief     1997     $174,851 <F4>       -
                 Operating Officer   1996      160,000 <F5>       310,000
                                     1995      160,000 <F5>       50,000

Larry Thomas     Sr. Vice President  1997     $111,250 <F6>
                 President<F7>       1996       85,000            300,000
                                     1995         -0-
------------------------------------------

<F1>
The Company provides Messrs. Barry, Anderson, and Thomas with an automobile. Mr. Barry, Mr. Anderson, and Mr. Thomas are participants of a Company sponsored 401(K) plan. There has been no compensation paid other than that indicated in the above table. No bonuses pursuant to employment agreements were granted in the three fiscal years presented.
<F2>
None of these options has been exercised. See "Stock Option Plan" and "Warrants".
<F3>
Mr. Barry's salary includes an $18,000 bonus and a $12,282 vacation paydown.
<F4>
Mr. Anderson's salary includes $29,851 of deferred income and $7,500 of retroactive pay.
<F5>
According to the terms of Mr. Anderson's employment agreement, $125,000 of Mr. Anderson's salary was annual income and $35,000 was repayment of deferred income.
<F6>
Mr. Thomas's salary includes a bonus of $11,250.
<F7>
Mr. Thomas became President of the corporation on October 16, 1997.

Fiscal 1997 Option Grants Table

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 1997. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.


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

Joel M. Barry    none        n/a          -        -       n/a      n/a
D.R. Anderson    none        n/a          -        -       n/a      n/a
Larry Thomas     none        n/a          -        -       n/a      n/a


The following table sets forth the number of unexercised options and warrants held by the Company's Chief Executive Officer and each of its executive officers other than the Chief Executive Officer whose compensation exceeded
$100,000 during fiscal 1997.  No options/warrants have been exercised.






Aggregated Option/SAR Exercises and Fiscal-Year Option/SAR Value Table

                                                                  Value of
                                                 Number of       unexercised
                      Shares                    unexercised     in-the-money
                    acquired on      Value     options/SARS     Options/SARS
Name                exercise #    realized $     FY-end #      at FY-end $<F1>

Joel M. Barry          -0-           -0-         650,000       $611,000
D.R. Anderson          -0-           -0-         510,000       $373,000
Larry Thomas           -0-           -0-         300,000       $184,000

-----------------------------------

<F1>
Based on the closing sales price of the Common Stock on September 30, 1997 of $1.34 per share, less the option exercise price.


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

Director Compensation

Outside directors are compensated at the rate of $1,500 per quarterly meeting plus reasonable expenses incurred in connection therewith. Directors are not compensated for special meetings other than regular quarterly meetings. Each one of the outside directors was awarded 125,000 shares of stock options at market price during fiscal 1997.

Employment Agreements

Mr. Anderson entered into a three-year employment agreement, effective October 1, 1994, which provided for a salary of $120,000 during fiscal 1995, $125,000 during fiscal 1996 and $130,000 during fiscal 1997.
In connection with this agreement, the Company also issued Mr. Anderson 310,000 options, each to purchase one share of Common Stock at $0.50 per share, vested over the three years of this agreement. Mr. Anderson's employment agreement expired on October 1, 1997.

Mr. Thomas entered into a four-year employment contract, effective October 16, 1997, which provides for a salary of $137,500 with $5,000 salary increases annually. At the time the employment contract was signed, Mr. Thomas owned 300,000 shares of the Company's stock options which became fully vested immediately. Additionally, Mr. Thomas was awarded 100,000 shares of stock options within one month after signing of the contract, and 100,000 shares of stock options each year for three additional years within one month after the anniversary of the contract, issued under the five-year vesting criteria and having a strike price equal to the existing market bid price on the day of the award.

Bonus, Profit-Sharing and Other Remuneration Plans and Pension and Retirement Plans

The Company is considering a bonus plan which will apply to all of its officers. Each participant could earn from 10% to 50% of their annual salary as a bonus based on their position, each individual's performance, and the overall performance of the Company. In the absence of any formal plan, in fiscal 1997, the Board of Directors approved specific bonuses for several officers ranging from $1,000 to $24,000. Total bonuses awarded in 1997 were $64,800.

Mr. Thomas is entitled to receive an annual bonus which ranges between 20% to 50% of his base salary compensation provided he meets the target performance as agreed upon and set each fiscal year by the Company's Chief Executive Officer and approved by the Board of Directors. Additionally, Mr. Thomas is entitled to various performance-based stock options and cash bonuses upon meeting certain predetermined levels of net income and earnings per share generated by the Company during the term of the contract.


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

On January 2, 1996, Larry Thomas was granted 100,000 five-year options each to purchase one share of common stock at $0.50 per share.

On August 30, 1996, Larry Thomas was granted 200,000 five-year options each to purchase one share of common stock at $0.84 per share.

On November 18, 1996, the Company's Board of Directors authorized an increase in the Plan to 3,375,000 options and was ratified by the shareholders at the Annual Meeting held in February 1997.

On October 29, 1997, Donald R. Anderson was granted 20,000 five-year options each to purchase one share of common stock at $1.12 per share.

On October 29, 1997, Larry Thomas was granted 100,000 five-year options each to purchase one share of common stock at $1.12 per share.

With the exception of the foregoing, the Company has no stock option plans or other similar or related plans in which any of its officers or directors participate.


ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

As of September 30, 1997, there were 14,600,541 shares of the Company's Common Stock outstanding. The following table sets forth the beneficial owners of more than 5% of the Company's voting securities.



Title     Name and Address              Amount and Nature     Percent
of Class  of Beneficial Owner        of Beneficial Ownership of Class

Common    Arthur Geiger                   1,215,000 <F1>      8.03%
          P.O. Box 309
          Morristown, NJ  07963

Common    Robert Feury                      837,000 <F2>      5.60%
          15 East Union Street
          East Rutherford, NJ 07073

Common    Herbert Smilowitz               1,090,000 <F3>      7.20%
          15 East Union Street
          East Rutherford, NJ 07073


---------------------------------------------------------

<F1>
325,000 shares are warrants issued in connection with various loans; 210,000 shares are underlying common shares in connection with Series K Preferred Stock upon conversion.
<F2>
225,000 shares are warrants issued in connection with various loans; 125,000 shares are underlying common shares in connection with Series K Preferred Stock upon conversion.
<F3>
300,000 shares are warrants issued in connection with various loans; 225,000 shares are underlying common shares in connection with Series K Preferred Stock upon conversion.

To the Company's knowledge, no other individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's officers and directors, individually, and as a group, as of September 30, 1997.


                                   Amount and            Percentage of
                             Nature of Beneficial    Outstanding Stock<F1>
Name and Address                  Ownership              At 9/30/97

Donald R. Anderson                608,659 <F2><F3><F6><F9>  4.02%
28001 Dorothy Drive
Agoura Hills, CA  91301

Joel M. Barry                     691,250 <F6>              4.53%
28001 Dorothy Drive
Agoura Hills, CA  91301

Donna Camras                       50,000 <F6>              0.34%
28001 Dorothy Drive
Agoura Hills, CA  91301

Alice L. Cheung                   150,000 <F6>              1.02%
28001 Dorothy Drive
Agoura Hills, CA  91301

Jesse Fong                        130,110 <F6>              0.89%
28001 Dorothy Drive
Agoura Hills, CA 91301

R. Marshall Frost                  40,000 <F6>              0.27%
28001 Dorothy Drive
Agoura Hills, CA 91301

David Griffin                     203,312 <F6><F8>          1.37%
28001 Dorothy Drive
Agoura Hills, CA  91301

Fariborz Hamzei                   325,000 <F4>              2.18%
28001 Dorothy Drive
Agoura Hills, CA  91301

Herbert L. Lucas                  466,889 <F4><F7>          3.13%
12011 San Vicente Boulevard
Los Angeles, CA  90049

Carl W. Schafer                   375,000 <F4>              2.51%
28001 Dorothy Drive
Agoura Hills, CA 91301

Larry Thomas                      650,000 <F5><F6>          4.33%
28001 Dorothy Drive
Agoura Hills, CA  91301

Jack Wilson                       160,000 <F6>              1.08%
28001 Dorothy Drive
Agoura Hills, CA 91301

All officers and directors
as a group (12 persons)         3,850,220                    21.51%


------------------------------------------------------

<F1>
Outstanding Common Shares with effect given to conversion of preferred stock and options described in footnotes 2 through 9.
<F2>
Includes 45,473 shares owned by the Anderson Family Trust of which Mr. Anderson is a co-trustee and 1,775 shares owned by Mr. Anderson's wife.
<F3>
Reflects conversion of Series H Convertible Preferred Stock into Common Stock. (F4>
Includes options granted to outside directors.
<F5>
Includes Common Shares as payment for acquisition.
<F6>
Includes options according to the terms of the Incentive Stock Option Plan. See "Item 11. Options, Warrants or Rights".
<F7>
Includes 141,889 shares indirectly owned by Mr. Lucas through a trust for his wife.
<F8>
Includes 675 shares owned by Mr. Griffin's wife.
<F9>
Includes 310,000 options granted to Mr. Anderson pursuant to his employment agreement of September 15, 1994. See "Item 11. Employment Agreements".


ITEM 13.     Certain Relationships and Related Transactions

There were no material related-party transactions.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

   (1) Consolidated Financial Statements
                                                                          Page

       Report of Independent Accountants . . . . . . . . . . . . . . . . .  F-1

       Consolidated Balance Sheet at September 30, 1997 and 1996 . . . . . .F-2

       Consolidated Statement of Operations for each of the
       three years in the period ended September 30, 1997. . . . . . . . . .F-3

       Consolidated Statement of Changes in Stockholders'
       Equity for each of the three years in the period
       ended September 30, 1997. . . . . . . . . . . . . . . . . . . . . . .F-4

       Consolidated Statement of Cash Flows for each of the
       three years in the period ended September 30, 1997. . . . . . . . . .F-5

       Notes to Consolidated Financial Statements. . . . . . . . . . . . . .F-6

    (2) Financial Statement Schedules:

       Schedule VIII - Valuation and Qualifying Accounts and Reserves. . . S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8K for fourth quarter ending September 30, 1997: none

(c) Exhibits:

 Exhibit
 Number        Description of Document

1.1 Form of Underwriting Agreement between the Company and J.W. Gant & Associates, Inc. <F3>
1.2      Form of Agreement among Underwriters. <F3>
1.3      Form of Selected Dealer's Agreement. <F3>
3.1 Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. <F1>
3.2 Certificate of Amendment to Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on September 1, 1983. <F1>
3.3 Certificate of Amendment of Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on January 17, 1986. <F1>
3.4      By-Laws of Bio Recovery Technology, Inc. <F1>
4.1 Proposed Form of Purchase Option between the Company and J.W. Gant & Associates, Inc. <F3>
4.2      Specimen Common Stock Certificate. <F3>
10.5 Copy of Refinancing Agreement dated June 20, 1989 between Electronic Clearing House, Inc., Kenneth Van Zyl Living Trust, and Mrs. Alice A. Haessler. <F2>
10.7 Copy of Imperial Bank Agreement dated October 31, 1989 between Electronic Clearing House, Inc. and Imperial Bank. <F2>
10.11    Form of Warrants to Purchase Common Stock of Registrant. <F3>
10.12 Form of Agreement to be entered into by the Officers, Directors, and 5% or more Stockholders of the Company with J.W. Gant & Associates, Inc. <F3>
10.27 Copy of Agreement between Electronic Clearing House, Inc. and Francis David Corporation, dated May 18, 1992. <F4>
10.28 Copy of Addendum Authorizing Evaluation and Calculation of Loss Reserve Requirement and Designation of Las Vegas, Nevada Territory, dated July 9, 1992. <F4>
10.31 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Charter Bank, dated January 25, 1994. <F6>
10.32 Copy of Escrow Statement of Electronic Clearing House, Inc. for purchase of building located at 28001 Dorothy Drive, Agoura Hills, California. <F6>
10.33 Copy of Employment Agreement dated October 1, 1994 between Electronic Clearing House, Inc. and Donald R. Anderson. <F6>
10.34 Copy of Asset Purchase Agreement between Electronic Clearing House, Inc. and Larry Thomas, dated December 31, 1995. <F7>
10.35 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997.
10.36    Copy of Merchant Marketing and Processing Services Agreement between
         Electronic Clearing               House, Inc. and The Berkshire Bank,
         dated July 31, 1997.
10.37 Copy of Employment Contract dated October 16, 1997 between Electronic Clearing House, Inc. and Larry J. Thomas.
22.0     Subsidiaries of Registrant. <F2>


--------------------------------------------------------
[FN]
<F1>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
<F2>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference.
<F3>
Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
<F4>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference.
<F5>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference.
<F6>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference.
<F7>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1996 and incorporated herein by reference.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



               ELECTRONIC CLEARING HOUSE, INC.


               By:
                     Larry Thomas, President
                     and Chief Operating Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Signature                  Title                           Date




                           Director, President, and   )    December 29, 1997
Larry Thomas               Chief Operating Officer    )
                                                      )
                                                      )
                           Chairman of the Board      )
Joel M. Barry              and Chief Executive        )
                           Officer                    )
                                                      )
                                                      )
                           Director                   )
Fariborz Hamzei                                       )
                                                      )
                                                      )
                           Treasurer and              )
Alice L. Cheung            Chief Financial Officer    )
                                                      )
                                                      )
                           Controller                 )
Marjan Hewson                                         )







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Los Angeles, California
November 14, 1997

                         ELECTRONIC CLEARING HOUSE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                         September 30,
                                                        1997         1996

                                     ASSETS

Current assets:
  Cash and cash equivalents                       $   772,000  $   172,000
  Restricted cash (Note 1)                            323,000      516,000
  Accounts receivable less
   allowance of $1,025,000 and
    $289,000 (Note 1)                               1,129,000      901,000
  Inventory less allowance of $70,000 and
   $20,000                                            749,000      579,000
  Prepaid expenses and other assets                    23,000       36,000
  Notes receivable from stockholders and
   related parties less allowance of
   $148,000 and $98,000 (Note 5)                       51,000       50,000

            Total current assets                    3,047,000    2,254,000

Noncurrent assets:
  Long term receivables (Note 6)                      373,000       75,000
  Property and equipment, net (Note 7)              1,570,000    1,489,000
  Real estate held for investment,
    net (Note 8)                                      252,000      252,000
  Other assets, net (Note 9)                          842,000      612,000

                                                   $6,084,000   $4,682,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current
    portion of long-term debt (Note 10)          $    150,000  $ 1,044,000
  Accounts payable                                    112,000      178,000
Accrued expenses (Note 11)                            731,000      794,000

            Total current liabilities                 993,000    2,016,000


Long-term debt (Note 10)                              681,000      597,000

            Total liabilities                       1,674,000    2,613,000

Commitments and contingencies (Note 15)

Stockholders' equity (Note 13):
  Convertible preferred stock, $.01
    par value, 5,000,000 shares authorized;
   Series "H", 23,511 shares issued
    and outstanding
   Series "K", 375,000 and 425,000 shares
    issued and outstanding                              4,000        4,000
   Series "L", 172,000 shares issued and
     outstanding                                        2,000
  Common stock, $.01 par value, 26,000,000 shares
   authorized; 14,600,541 and 11,571,804
    shares issued; 14,594,300 and 11,565,563
    shares outstanding                                146,000      116,000
  Additional paid-in capital                       13,865,000   11,884,000
  Accumulated deficit                              (9,607,000)  (9,935,000)

         Total stockholders' equity                 4,410,000    2,069,000

                                                   $6,084,000   $4,682,000

          See accompanying notes to consolidated financial statements.
/TABLE

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                Year ended September 30,
                                             1997         1996         1995

REVENUES:
   Bankcard processing revenue       $ 11,299,000   $ 8,926,000 $ 6,078,000
   Bankcard transaction fees            4,708,000     2,992,000   2,175,000
   Terminal sales and lease revenue     2,348,000     2,189,000   5,617,000
   Check guarantee fees                    81,000       135,000     194,000
   Research and development               187,000       100,000      37,000


                                       18,623,000    14,342,000  14,101,000

COSTS AND EXPENSES:
   Bankcard processing                 12,308,000     9,023,000   6,292,000
   Cost of terminals sold and leased    1,726,000     1,866,000   4,335,000
   Check guarantee                         38,000        66,000      93,000
   Customer service                       417,000       416,000     373,000
   Selling                                 37,000        31,000      94,000
   General and administrative           3,157,000     2,799,000   2,823,000
   Research and development               420,000       325,000     228,000


                                       18,103,000    14,526,000  14,238,000

Income (loss) from operations             520,000      (184,000)   (137,000)

Interest income                            68,000        38,000      27,000
Interest expense                         (206,000)     (266,000)   (196,000)
Legal settlement (Note 17)                   -0-           -0-      327,000
Write down of real estate held for
 investment (Note 8)                         -0-        (84,000)   (192,000)
Loss reserve for notes
 receivable (Note 5)                      (50,000)      (98,000)      -0-


Income (loss) before income tax
 benefit (provision)                      332,000      (594,000)   (171,000)

Income tax provision                     (216,000)       (5,000)     (5,000)
Income tax benefit from a
 NOL utilization                          212,000        - 0 -       - 0 -

Net income (loss)                      $  328,000    ($ 599,000) ($ 176,000)

Net income (loss) per share
  - Primary                                 $.025        ($.053)     ($.016)

Net income (loss) per share
  - Fully Diluted                           $.017                N/A   N/A


          See accompanying notes to consolidated financial statements.
/TABLE

                         ELECTRONIC CLEARING HOUSE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                     Stock

                                Treasury      Common      Preferred     Amount

Balance at
 September 30, 1994               6,241   10,870,344      36,396    $  109,000

Conversion of preferred
 to common                                   176,460      (8,823)        2,000
Net loss

Balance at
 September 30, 1995               6,241   11,046,804      27,573       111,000

Exercise of warrants                         125,000                     1,000
Exercise of
 stock options                               150,000                     2,000
Issuance of
 preferred stock                                         425,000         4,000
Issuance of
 common stock                                250,000                     2,000
Issuance of warrants
Net loss

Balance at
 September 30, 1996               6,241   11,571,804     452,573       120,000

Exercise of warrants                         275,617                     3,000
Exercise of
 stock options                               220,000                     2,000
Conversion of debt                         2,270,345                    23,000
Conversion of
 preferred to common                         250,775     (54,062)        2,000
Issuance of
 preferred stock                                         172,000         2,000
Issuance of common stock                      12,000
Stock issuance expenses
Net income

Balance at
 September 30, 1997               6,241   14,600,541     570,511    $  152,000


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY CONTINUED:


                                            Accumulated
                                              Deficit
                              Additional       from
                                Paid-in     October 1,
                                Capital        1987         Total
Balance at
 September 30, 1994        $10,726,000  $(9,160,000)     $1,675,000

Conversion of
 preferred to common            (2,000)                     -0-
Net loss                                   (176,000)       (176,000)

Balance at
 September 30, 1995         10,724,000   (9,336,000)      1,499,000

Exercise of warrants            62,000                       63,000
Exercise of stock options       74,000                       76,000
Issuance of
 preferred stock               846,000                      850,000
Issuance of common stock        98,000                      100,000
Issuance of warrants            80,000                       80,000
Net loss                                   (599,000)       (599,000)

Balance at
 September 30, 1996         11,884,000   (9,935,000)      2,069,000

Exercise of warrants           125,000                      128,000
Exercise of
 stock options                 160,000                      162,000
Conversion of debt             934,000                      957,000
Conversion of
 preferred to common            (2,000)                     -0-
Issuance of
 preferred stock               858,000                      860,000
Issuance of
 common stock                   12,000                       12,000
Stock issuance expenses       (106,000)                    (106,000)
Net income                                  328,000         328,000

Balance at
 September 30, 1997        $13,865,000  $(9,607,000)     $4,410,000

          See accompanying notes to consolidated financial statements.
/TABLE

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Year ended September 30,
                                                1997        1996        1995
Cash flows from operating activities:
   Net income (loss)                        $ 328,000  ($ 599,000) ($ 176,000)
   Adjustments to reconcile net
    loss to net cash
    (used in) provided by
    operating activities:
     Depreciation                             209,000     199,000     189,000
     Amortization                              82,000      99,000      66,000
     Provisions for losses on
      accounts and notes receivable           786,000     252,000    (158,000)
     Provision for loss on real estate
      held for investment                                  84,000     192,000
     Provision for obsolete inventory          50,000      20,000
     Fair value of stock warrants
      issued in connection with debt                       80,000
     Fair value of stock issued
      in connection with legal settlement      12,000
     Changes in assets and liabilities:
      Restricted cash                         193,000    (203,000)   (212,000)
      Accounts receivable                  (1,262,000)   (336,000)    682,000
      Inventory                              (336,000)   (205,000)    907,000
      Prepaid expenses and other assets        13,000     (20,000)    156,000
      Other assets                           (146,000)   (186,000)    161,000
      Accounts payable                        (57,000)   ( 67,000) (1,557,000)
      Accrued expenses                        (15,000)     30,000  (1,394,000)
      Other liabilities                                     5,000


      Net cash used in operating activities  (143,000)   (847,000) (1,144,000)

Cash flows from investing activities:
    Purchase of equipment                    (199,000)   (138,000)   (299,000)
    Investment in real estate                                        (880,000)

      Net cash used in investing activities   (199,000)  (138,000) (1,179,000)

Cash flows from financing activities:
    (Increase) decrease in notes
      receivable from stockholders
      and related parties                                  10,000      (5,000)
    Proceeds from issuance of notes payable   150,000     200,000   1,373,000
    Repayment of notes payable               (202,000)   (139,000)   (146,000)
    Proceeds from issuance of preferred stock 753,000     850,000
    Common stock warrants exercised           129,000      63,000
    Proceeds from exercise of stock options   112,000      76,000

      Net cash flows provided by
       financing activities                   942,000   1,060,000   1,222,000

Net increase (decrease) in cash               600,000      75,000  (1,101,000)
Cash and cash equivalents at
 beginning of year                            172,000      97,000   1,198,000

Cash and cash equivalents at end of year    $ 772,000   $ 172,000   $  97,000

          See accompanying notes to consolidated financial statements.
/TABLE

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles. The following comments describe the more significant policies.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

Chargeback

Chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. A reserve is established for all chargebacks not received within ninety (90) days or for those that are deemed uncollectible. Additionally, under the terms of the Company's processing agreement with the bank, the Company is responsible for all external costs of the program and for all back room functions including daily accounting, settlement and security (see Note 16).

Inventory

Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventory consists of terminals and printers held for sale or lease and related component parts.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions and major improvements are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are credited or charged to income.
Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the respective assets or terms of the related leases. The useful lives and lease terms for depreciable assets are as follows:


         Building                               39 years
         Computer equipment and software       3-5 years
         Furniture, fixtures and equipment       5 years
         Building improvements                  10 years
         Tooling equipment                       2 years
         Automobile                              5 years

Purchased Technology, Capitalized Software, and Patents

Costs related to the purchase of technology are amortized over the estimated useful life of five years using the straight-line method. Capitalized software costs which are primarily labor costs, are being amortized over three years. Costs related to establishing a patent are being capitalized and amortized over the life of the patent, once the patent is granted and officially issued. If the patent application is denied, the associated capitalized costs are expensed.

In March 1995, the Financial Accounting Standard Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS No. 121) which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever event or circumstances indicated that the carry amount of the asset may not be recoverable. As of September 30, 1997 and 1996, in Management's opinion, no such impairment exists.

Revenues and Expenses

Processing and check guarantee fees are recognized at the time the transactions are processed by the merchant. Processing costs paid to banks are included in costs and expenses. Terminal leases are recorded as sales-type leases. Interest income related to such leases is recognized over the life of the lease. Revenue is recognized on such leases, and on sales of terminals, upon installation. Additional revenue is also recognized when a lease is assigned and sold to a third party.

The Company expensed $807,000, $189,000, and $65,000 for the years ended September 30, 1997, 1996 and 1995, respectively for bankcard processing chargeback losses. The Company provided for other uncollectible leases and notes receivable balances of $72,000, $217,000 and $132,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

The Company has one customer that accounted for approximately $2,697,000 and $2,135,000 of revenues for the years ended 1997 and 1996, respectively and two customers that accounted for approximately $5,094,000 for the year ended 1995.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for timing differences between financial and taxable income.

In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board (APB) Opinion No. 11 to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The adoption of FAS 109 had no material impact on the financial position or results of operations of the Company.

Net Income (Loss) Per Share (amounts in whole numbers)

Net income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of net income per share except where it would be anti-dilutive. For the net income per common share, the convertible preferred stock is not considered to be equivalent to common stock. Net income (loss) per share amounts included in the consolidated statement of operations are based upon average shares outstanding of 13,336,701, 11,297,316, and 11,039,451 in fiscal years 1997,
1996, and 1995, respectively. Net income (loss) per share assuming full dilution for fiscal year 1997 was determined on the assumption that the convertible preferred stock was converted and the warrants was exercised on October 1, 1996 or the issuance date, whichever is later.

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

Stock Based Compensation

In October 1995, the Financial Accounting Standard Board issued Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 establishes market value accounting and reporting standards for stock based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No 25. The Company was required to adopt FAS 123 for its 1997 fiscal year. The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123. As a result, the adoption of FAS 123 will not have an impact on the financial position or results of operations of the Company. The pro-forma disclosure required by FAS 123 is included in Note 14 of Notes to Consolidated Financial Statements.

Compensation expense is recognized in association with the issuance of stock options and warrants as the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the period the officer or director performs the related service.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - NATURE OF OPERATIONS

The Company operates principally in the electronic transaction processing and related equipment sales and leasing industry. The Company also occasionally engages in real estate transactions; however, the real estate portion of the Company's business historically has not, and is not expected to, generate a significant part of the Company's revenues. ECHO provides credit card authorizations, electronic deposit services and check guarantee services for retail and wholesale merchants and banks. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies. The Company has five wholly owned subsidiaries: ECHO Payment Services, Inc. (formerly GCLC Corporation), Computer Based Controls, Inc., ECHO R&D Corporation (inactive), XpressCheX, Inc. and National Credit Card Reserve Corporation.

During fiscal 1997, the Company continued to seek additional banking relationships and expanded its merchant base. The Company currently has processing agreements and relationships with four (4) different banks. Management expects processing operations to continue to contribute significantly to cash flow in 1998 and that short term assets will be sufficient to meet current liabilities.

NOTE 3 - STATEMENT OF CASH FLOWS:

In fiscal years 1997, 1996 and 1995, cash payments for interest were $174,000, $220,000, and $137,000, respectively.

Significant non-cash transactions for fiscal 1997 are as follows:


-  Capital equipment of $141,000 was acquired under capital leases.

- Accounts payable of $57,000 was paid by the issuance of 70,345 shares of the Company's common stock.

- A note receivable of $51,000 was obtained from an officer upon the issuance of 60,000 shares of the Company's common stock based on the exercise of stock options.

Significant non-cash transactions for fiscal 1996 are as follows:

- Computer equipment and Internet specific programs totaling $100,000 were purchased for 250,000 shares of the Company's common stock.

-  An automobile for $21,000 was acquired under capital lease.

Significant non-cash transactions for fiscal 1995 are as follows:

- 8,823 shares of Class F Preferred Stock were converted to 176,460 shares of common stock.

- Computer equipment of $34,000 and testing equipment of $32,000 were acquired under capital leases.


NOTE 4 - INVENTORY

The components of inventory are as follows:


                                          September 30
                                    1997              1996

Raw materials                    $120,000            $  406,000

Finished goods                    699,000               193,000

                                  819,000               599,000

Less: Allowance for
  obsolescence                     70,000                20,000

                               $  749,000            $  579,000



NOTE 5 - NOTES RECEIVABLE FROM STOCKHOLDERS AND RELATED PARTIES:

The Company occasionally engages in transactions with stockholders and related parties, the terms of which may not be the same as those that would result from transactions among wholly unrelated parties.

Notes receivable from stockholders and related parties are comprised of the following:




                                                          September 30
                                                         1997      1996

Note receivable from
 officer bearing 8% interest,
 secured by 60,000 shares
 of the Company's common stock,
 due July 1998                                         $51,000     - 0 -

Note receivable, net of loss
 reserve of $148,000, $98,000
 at September 30, 1997 and 1996,
 respectively. Non-interest bearing,
 due on demand, secured by common
 shares of closely held company
 and personal guarantee of owner,
 a previous stockholder.                                 -0-      50,000
                                                       $51,000   $50,000


NOTE 6 - LONG TERM RECEIVABLES

Long term receivables consist of the following:





                                                           September 30
                                                        1997       1996

Lease receivables -  consist of
  long term portion of equipment
  leases to merchants, net of
  deferred interest                                  $84,000    $75,000

Accounts receivable - chargebacks,
  subsequent to fiscal year ended
  September 30, 1997, the Company
  received two notes receivable from
  two merchants as a repayment of certain
  chargeback receivable, secured by 230,345
  shares of the Company's common stock,
  due in November 1999, bears 6% interest            289,000     -0-
                                                   $ 373,000   $ 75,000

NOTE 7 - PROPERTY AND EQUIPMENT:

Book value of property and equipment comprise of the following:


                                                          September 30
                                                       1997          1996


Land and building                               $    880,000   $  880,000
Computer equipment
  and software                                     1,617,000    1,410,000
Furniture, fixtures
  and equipment                                      669,000      578,000
Building improvements                                 45,000        5,000
Tooling equipment                                    285,000      333,000
Automobile                                            21,000       21,000
Cost                                               3,517,000    3,227,000
Less:  accumulated depreciation
  and amortization                                (1,947,000)  (1,738,000)

Net book value                                   $ 1,570,000  $ 1,489,000


Included in property and equipment are assets under capital lease of $322,000 and $215,000 at September 30, 1997 and 1996, with related accumulated depreciation of $149,000 and $114,000, respectively.



NOTE 8 - REAL ESTATE HELD FOR INVESTMENT:

Investments in real estate consist of undeveloped land. The undeveloped land was contributed to the Company as part of the original capitalization.

The Company presently owns undeveloped land in seven western states. The Company has entered into an agreement with a party to seek to sell all of its real estate holdings. The Company has held all of its land properties for over ten years and does not have current appraisals nor title insurance on its real estate holdings. Some of the properties are held pursuant to quit claim deeds. The real estate holdings are carried on the Company's books at estimated fair market value less estimated costs to sell.

The Company provided $84,000 and $172,000 allowance for estimated losses for the years ended September 30, 1996 and 1995 on its investment in real estate to reflect the estimated fair market value less estimated costs of disposition, no further increases to the allowance during fiscal 1997 were deemed necessary.


NOTE 9 - OTHER ASSETS:

Other assets comprise of the following:

                                                              September 30
                                                         1997         1996

Purchased technology, net of
 accumulated amortization of
 $106,000 and $101,000                                $  -0-       $ 5,000

Printer technology, net of
 accumulated amortization of
 $3,000 and -0-                                         197,000    200,000

Patents and associated cost,
 net of accumulated amortization
 of $10,000 and $4,000                                  159,000    111,000

Software costs, net of
 accumulated amortization of
 $201,000 and $134,000                                  475,000    272,000

Other                                                    11,000     24,000

                                                      $ 842,000  $ 612,000


The Company capitalized $317,000 and $134,000 software costs related to the United States Postal Service (USPS) Pilot Program and $34,000 and $88,000 for the development of in-house software for the years ended 1997 and 1996, respectively. The printer technology for the Company's electronic money order device (EMOD) was purchased during fiscal year 1994. As of September 30, 1997, this technology has been incorporated in the EMOD under the USPS Pilot Program and being amortized over the estimated number of units to be produced. Total amortization of intangible assets was $78,000, $99,000, and $66,000 for the fiscal years ended 1997, 1996, and 1995, respectively.


NOTE 10 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings and long-term debt consist of the following:


                                                              September 30
                                                          1997        1996

Convertible notes payable with detached
 warrants, unsecured, due March 15, 1997,
 stated interest of 12%, convertible at the option
 of the holder to common stock at $.40 per share       $  - 0 -   $200,000

Convertible notes payable with detached warrants,
 unsecured, due April 1, 1997, stated interest of
 12%, convertible at the option of the holder to
 common stock at $.50 per share                           - 0 -    100,000

Convertible notes payable with detached warrants,
 unsecured, due March 31, 1997, stated interest
 of 12%, convertible at the option of the holder
 to common stock at $.40 per share                        - 0 -    600,000

Note payable, secured by corporate headquarters
 building, due October 2004.  Interest at 3.5%
 above 11th District cost of funds, which was
 8.38% as of September 30, 1997.                        539,000    550,000

Term loan, secured by computer equipment,
 bearing interest at 11%                                 17,000     94,000

Term loan, secured by lease pool, bearing
 interest at 13%                                        110,000     - 0 -

Capital leases (Note 15)                                160,000     91,000

Other                                                     5,000      6,000
                                                        831,000  1,641,000
Less:  current portion                                 (150,000)(1,044,000)

Total long-term debt                                   $681,000   $597,000


Concurrent with purchasing the corporate office building in fiscal year 1995, the Company issued a secured note payable for $560,000 to the bank, its previous owner, amortized over thirty years due in October 2004. Monthly debt service for principal and interest approximates $4,200. Interest on this note is tied to the index of the 11th District cost of funds.

In December 1994, the Company issued 12% convertible notes payable aggregating $600,000 with detached warrants to purchase 600,000 shares of common stock at $0.40-$0.50 per share. During fiscal year 1997, all the notes were converted into common stock of the Company.

In fiscal 1995, the Company opened a line of credit for $150,000 with its primary processing bank to upgrade the Company's bankcard processing system. The line was converted to a 2 year term loan at January 1, 1996, bearing 11% interest and secured by the computer equipment.

In March 1996, the Company issued 12% convertible notes payable aggregating $200,000 with detached warrants to purchase 200,000 shares of common stock at $.40 per share. The notes were converted into the Company's common stock during fiscal year 1997.

In February 1997, the Company borrowed $150,000 from a bank, bearing 13% interest, to be repaid over 24 months. This term loan is collateralized by certain lease pools and is fully guaranteed by the Company.

Future maturities of debt are as follows:


            Fiscal year ended September 30

              1998                                   $ 150,000
              1999                                      77,000
              2000                                      36,000
              2001                                      32,000
              2002                                      26,000
              thereafter                               510,000
                                                     $ 831,000



NOTE 11 - ACCRUED EXPENSES:

Accrued expenses are comprised of the following:


                                                        September 30
                                                       1997      1996

Accrued bank card fees                              $123,000 $116,000
Accrued compensation and taxes                       121,000  158,000
Accrued communication costs                          167,000  171,000
Accrued professional fees                            148,000  112,000
Accrued commission                                    79,000  118,000
Other                                                 93,000  119,000
                                                    $731,000 $794,000



NOTE 12 - INCOME TAXES:

At September 30, 1997, the Company recorded an income tax benefit of $212,000 for a net operating loss (NOL) utilization. No such benefit was recognized in 1996 or 1995. The Company has federal tax loss carryforwards of approximately $5,683,000 and $5,910,000, and state tax loss carryforwards of $1,267,000 and $3,126,000 for the fiscal years ended 1997 and 1996, respectively. These carryforwards will expire from 1997 through 2010 if not utilized against future taxable income. The utilization of a portion of the carryforwards is subject to limitations under Internal Revenue Code Section 382 (Section 382) due to a change in ownership of the Company which occurred during fiscal year 1987, and may be further reduced upon future changes of control. Investment tax credits of $51,000 are also available to reduce future federal income taxes and expire in years 1997 through 2000. The utilization of these credits is also subject to Section 382 limitations.

The Company has a $2,050,000 and $2,300,000 deferred tax asset for the loss carryforwards against which it has recorded a 100% valuation reserve based on the uncertainty of utilization of the federal and state loss carryforwards for the fiscal years ended 1997 and 1996. The amount of the deferred tax asset is based on the current federal and state loss carryforwards after Section 382 limitations. Tax rates of 34% and 9.3%, respectively, were applied to determine the potential future values of the loss carryforwards. No tax effect for temporary differences is recognized as the total deferred taxes that would result from such differences is minor.


NOTE 13 - STOCKHOLDERS' EQUITY:


Preferred Stock

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

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Class K Stock has a stated value of $2.00 per share and is convertible into four shares of common stock. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. During fiscal 1997, 50,000 shares of series K Preferred stock were converted into 200,000 shares of the Company's common stock.

During fiscal 1997, the Company issued 172,000 shares of Series L Preferred Stock (Class L Stock) for an aggregate price of $860,000. Class L Stock has a stated value of $5.00 per share and is convertible into four shares of common stock. Class L Stock has priority in liquidation over the Company's common stock, but is junior in liquidation to all previous classes of preferred stock.

Common Stock Warrants

At September 30, 1997, the following warrants were outstanding:


          Warrants         Option       Expiration
         Outstanding        Price          Date



           100,000            0.50           May 1998
           500,000            0.40           February to March 1999
           500,000            0.40           December 1999
         1,100,000


- Warrants to purchase 600,000 shares of common stock at $.50 per share were issued in December 1994 in connection with notes with an aggregate face value of $600,000 and stated interest rate of 12%. The warrants are exercisable for five years subsequent to date of grant. 300,000 of these warrants can be called at $0.50 per share by the Company after a period of thirty months. If the warrants are called, the holder shall be given thirty days to exercise the warrants or permit them to expire. The exercise price of the 600,000 warrants was reduced to $.40 per share in February 1996. In addition, 300,000 warrants were issued in February 1996, exercisable at $.40 per share for three years in connection with several term loan extensions.

- Warrants to purchase 200,000 shares of common stock at $.40 per share were issued in March 1996 in connection with notes with an aggregated face value of $200,000 and stated interest rate of 12%. The warrants are exercisable for three years subsequent to date of grant.


NOTE 14 - COMMON STOCK OPTIONS:

Stock option activity during 1995, 1996, and 1997 was as follows:


                                                             Exercise
                                        Options           Price

   Outstanding September 30, 1995     2,800,000        $0.40 - $0.85

     Granted                            925,000         0.40 - 1.03
     Forfeited                         (270,000)        0.50
     Exercised                         (150,000)        0.50 - 0.56
   Outstanding September 30, 1996     3,305,000         0.40 - 1.03

     Granted                            595,000         1.06 - 1.47
     Forfeited                         (200,000)        0.85
     Exercised                         (220,000)        0.50 - 0.85
   Outstanding September 30, 1997     3,480,000        $0.40 - $1.47


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

During fiscal 1997, the Company's Board of Directors granted each of its outside directors 125,000 shares of options exercisable ranging from $1.15 to $1.47 per share. In addition, the Company also granted an aggregate of 220,000 options to several officers and key employees to purchase common stock ranging from $1.06 to $1.47 per share.

All officer options, with the exception of the 310,000 options granted under the president's employment agreement, are granted under the Company's incentive stock option plan. Options granted to outside directors and employees are not included in the plan. The exercise price of both the incentive stock options and directors' and employees' options shall be 100% of the fair market value on the date the option is granted.

On May 13, 1992, the Company's Board of Directors authorized adoption of an Incentive Stock Option Plan ("Plan"), which was ratified by the shareholders at the Annual Meeting, held July 10, 1992. The Plan provided for the issuance of up to 325,000 stock options, each to purchase one share of the Common Stock for $0.85 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like. On November 18, 1996, the Company's Board of Directors authorized an increase in the Plan to 3,375,000 options. This Plan amendment was ratified by the shareholders at the Annual Meeting held in February of 1997. Since grants are made at not less than fair market value, no compensation cost has been recognized.

The weighted average fair value of the options granted, under the plan in effect at September 30, 1997, during the fiscal years ended September 30, 1996 and September 30, 1997 were $0.44 and $0.80, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal 1996, the risk free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 81.9% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1997, the risk free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 81.9% and the expected dividend yield was 0%, all calculated on a weighted average basis.

On a pro-forma basis under the provision of FAS 123, net loss and net loss per share would have increased by $143,000 and $0.013 for the year ended September 30, 1996, respectively, and net income and net income per share would have decreased by $390,000 and $0.029 for the year ended September 30, 1997, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

Terminal equipment leases

The Company leases terminals to customers under agreements that are classified as sales. Sales-type lease terms are for two to three years. A total lease receivable net of unearned income of $441,000 and $233,000 was outstanding at September 30, 1997 and 1996, respectively. $85,000 and $28,000 have been reserved for against lease cancellations at September 30, 1997 and 1996, respectively. The interest income recognized on the leases was $60,000, $31,000 and $20,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Prior to March 1993, the majority of receivables resulting from sales-type leases were sold to the Company's primary processing bank upon origination. During fiscal 1997, the Company pledged as collateral $200,000 of lease payment streams to American Independent Bank regardless of the collectibility of any specific lease(s) in the bank's portfolio. The Company charged $22,000, $46,000 and $37,000 to expense for leases that became uncollectible for the years ended September 30, 1997, 1996, and 1995, respectively.

The Company's future payment stream on in-house leases is as follows:

            Fiscal Year                Payments
            1998                      $ 307,000
            1999                         90,000

                                      $ 397,000


Lease Commitments

In November 1994, the Company entered into a five-year lease for a 4,200 square foot warehouse facility to house its manufacturing repair facility at a monthly rental of $2,600.

The Company's future minimum rental payments for capital and operating leases (Note 9) at September 30, 1997 are as follows:



   Fiscal Year                     Capital Leases     Operating Leases

   1998                              $68,000            $32,000
   1999                               49,000             31,000
   2000                               38,000               -0-
   2001                               30,000               -0-
   2002                               20,000               -0-

   Total minimum lease payments   $  205,000         $   63,000
   Less: imputed interest             45,000
   Present value of net
     minimum lease payments       $  160,000


NOTE 16 - LITIGATION

The Company is currently involved in lawsuits against twenty-five merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. These lawsuits aggregate to more than $483,000. Additionally, the Company has hired outside counsel to bring suit against three out-of-state merchants for chargeback losses of more than $466,000, as of the fiscal year ended September 30, 1997. The Company has approximately $1,025,000 in reserve against total chargeback receivables as of September 30, 1997. In Management's opinion, the reserve established is sufficient to provide for any losses which may be sustained against such receivables. One out-of-state merchant has brought suit against the Company for breach of contract which the Company believes is without merit and is currently being defended against.

          ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES



                            SCHEDULE VIII TO FORM 10K

            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                     REDUCTION  IN
                                                      RESERVE AND
                           BALANCE  AT    CHARGED TO   ACCOUNTS     BALANCE AT
DESCRIPTION                  9/30/95        EXPENSE   RECEIVABLE      9/30/96


Allowance for
 trade receivables/
 chargeback receivables    $824,000      $242,000    $777,000      $289,000

Allowance for
 notes receivable            -0-           98,000      -0-           98,000


Allowance for
 obsolete inventories        -0-           20,000      -0-           20,000


SCHEDULE VIII TO FORM 10K CONTINUED:

                                         REDUCTION IN
                                          RESERVE AND
                            CHARGED TO     ACCOUNTS  BALANCE AT
                              EXPENSE     RECEIVABLE   9/30/97


Allowance for
 trade receivables/
 chargeback receivables    $836,000      $100,000  $1,025,000

Allowance for
 note receivable             50,000         - 0 -     148,000

Allowance for
 obsolete inventories        50,000         - 0 -      70,000

                                       S-1



                                                                 EXHIBIT 10.35




              MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT



THIS MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT ("Agreement") is made effective as June 24, 1997, by and between First Regional Bank, ("Bank"), and Electronic Clearing House, Inc. ("ECHO").

                                    RECITALS

WHEREAS, Bank desires to provide Merchant Services to Merchants, and

WHEREAS, ECHO is engaged in the business of providing various marketing and data processing services which will support Bank's Merchant Services to Merchants, and

WHEREAS, Bank desires that ECHO provide these various marketing and data processing services to Bank as support for Bank's provision of Merchant Services.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                             ARTICLE 1 - DEFINITIONS

The definitions appearing in this Agreement or any supplement or addendum to this Agreement shall be applicable to both singular and plural forms of the defining terms:

         1.1 "ACH" means the Federal Reserve Bank's Automated Clearing House system.

         1.2 "ACH Data" means debit and credit transactions authorized by account holder.

         1.3 "Authorization Log" means the monthly transaction detail summary setting forth individual transactions sorted by Merchant, including, but not limited to, (i) the Merchant account number, (ii) the Cardholder's account number, (iii) the transaction amount, (iv) the transaction date and time, (v) the method of entry, and (vi) whether the transaction was authorized only, or authorized and captured.

         1.4 "Authorization" means the alpha numeric characters by the Card issuing bank acknowledging that (i) the account number represents a valid Cardholder account, (ii) the transaction amount is within the Cardholder's spending limit, and (iii) the Card has not been reported lost or stolen at the time of the authorization.

         1.5   "Card" means an unexpired Visa or MasterCard credit card.

         1.6 "Cardholder" means the individual whose name is embossed on a Card.

         1.7 "Chargeback" means an electronic debit to a Settlement initiated by a Cardholder dispute.

         1.8 "Chargeback Reserve Account" means ECHO's demand deposit account at Bank established and funded by ECHO pursuant to the provisions of
         Section 6.4.5 and to be used to reimburse Bank according to the provisions of Section 6.5.1.

         1.9 "Credit Voucher" means the Merchant's record of return or refund to be credited to Cardholder's account.

         1.10 "Demand Deposit Account" means the Merchant demand deposit and/or money market account at Bank or other financial institution designated for use in conjunction with Merchant Services.

         1.11  "Draft Capture Service" means the acquisition, electronically by
         ECHO, of the               information necessary to submit a Sales
         Draft and/or Credit Voucher to Visa and/or MasterCard for Settlement.

         1.12 "Funds Distribution Instructions" means electronic files containing debit and credit instructions pertaining to Merchant Demand Deposit Accounts.

         1.13 "Independent Service Organization" means an Independent Service Organization as defined from time to time by Visa.

         1.14  "MasterCard" means MasterCard International.

         1.15 MasterCard/Visa Reserve Account" means the demand deposit account at Bank established and funded by ECHO pursuant to the provisions of Section 6.4.5 and to be used to reimburse Bank according to the provisions of Section 6.3.6.

         1.16  "Merchant" means businesses accepting Card.

         1.17 "Merchant Service Provider" means the Merchant Service Provider as defined by MasterCard from time to time.

         1.18 "Merchant Services" means the services provided to Merchant by Bank, or by ECHO on behalf of Bank, under this Agreement.

         1.19 "Pricing Guidelines" means the pricing guidelines established by Bank which are the charges, fees and discounts to be assessed to and collected from Merchants by ECHO for Merchant Services provided on Bank's behalf by ECHO in connection with Bank's Merchant Services program.

         1.20  "Sales Draft" means Merchant's record of Cardholder purchase.

         1.21 "Settlement" means the movement of information and funds via a Settlement Processor or ACH that results in the withdrawal or deposit of funds from Visa and MasterCard member banks per their authorized transactions.

         1.22 "Settlement Data" means the daily sales and return transactions and any adjustments made in processing of chargebacks or resubmitted rejects needed by the Settlement Processor in connection with each Merchant for each business day.

         1.23 "Settlement Processor" means the entity designated by ECHO to perform the withdrawal or deposit of funds from Visa and MasterCard member banks in conjunction with authorized transactions and the transmission of such funds to the entity entitled thereto.

         1.24 "Settlement Processor Reserve Account" means the ECHO demand deposit account at Bank established and funded by ECHO pursuant to the provisions of Section 6.4.5 and to be used to reimburse Bank according to the provisions of Section 6.3.5.

         1.25 "Total DDA Balances" means the end of month total funds on deposit in Demand Deposit Accounts, Money Market Accounts, and reserve accounts at Bank.

         1.26  "Visa" means Visa U.S.A.

               ARTICLE 2 - REPRESENTATIONS AND WARRANTIES OF ECHO

ECHO represents and warrants that as of the effective date of this Agreement:

         2.1 Due Organization. ECHO is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

         2.2 Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement executed by ECHO is within ECHO's powers, has been duly authorized, and is not in conflict with ECHO's articles of incorporation or by-laws, or the terms of any charter or other organizational document of ECHO; and that this Agreement constitutes a valid and binding obligation of ECHO, enforceable in accordance with its terms.

         2.3 Compliance with Applicable Laws. ECHO has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.


         2.4 No Conflict. The execution, delivery and performance by ECHO of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which ECHO is a party or by which ECHO may be bound or affected.

         2.5 No Event of Default. No Event of Default has occurred and is continuing.

               ARTICLE 3 - REPRESENTATIONS AND WARRANTIES OF BANK

Bank represents and warrants that as of the effective date of this Agreement:

         3.1 Due Organization. Bank is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

         3.2 Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement executed by Bank is within Bank's powers, has been duly authorized, and is not in conflict with Bank's articles of incorporation or by-laws, or the terms of any charter or other organizational document of Bank; and that this Agreement constitutes a valid and binding obligation of Bank, enforceable in accordance with its terms.

         3.3 Compliance with Applicable Laws. Bank has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

         3.4 No Conflict. The execution, delivery and performance by Bank of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which Bank is a party or by which Bank may be bound or affected.

         3.5 No Event of Default. No Event of Default has occurred and is continuing.

                    ARTICLE 4 - CONDITIONS PRECEDENT OF BANK

        4.1 Required Delivery. The obligation of ECHO to perform any services under this Agreement is subject to the condition that, on or before the date of any requested service by Bank, there shall have been delivered to ECHO, in form and substance satisfactory to ECHO, and duly executed as required by ECHO:



               (a)  This Agreement;

               (b) Any and all documents or agreements required by ECHO to evidence approval by Visa and/or
               MasterCard, of Bank to become a primary credit card processing bank;

               (c) Such authorization documents as ECHO may require evidencing the authorization, validity and enforceability of this Agreement as executed by Bank;

               (d) Evidence from the appropriate governmental or regulatory authority or authorities, if required, such as the California State Banking Department, evidencing the approval and/or consent to any transactions or events related to the implementation of this Agreement and any services and/or transactions contemplated hereby;

               (e) Such other documents, instruments or agreements as ECHO may require.

                    ARTICLE 5 - CONDITIONS PRECEDENT OF ECHO

         5.1 Required Delivery. The obligation of Bank under this Agreement is subject to the condition that, on or before the date of the performance of any activities by Bank hereunder, there shall have been delivered to Bank, in form and substance satisfactory to Bank, and duly executed as required by Bank:

               (a)  This Agreement;

               (b) Such authorization documents as Bank may require evidencing the authorization, validity and enforceability of this Agreement as executed by ECHO;

               (c)  Such other documents, instruments or
               agreements as Bank may require;

                           ARTICLE 6 - DUTIES OF ECHO

ECHO agrees to assist Bank in filing its applications to Visa and MasterCard to become a primary credit card processing bank.

During the term of this Agreement ECHO will, unless Bank otherwise consents in writing:


         6.1   SALES AND MARKETING

               6.1.1 Sales and Marketing Compliance. Conduct its Merchant solicitation activities in strict compliance with the rules and regulations of Visa, MasterCard and this Agreement.

               6.1.2 Use of Employees. Staff sales, installation, service and other positions performing functions under this Agreement with employees who are individuals under the exclusive control of ECHO. Should ECHO determine it necessary, in its sole discretion, to utilize the services of non-employees, ECHO shall be responsible to assure that all acts performed by any such non-employees are conducted in accordance with the terms and conditions of this Agreement.

               6.1.3 Marketing Materials. Produce marketing materials for the purpose of marketing Bank's Merchant Services program. The amount and type of any such marketing materials shall be within the sole discretion of ECHO, provided, however, all such marketing materials shall not be used or implemented by ECHO without the approval of Bank. The cost of creating and producing any such marketing materials shall be the sole cost and expense of ECHO.

               6.1.4 Merchant Documentation. Obtain completed, properly executed applications and other documentation, as required by Bank, from each prospective Merchant, provide same to Bank for review according to Bank's Merchant approval criteria as defined by Bank from time to time.

               6.1.5 Installation and Training. Provide such installation and training activities necessary and adequate for the implementation of Bank's Merchant Services at all Merchant locations.

               6.1.6 Registration of ECHO. Provide Bank with sufficient copies of ECHO's current audited financial statements, as well as any other documentation reasonably necessary to allow Bank to register ECHO as (i) a remote originator with the Federal Reserve Bank, (ii) Merchant Service Provider ("MSP") with MasterCard, and (iii) an Independent Service Organization ("ISO") with Visa on an annual basis. ECHO further agrees to reimburse Bank, upon receipt of written demand, for all out-of-pocket registration fees imposed by Visa and MasterCard and the Federal Reserve Bank, incurred by Bank in connection with the registration of ECHO with Visa and MasterCard and the Federal Reserve Bank, as well as any out-of-pocket costs imposed in connection with Bank's assistance to ECHO as set forth in section 7.20.

        6.2    AUTHORIZATION

               6.2.1 Authorization Services. ECHO agrees to provide computer systems necessary and sufficient to permit Authorization consistent with the requirements of Visa or Mastercard for Merchants utilizing Settlement. ECHO shall not be required to provide "Authorization Only" services to any Merchant.

        6.3    SETTLEMENT

               6.3.1 Update of Settlement Processor Files. Provide appropriate Merchant information directly to the Settlement Processor necessary and sufficient to identify each Merchant to permit Settlement. The decision to commence or terminate a Merchant's processing with Visa or MasterCard shall be the sole decision of Bank.

               6.3.2 Daily Settlement Data. Prepare and transmit to the Settlement Processor, on behalf of Bank, information pertaining to the sales and return transactions and any adjustments made in the processing of chargebacks or resubmitted rejects in connection with each Merchant for the previous business day.
               The time for transmission of the daily Settlement Data and the format for such information shall be as agreed between ECHO and the Settlement Processor.

               6.3.3 Settlement Funds. Cooperate with Bank in the process of balancing funds transmitted to Bank by the Settlement Processor's bank.

               6.3.4 Merchant Charges. ECHO agrees to assess each Merchant, either directly or through the ACH system, charges, fees and discounts in such amounts and at such times as set forth in the credit card agreement between Merchant and Bank. Bank and ECHO acknowledge and agree that the nature, type and amounts of each charge, fee or discount to be assessed to each Merchant shall be as agreed upon between Bank and ECHO from time to time.

               6.3.5 Settlement Processor Fees and Charges. At the weekly disbursements, reimburse Bank for all fees and charges incurred by Bank for Settlement services provided to Bank by the Settlement Processor.

               6.3.6 MasterCard/Visa Fees, Charges and Discounts. Reimburse Bank for all fees, charges and discounts incurred by Bank for credit card services provided to Bank by MasterCard and Visa.

               6.3.7 Daily ACH Data. ECHO shall submit ACH Data daily to fulfill any and all authorized requests.


        6.4    FUNDS DISTRIBUTION

               6.4.1 Merchant Bank Card Processing Funds. Arrange for all Merchant bank card processing funds to be deposited directly with Bank and available to each Merchant pursuant to the terms of the appropriate Merchant agreement, as amended from time to time, between each Merchant and Bank. ECHO further agrees to provide Bank with all data necessary and sufficient to fully reconcile daily deposit transactions of merchant bank card processing funds and any further assistance in connection with reconciliation as Bank may request from time to time.

               6.4.2 Funds Distribution Instructions. Each business day, transmit Funds Distribution Instructions to the appropriate Federal Reserve Bank ("FRB") in ACH format.

               6.4.3 Bank Compensation. ECHO agrees that Bank shall be entitled to receive a specified percentage of the sum of each day's sales transactions, exclusive of returns and Chargebacks, for each Merchant, payable weekly, and calculated on aggregate monthly sales transactions, exclusive of returns and Chargebacks, in accordance with the following table:


                  Percentage
Previous End-of-Month
Aggregate DDA Balances of ECHO
Merchants
                    00.10%
Less than and up to $20 million
                    00.09%
Greater than $20 million and up
to $30 million
                    00.08%
Greater than $30 million and up
to $40 million
                    00.07%
Greater than $40 million and up
to $50 million
                    00.06%
Greater than $50 million and up
to $60 million
                    00.05%
Greater than $60 million
               Bank acknowledges and agrees that it will perform all reasonable activities requested of it by ECHO for the purpose of reconciling each week's sales and return activity for the purpose of assisting ECHO in calculating the amount of compensation payable to Bank.

               6.4.4 ECHO Compensation. As compensation for its services under this Agreement, Bank agrees that ECHO shall be entitled to receive all charges, fees and discounts received from each Merchant, either directly or through the ACH system, subject to ECHO's obligations under Article 6, Section 6.4, payable weekly.

               6.4.5 Reserve Accounts. ECHO agrees to establish with Bank the following reserve accounts.

                    (a)  Chargeback Reserve Account.

                    (b)  Settlement Processor Reserve Account.

                    (c)  MasterCard/Visa Reserve Account.

               Bank acknowledges and agrees that ECHO shall be the account holder on each reserve account and is the owner of all funds deposited in each reserve account, and of all interest on each account which shall accrue at the then current money market account rate, subject to the terms and conditions of this Agreement.

               ECHO agrees to contribute to each reserve in such amounts and at such times as agreed upon between ECHO and Bank, in writing.

        6.5    CHARGEBACKS

               6.5.1 Reimbursement For Chargebacks and/or Merchant Fraud. Immediately, reimburse Bank for losses actually incurred as a result of Chargebacks and/or Merchant fraud. Should ECHO fail to reimburse Bank, Bank may charge such amounts against ECHO's chargeback reserve account. Upon request by ECHO, Bank shall assign to ECHO any and all Merchant agreements, Demand Deposit Accounts, Money Market Accounts, and reserve accounts pertaining to each Merchant for which Bank has received a Chargeback loss or Merchant fraud loss reimbursement. ECHO shall have the right to notify the Bank that it will not continue to process for any specific Merchant. Such notice shall be given in writing and shall not negate ECHO's reimbursement obligation to the Bank up to the date of such notice. Bank may require by written notice that ECHO continue to process for such merchant, but in such case, Bank shall assume all chargeback and fraud liability for any activity processed after ECHO's notice was given to Bank.


        6.6    SECURITY; MONITORING

               6.6.1 Supervision/Monitoring of Chargebacks, Security in New Accounts. Participate with Bank in the performance of security exception monitoring on a daily basis, in accordance with parameters established by Bank and using reports generated by ECHO and the Settlement Processor. Such security exception monitoring shall be undertaken for the purpose of evaluating and identifying Merchants with significant increases in average daily and/or weekly deposits, significant variations in average tickets amounts, significant variations in non-magnetic card entry activity, and any other subsequently identified categories. ECHO further agrees to participate with Bank in researching a Merchant for which Bank and ECHO have identified questionable or suspicious transactions. At Bank's direction, ECHO agrees to follow Bank's policies and procedures for freezing, halting, and/or delaying the availability of ACH fund transfers or suspensions of current day and subsequent deposit or withdrawal activity for any Merchant until such time as Bank informs ECHO to make any ACH fund transfers available to the Merchant. Within 2 business days of preparation, ECHO agrees to provide daily and monthly security reports to Bank. ECHO agrees to notify Bank immediately upon receipt, of any information received by ECHO pertaining to the insolvency or bankruptcy, of any Merchant or any other adverse information indicating a violation of Visa and/or MasterCard regulations or information indicating illegal activity by or adverse information about any Merchant or any information which may indicate that a Merchant is using the Bank's Merchant Services for other than the sale of products and services initially approved for Merchant's business location. Bank acknowledges and agrees that ECHO has no affirmative obligation or responsibility to seek out any such information pertaining to a Merchant, but only has the obligation to report any such information as it may be received by ECHO from time to time. ECHO agrees to follow Bank's policies and procedures regarding Merchant change of ownership and/or change of address that may occur from time to time.

               6.6.2 Merchant Review After Commencement of Processing. Perform a review of each Merchant application, business activities and retail location within 60 days after any Merchant processing volume exceeds $30,000.00 per month for the first time. Within 10 days after the end of each calendar month, ECHO will provide to Bank a listing of Merchants that meet this criteria for the immediately preceding calendar month. The review of any such Merchant's retail location may include on-going visits to such Merchant's retail location by ECHO field service personnel at ECHO's sole expense. Upon completion of each Merchant review pursuant to this paragraph, ECHO agrees to provide to Bank a written summary of said Merchant review for the Merchant account file within 10 business days of completion.


        6.7    CUSTOMER SERVICE

               6.7.1 Customer Service. Provide customer service to Merchants 7 days a week during the period 3:00 a.m. to 2:00 a.m. Pacific Time. This customer service activity shall be available to Merchants via 800 number line access for the purpose of responding to Merchant inquiries regarding credit card transactions, equipment operation, and repair services offered. At ECHO's sole election and determination, ECHO may provide field service to merchants.

               6.7.2 Merchant Supplies; Invoice Merchants. Provide all supplies to Merchants needed to participate in Bank's Merchant Services program, such as printer paper, ribbons, extra transaction detail reports, imprinters, and imprinter plates. ECHO shall submit accumulated electronic files to Bank reflecting Merchant charges for supplies, transaction fees, discount fees and equipment lease fees for ECHO's billing each calendar month no later than the 5th business day following the end of each calendar month, utilizing the ACH system.
               ECHO shall incur the costs of generating and submitting such files and Bank shall be appropriately identified as the source of the automatic deductions notice mailed to Merchants reflecting the deduction of such charges from each Merchant Demand Deposit Account.

               6.7.3 Merchant Qualification. Provide the technical enhancements needed to permit the qualification of Merchant sales and return transactions for any discounted interchange programs offered by Visa and/or MasterCard.

               6.7.4 Electronic File Processing. Coordinate the Authorization, Settlement, Draft Capture Services, electronic deposit, and Chargeback processing services for Bank for Merchant Service by ECHO. Any such services shall be provided via access only to ECHO's proprietary computer system/network, 7 days each week 24 hours a day.

               6.7.5 On-Line Access. Provide Bank with access to individual Merchant's credit card activity. All costs and expenses such as telecommunication, software and hardware costs related to the conduct of such retrieval access to Merchant data files shall be the sole responsibility and liability of Bank.

               6.7.6 Insolvency or Bankruptcy of ECHO. Provide Bank with ECHO's data files reasonably necessary and sufficient to permit Bank to convert Merchants serviced by ECHO pursuant to this Agreement to another processing servicer in the event of the insolvency or bankruptcy of ECHO and which results in ECHO's inability to materially perform its duties under this Agreement. Upon the completion of any conversion pursuant to this paragraph, all compensation to ECHO shall cease.

               6.7.7 Disaster Contingency Plan. Develop a contingency plan to assure continuity of service to Merchants by ECHO under this Agreement in the event of disaster. Bank agrees that any technical, operational, software or hardware methods or systems that ECHO discloses to Bank will only be used in the event of and in accordance with occurrences, circumstances and conditions described in the contingency plan. ECHO agrees that any technical, operational, software or hardware methods or systems that Bank discloses to ECHO will only be used in the event of and in accordance with occurrences, circumstances and conditions described in the contingency plan.

               6.7.8  Financial Statements.  Provide Bank with copies of ECHO's
               (i) annual audited financial statements and statement of operations within 10 calendar days of completion and (ii) 10Q and 10K reports within 10 days of filing with the Securities and Exchange Commission.

         6.8 Financial Covenant. ECHO agrees to remain qualified for NASDAQ. Bank acknowledges and agrees that it shall not be a breach of this covenant if ECHO fails to remain qualified for NASDAQ unless such failure is a material cause of ECHO's inability to perform its duties under this Agreement.

         6.9 Press Releases. Provide Bank with copies of any press release proposed by ECHO pertaining or relating to Merchant Services. ECHO further agrees not to issue any press release pertaining or relating to Merchant Services provided through Bank except in form and content satisfactory to Bank.


                           ARTICLE 7 - DUTIES OF BANK

During the term of this Agreement Bank will, unless ECHO otherwise consents in writing:

         7.1 Merchant Services Program Management. Establish policies and procedures applicable to the provision of Merchant Services, including, but not limited to, policies and procedures for Merchant qualification, approval, Pricing Guidelines and contracts and agreements to be entered into by Merchants.

         7.2 Registration of ECHO. Register, and annually re-register, ECHO as a Merchant Service Provider ("MSP") with MasterCard and as an Independent Service Organization ("ISO") with Visa.

         7.3 Forms. Provide sufficient copies of all appropriate Merchant applications, agreements, forms, and other documents, including all supplements and addenda thereto, for use by ECHO in connection with its sales and marketing activities to Merchants in connection with Bank's Merchant Services program. Bank agrees that the cost and expense of preparing and providing all of the necessary Merchant applications, agreements, forms and documents shall be the sole responsibility of Bank.

         7.4 Merchant Documentation. Review applications, agreements, forms, and documentation completed by or with respect to all prospective Merchants utilizing the qualification criteria established by Bank from time to time as the basis for acceptance or rejection of each prospective Merchant. Any decision to accept or reject a prospective Merchant, or terminate an existing Merchant, shall be the sole responsibility of Bank. Bank acknowledges and agrees that it will not accept a prospective Merchant that utilizes paper draft processing.

         7.5 Exclusivity; Non-competition. (i) Market and process its Merchant Services program and related activities exclusively through and with ECHO and one other processor, herein identified as Processor B, as long as ECHO can originate and Bank approves, an average of 300 or more new merchants per month, for the first 18 months of this Agreement, (ii) limit the new merchants Bank establishes under and with the assistance of Processor B to a total of 3,000 merchants over the first 18 months of this Agreement, and
         (iii) not enter into any relationship with any other person or entity which would interfere or compete with ECHO's relationship with Bank pursuant to this Agreement. Bank acknowledges and agrees that ECHO may provide its services through other credit card processing banks and financial institutions in addition to Bank pursuant to this Agreement.

         7.6 Registration of ECHO with the Federal Reserve Bank. Register ECHO with the Federal Reserve Bank ("FRB") as a remote originator with ACH or any other registration necessary to permit electronic funds transfer activity in connection with Bank's Merchant Services program.

         7.7 Supervision of Chargeback, Security and New Accounts. Bank may, but is not required to, provide supervision of ECHO's management, compliance and reporting functions relating to chargeback processing, new account management and any other duties agreed upon between Bank and ECHO. ECHO agrees that no advance notice will be necessary and that Bank shall be able to perform such supervision at any time Bank chooses. Any and all costs and expenses incurred by Bank in connection with such supervision shall be the sole responsibility of Bank.

         7.8 Security Exception Monitoring. Bank may, but is not required to, perform, in cooperation with ECHO, security exception monitoring on a daily basis, according to parameters established by Bank and using reports generated by ECHO and the Settlement Processor. The security exception monitoring parameters established by Bank shall be provided by Bank to ECHO and the Settlement Provider in writing.

         7.9 Settlement Processor Reports. Cause the Settlement Processor to deliver duplicate daily settlement reports to ECHO daily, for the immediately preceding business day, in form and content sufficient to permit timely reconciliation of rejects and chargebacks.

         7.10 ACH Rejects. Each business day, provide ECHO with a list of all ACH rejects received by Bank for the immediately preceding business day in form and content satisfactory to ECHO.

         7.11 Demand Deposit Account Information. Provide ECHO with the name, address, account number and account balance, via on-line, real time computer access, of each Merchant Demand Deposit Account with Bank. All costs and expenses related to such access to Demand Deposit Account Information shall be the sole responsibility of ECHO.

         7.12 Dispute of Settlement Processor Charges. Provide all reasonable assistance and information requested by ECHO and deemed by it as necessary to dispute charges assessed to Bank by the Settlement Processor. Bank acknowledges and agrees that its assistance to ECHO shall include, but not be limited to, communication by Bank with the Settlement Processor pertaining to ECHO's relationship with Bank and any disputed fees or charges assessed by the Settlement Processor.

         7.13 Visa and MasterCard Policies and Procedures. Provide ECHO, within 5 calendar days of receipt, with copies of all written materials received from Visa and MasterCard including, but not limited to, each company's credit card interchange policies, procedures, operations manuals, updates, bulletins, rules and regulations necessary and sufficient to permit ECHO to perform all of its duties under this Agreement.

         7.14 Settlement Processor Policies and Procedures. Provide ECHO, within 5 calendar days of receipt, with copies of all written materials received from the Settlement Processor, including, but not limited to, the Settlement Processor's credit card processing policies, procedures, operation manuals, updates, bulletins, rules and regulations necessary and sufficient to permit ECHO to perform all of its duties under this Agreement.

         7.15 Bank Assistance with Visa and MasterCard. Bank will actively promote ECHO and its association with ECHO to Visa and MasterCard. Should either Visa or MasterCard make requests upon Bank regarding ECHO or Bank's Merchant Services, Bank will inform ECHO of such requests immediately and, if necessary, assist ECHO in satisfying such requests. Such assistance will not require additional compensation by ECHO to Bank but all expenses incurred by Bank will be paid by ECHO including but not limited to legal fees and administrative expenses. Bank acknowledges this role as a facilitator in such a situation is one of their primary responsibilities in this Agreement.

         7.16 Bank Credit Card Profitability. Within 10 days after the end of each month, provide ECHO with such reports, in form and content satisfactory to ECHO, that will demonstrate the on-going profitability of Bank's bankcard department or division.

         7.17 Financial Statements. Provide ECHO with copies of Bank's Annual Report, and Quarterly Call Reports within 10 days of filing.

         7.18 Press Releases. Provide ECHO with copies of any press release proposed by Bank pertaining or relating to Merchant Services. Bank further agrees not to issue any press release pertaining or relating to Merchant Services provided through ECHO except in form and content satisfactory to ECHO.

         7.19 Merchant Termination. Permit ECHO to notify each Merchant on behalf of Bank for which Bank has authorized the termination of the provision of Merchant Services. Bank acknowledges and agrees that, in the event ECHO advises Bank that ECHO will no longer process for a specific Merchant, the Bank will either terminate said Merchant or assume any and all liabilities, including chargeback and fraud activity, that may arise out of future processing services provided to said Merchant.

         7.20 Settlement Processor Certification. Bank agrees to perform any and all acts reasonably requested of it by ECHO necessary and sufficient to assist ECHO in the process of becoming certified by Visa and MasterCard as the authorized Settlement Processor for Bank pursuant to this Agreement. ECHO agrees to reimburse Bank for all out-of-pocket costs incurred by Bank and charged by the Federal Reserve Bank, Visa and/or MasterCard relating thereto.

         7.21 Merchant Termination Coordinator. Permit ECHO to coordinate and determine the disengagement plan for any merchant Bank desires to terminate. Such plan shall take no longer than four months to conclude termination and shall be provided to Bank in writing and shall be subject to Bank's reasonable approval. ECHO's guarantee against chargeback losses shall be invalid immediately for all chargeback losses from the merchant being terminated on the day Bank fails to follow disengagement plan set out by ECHO under this section or takes such action that would negatively effect the disengagement plan in such a way to generate greater liability to ECHO or Bank.

                               ARTICLE 8 - GENERAL

         8.1 Notices. Any notice given by any party under this Agreement shall be in writing and personally delivered, deposited in the United States mail, postage prepaid, or sent by tested telex, or facsimile transmission or other authenticated message, charges prepaid, and addressed as follows:

TO BANK:


First Regional Bank
28310 Roadside Dr., #152
Agoura Hills, CA 91301
Attention:  Merchant Services
FAX or Telex No.:  (818) 735-
9699
TO ECHO:
Electronic Clearing House, Inc.
28001 Dorothy Drive
Agoura Hills, CA 91301-2697
Attn:  Donald R. Anderson
FAX or Telex No.:  (818) 597-
8999
Each party may change the address to which notices, requests and other communications are to be sent by giving written notice of such change to either party.

         8.2 Binding Effect. This Agreement shall be binding upon and enure to the benefit of ECHO and Bank and their successors and assigns; provided, however, that neither Bank nor ECHO may assign or transfer either party's rights or obligations under this Agreement without the prior written consent of the other party.


         8.3 No Waiver. Any waiver, permit, consent or approval by either party of any event of default or breach of any provision, condition or covenant of this Agreement must be in writing and shall be effective only to the extent set forth in writing. No waiver of any breach or default shall be deemed a waiver of any later breach or default of the same or any other provision of this Agreement. Any failure or delay on the part of either party in exercising any power, right or privilege under this Agreement shall not operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude any further exercise thereof.

         8.4 Rights Cumulative. All rights and remedies existing in this Agreement are cumulative to, and not exclusive of, any other rights or remedies available under contract or applicable law.

         8.5 Unenforceable Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all remaining provisions of this Agreement shall remain valid and enforceable.

         8.6 Execution in Counterparts. This Agreement may be executed in any number of counterparts which, when taken together, shall constitute but one agreement.

         8.7 Further Assurances. At any time or from time to time upon the request of either party, the other party will execute and deliver such further documents and do such other acts as the requesting party may reasonably request in order to effect fully the purposes of this Agreement and provide for the performance of all contemplated acts and activities in accordance with the terms of this Agreement.

         8.8 Indemnification By ECHO. ECHO shall indemnify Bank against, and hold Bank harmless from and against, all claims, actions, losses and expenses, including attorneys' fees and costs incurred by Bank, arising from, related to or in connection with any breach by ECHO of any of its duties or obligations under this Agreement. This indemnification shall survive the termination of this Agreement.

         8.9 Indemnification By Bank. Bank shall indemnify, defend and hold harmless ECHO, from and against all claims, actions, losses, and expenses, including attorneys' fees and costs incurred by ECHO, arising from, related to, and in connection with, any breach by Bank of any of its duties or obligations under this Agreement. This indemnification shall survive the termination of this Agreement.

         8.10 Term. This Agreement will be for an initial term of three years from the effective date set forth in the preamble and full execution hereof and shall be subject to automatic renewals for one (1) year periods unless previously terminated by either party in accordance with the terms herein.

         8.11 Non-Circumvention. Bank hereby acknowledges and agrees that ECHO "owns" all Merchants processing under this Agreement. Bank also acknowledges ECHO's significant investment in Merchant processing services and in building a volume of Merchant processing activity.
         Bank agrees that it will not attempt to circumvent ECHO by soliciting Merchants who process through ECHO to process through another source.

         8.12 Termination. Either party may terminate this Agreement, for any reason, or no reason at all, during the first six months with thirty
         (30) days advance written notice. Ninety (90) days advance written notice is required to terminate, for any reason, or no reason at all, after the first six months. Bank acknowledges and agrees that a reasonable period of time is required after notice period expires to gracefully conclude the program since pending applications will be in the sales process.

Except as otherwise provided for in Section 8.14, if this Agreement is terminated by either party, the Chargeback Reserve Account shall remain at Bank for a period of one (1) year following termination, unless another qualified sponsoring bank assumes liability for all chargebacks and merchant fraud.

         8.13 Termination For Cause. In addition to the termination provisions set forth in Section 8.12, either Bank or ECHO may terminate this Agreement, for cause, at any time if either party commits fraud or any material breach of this Agreement, or is declared insolvent or bankrupt, and such insolvency or bankruptcy results in that party's inability to perform any of its respective duties under this Agreement. In addition, ECHO may (i) terminate this Agreement, and
         (ii) transfer Merchants to any other bank performing Merchant
         Services for Visa and/or MasterCard upon the occurrence of any of the following events:

               i) Bank fails to qualify for, or maintain, Visa or MasterCard qualification as a credit card processing Bank; or
               ii) Bank's capital falls below the level required by the regulatory agency overseeing state chartered banks, presently the California State Banking Department, to be an "adequately" capitalized bank; or
               iii) Bank is merged with, or acquired by, any other entity and is not the survivor;

Bank may terminate this Agreement in the event ECHO does not qualify as a remote originator due to the gross negligence of ECHO, or if any of the above items under (i) or (ii) were caused by the wilful act of ECHO.

In the event ECHO terminates this Agreement for any of the causes set forth above, Bank agrees to assign all of its rights under any agreement between Bank and each Merchant, immediately upon ECHO's written request, to any bank identified by ECHO provided the new bank assumes all liability for any fraud or chargeback losses. Bank further agrees to transfer all Merchant files, records, and related documentation to the bank identified by ECHO and to provide all reasonable assistance requested by ECHO in the conversion and transfer of Merchant processing activity, Demand Deposit Accounts, Merchant reserve accounts established under any agreement between Bank and the Merchant, and the Reserve Accounts established pursuant to Section 6.4.5, or any other activity related to the provision of Merchant Services to any bank identified by ECHO.


         8.14 Post Notice Of Termination Relationship. (i) In the event ECHO terminates this Agreement, pursuant to the provisions of Section 8.12, ECHO shall continue to process under the sponsorship of Bank those Merchants approved by Bank under the terms of this Agreement, as well as new Merchants approved by Bank during the period following notice of termination. Adding new Merchants may continue following notice of termination. During such period, following notice of termination, Bank shall not withhold its reasonable approval for any new Merchants marketed and added for processing by ECHO under the terms of this Agreement. All compensation and processing costs shall continue to be paid and ECHO's chargeback reserve account would continue to be maintained as set forth under this Agreement following notice of termination and for a period of 1 year following termination. Thereafter, ECHO shall have the right to transfer Merchants to another qualified sponsoring Bank and Bank shall execute all necessary transfer and assignment documents to accommodate such transfer and all compensation to Bank shall cease upon transfer of Merchants. Bank shall not solicit Merchants to leave ECHO nor shall ECHO solicit Merchants to leave Bank. (ii) In the event ECHO terminates this Agreement pursuant to any of the provisions of
         Section 8.13, ECHO shall have the right to transfer Merchants to another qualified sponsoring bank and Bank shall execute all necessary transfer and assignment documents to accommodate such transfer and all compensation to Bank shall cease upon transfer of Merchants. If this Agreement is terminated for cause as defined in
         Section 8.13, the post termination relationship as set forth in this
         Section 8.14 does not apply except for ECHO's ability to add new Merchants as provided for in this Section.

         8.15 Confidential Information and Trade Secrets. In connection with the services to be rendered by ECHO pursuant to this Agreement, ECHO will be providing Bank with certain information. Bank acknowledges and agrees that such information constitutes the Proprietary Information and trade secrets of ECHO ("Proprietary Information").
         Bank further acknowledges and agrees that such Proprietary
         Information are the sole property of ECHO and that ECHO has the sole right, title and interest thereto, and Bank agrees that it shall not acquire, directly or indirectly, any rights, title or interest in or to any of such Proprietary Information. Bank agrees to treat such Proprietary Information on a secret and confidential basis and shall retain such Proprietary Information in secrecy and confidence during the term of this Agreement and for a period of three years after the termination of this Agreement. The Bank further agrees that access to any such Proprietary Information shall be strictly limited by Bank only to those persons in the Bank who have a need to evaluate and review the same. Bank further agrees to undertake all necessary steps to require its employees, agents, representatives and all others to whom it might disclose the Proprietary Information to retain the Proprietary Information in confidence during the term of this Agreement and for a period of five years after the termination of this Agreement. Bank further agrees to keep completely confidential names of any merchants, banks, lending institutions, corporations, organizations, individual or group of individuals, lenders or borrowers, buyers or sellers, introduced by ECHO or any individual or entity related to ECHO to Bank in connection with this Agreement or any of the transactions contemplated by this Agreement. Such names and identities shall remain confidential during the term of this agreement and for a period of five years thereafter, and such names and identities shall include any telephone numbers, addresses, faxes, telex numbers, et al. Bank further agrees, upon termination of this Agreement, to promptly return any documents or other materials obtained from ECHO prepared and/or delivered by ECHO to or for Bank in connection with this Agreement. Bank acknowledges and agrees that the services rendered by ECHO under this Agreement and the Proprietary Information provided by ECHO in connection with the rendition of those services are of a special, unique, unusual, extraordinary, and intellectual character, which give this Agreement peculiar value. Bank further acknowledges and agrees that any direct or indirect disclosure, or other improper use, of ECHO's Proprietary Information cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in addition to other remedies provided by law or this Agreement, ECHO shall have the right at any time after this Agreement is entered into, to obtain injunctive relief against the breach of this Agreement by Bank in connection with the direct or indirect disclosure, or other improper use of, ECHO's Proprietary Information.

         8.16 Right of Setoff. Each party shall have a right of setoff with respect to any claims for any breach of this agreement.

         8.17 Assignment. Except as otherwise provided herein, the rights and obligations of Bank and ECHO under this Agreement are personal and not assignable, either voluntarily or by operation of law, without the prior written consent of ECHO or Bank. Subject to the foregoing, all provisions contained in this Agreement shall extend to and be binding upon the parties hereto or their respective successors and permitted assigns.

         8.18 Legal Fees. In the event of any dispute arising out of or in connection with this Agreement, the prevailing party shall be entitled to recover its reasonable attorney's fees and court costs in addition to any other recovery.

         8.19 Jury Trial Waiver. In the event of any litigation, trial or other proceeding arising out of, related, or in connection with this Agreement, the parties agree that any such litigation, trial or proceeding shall be tried and heard by the Court only and not by a jury trial.

         8.20 State Law.This Agreement shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies without giving effect to the principles of choice of law thereof. For purposes of any lawsuit, action, or proceeding arising out of or relating to this Agreement, Bank and ECHO agree that any process to be served in connection therewith shall, if delivered, sent or mailed in accordance with Section 8.1, constitute good, proper and sufficient service thereof.

         8.21 Headings. The headings listed after each section number in this Agreement are inserted for convenience only, do not constitute a part of the Agreement, and are not to be considered in connection with the interpretation or enforcement of this Agreement.

         8.22 Force Majeure. If performance by ECHO of any service or obligation under this Agreement is prevented, restricted, delayed or interfered with by reason of labor disputes, strikes, acts of God, floods, lightning, severe weather, shortage of materials, rationing, utility or communication failures, failure of Visa or MasterCard or Settlement Processor, failure or delay in receiving electronic data, earthquakes, war, revolution, civil commotion, acts of public enemies, blockages, embargo, or any law, order, proclamation, regulation, ordinance, demand or requirement having legal effect of any government or any judicial authority or representative of any such government, or any other act or omission whatsoever, whether similar or dissimilar to those referred to in this clause, which are beyond the reasonable control of ECHO, then ECHO shall be excused from the performance to the extent of the prevention, restriction, delay or interference.

         8.23 Entire Agreement. This Agreement, including Exhibits, sets forth all of the promises, agreements, conditions and understandings between the parties respecting the subject matter hereof and supersedes all negotiations, conversations, discussions, correspondence, memorandums and agreements between the parties concerning the subject matter. This Agreement may not be amended or modified except by a writing signed by authorized representatives of both parties to this Agreement.

IN WITNESS WHEREOF, Bank and ECHO have executed this Agreement as of the date set forth in the preamble.

ELECTRONIC CLEARING HOUSE, INC.



By:  \s\ Joel M. Barry
Joel M. Barry - Chairman of the Board and
Chief Executive Officer


By:   \s\ Donald R. Anderson
Donald R. Anderson - President and
Chief Operating Officer


FIRST REGIONAL BANK



By:  \s\ Charles Arrindell
Charles Arrindell - Senior
Vice President

                                                                  EXHIBIT 10.36



              MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT


THIS MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT ("Agreement") is made effective as June , 1997, by and between The Berkshire Bank ("Bank"), and Electronic Clearing House, Inc. ("ECHO").

                                    RECITALS

WHEREAS, Bank desires to provide Merchant Services to Merchants, and

WHEREAS, ECHO is engaged in the business of providing various marketing and data processing services which will support Bank's Merchant Services to Merchants, and

WHEREAS, Bank desires that ECHO provide these various marketing and data processing services to Bank as support for Bank's provision of Merchant Services.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                             ARTICLE 1 - DEFINITIONS

The definitions appearing in this Agreement or any supplement or addendum to this Agreement shall be applicable to both singular and plural forms of the defining terms:

         1.1 "ACH" means the Federal Reserve Bank's Automated Clearing House system.

         1.2 "ACH Data" means debit and credit transactions authorized by account holder.

         1.3 "Authorization Log" means the monthly transaction detail summary setting forth individual transactions sorted by Merchant, including, but not limited to, (i) the Merchant account number, (ii) the Cardholder's account number, (iii) the transaction amount, (iv) the transaction date and time, (v) the method of entry, and (vi) whether the transaction was authorized only, or authorized and capture.

         1.4 "Authorization" means the alpha numeric characters by the Card issuing bank acknowledging that (i) the account number represents a valid Cardholder account, (ii) the transaction amount is within the Cardholder's spending limit, and (iii) the Card has not been reported lost or stolen at the time of the authorization.

         1.5   "Card" means an unexpired Visa or MasterCard credit card.

         1.6 "Cardholder" means the individual whose name is embossed on a Card.
         1.7 "Chargeback" means an electronic debit to a Settlement initiated by a Cardholder dispute.

         1.8 "Chargeback Reserve Account" means ECHO's demand deposit account at Bank established and funded by ECHO pursuant to the provisions of
         Section 6.4.5 and to be used to reimburse Bank according to the provisions of Section 6.5.1.

         1.9 "Credit Voucher" means the Merchant's record of return or refund to be credited to Cardholder's account.

         1.10 "Demand Deposit Account (DDA)" means the Merchant demand deposit and/or money market accounts at Bank designated for use in conjunction with Merchant Services.

         1.11 "Draft Capture Service" means the acquisition, electronically by ECHO, of the information necessary to submit a Sales Draft and/or Credit Voucher to Visa and/or MasterCard for Settlement.

         1.12 "Funds Distribution Instructions" means electronic files containing debit and credit instructions pertaining to Merchant Demand Deposit Accounts.

         1.13 "Independent Service Organization" means an Independent Service Organization as defined from time to time by Visa.

         1.14  "MasterCard" means MasterCard International.

         1.15 "MasterCard/Visa Reserve Account" means the demand deposit account at Bank established and funded by ECHO pursuant to the provisions of Section 6.4.5 and to be used to reimburse Bank according to the provisions of Section 6.3.6.

         1.16  "Merchant" means businesses accepting Card.

         1.17 "Merchant Service Provider" means the Merchant Service Provider as defined by MasterCard from time to time.

         1.18 "Merchant Services" means the services provided to Merchant by Bank, or by ECHO on behalf of Bank, under this Agreement.

         1.19 "Pricing Guidelines" means the pricing guidelines established by Bank which are the charges, fees and discounts to be assessed to and collected from Merchants by ECHO for Merchant Services provided on Bank's behalf by ECHO in connection with Bank's Merchant Services program.

         1.20  "Sales Draft" means Merchant's record of Cardholder purchase.

         1.21 "Settlement" means the movement of information and funds via a Settlement Processor or ACH that results in the withdrawal or deposit of funds from Visa and MasterCard member banks per their authorized transactions.

         1.22 "Settlement Data" means the daily sales and return transactions and any adjustments made in processing of Chargebacks or resubmitted rejects needed by the Settlement Processor in connection with each Merchant for each business day.

         1.23 "Settlement Processor" means the entity designated by ECHO to perform the withdrawal or deposit of funds from Visa and MasterCard member banks in conjunction with authorized transactions and the transmission of such funds to the entity entitled thereto.

         1.24 "Settlement Processor Reserve Account" means the ECHO demand deposit account at Bank established and funded by ECHO pursuant to the provisions of Section 6.4.5 and to be used to reimburse Bank according to the provisions of Section 6.3.5.

         1.25  "Total DDA Balances" means the total monthly average funds on
         deposit in   Demand Deposit Accounts and reserve accounts at Bank.

         1.26  "Visa" means Visa U.S.A.

               ARTICLE 2 - REPRESENTATIONS AND WARRANTIES OF ECHO

ECHO represents and warrants that as of the effective date of this Agreement:

         2.1 Due Organization. ECHO is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

         2.2 Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement executed by ECHO is within ECHO's powers, has been duly authorized, and is not in conflict with ECHO's articles of incorporation or by-laws, or the terms of any charter or other organizational document of ECHO; and that this Agreement constitutes a valid and binding obligation of ECHO, enforceable in accordance with its terms.

         2.3 Compliance with Applicable Laws. ECHO has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

         2.4 No Conflict. The execution, delivery and performance by ECHO of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which ECHO is a party or by which ECHO may be bound or affected.

         2.5 No Event of Default. No Event of Default has occurred and is continuing.

               ARTICLE 3 - REPRESENTATIONS AND WARRANTIES OF BANK

Bank represents and warrants that as of the effective date of this Agreement:

         3.1 Due Organization. Bank is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.
         3.2 Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement executed by Bank is within Bank's powers, has been duly authorized, and is not in conflict with Bank's organization certificate or by-laws, or the terms of any charter or other organizational document of Bank; and that this Agreement constitutes a valid and binding obligation of Bank, enforceable in accordance with its terms.

         3.3 Compliance with Applicable Laws. Bank has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

         3.4 No Conflict. The execution, delivery and performance by Bank of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which Bank is a party or by which Bank may be bound or affected.

         3.5 No Event of Default. No Event of Default has occurred and is continuing.



                    ARTICLE 4 - CONDITIONS PRECEDENT OF BANK

         4.1 Required Delivery. The obligation of ECHO to perform any services under this Agreement is subject to the condition that, on or before the date of any requested service by Bank, there shall have been delivered to ECHO, in form and substance satisfactory to ECHO, and duly executed as required by ECHO:

               (a)  This Agreement;

               (b) Any and all documents or agreements required by ECHO to evidence approval by Visa and/or
               MasterCard, of Bank to become a primary credit card processing bank;

               (c) Such authorization documents as ECHO may require evidencing the authorization, validity and enforceability of this Agreement as executed by Bank;

               (d) Evidence from the appropriate governmental or regulatory authority or authorities, if required, such as the Office of the Comptroller of Currency ("OCC"), evidencing the approval and/or consent to any transactions or events related to the implementation of this Agreement and any services and/or transactions contemplated hereby;

               (e) Such other documents, instruments or agreements as ECHO may require.

                    ARTICLE 5 - CONDITIONS PRECEDENT OF ECHO

         5.1 Required Delivery. The obligation of Bank under this Agreement is subject to the condition that, on or before the date of the performance of any activities by Bank hereunder, there shall have been delivered to Bank, in form and substance satisfactory to Bank, and duly executed as required by Bank:

               (a)  This Agreement;

               (b) Such authorization documents as Bank may require evidencing the authorization, validity and enforceability of this Agreement as executed by ECHO;

               (c)  Such other documents, instruments or
               agreements as Bank may require;


                           ARTICLE 6 - DUTIES OF ECHO

ECHO agrees to assist Bank in filing its applications to Visa and MasterCard to become a primary credit card processing bank.

During the term of this Agreement ECHO will, unless Bank otherwise consents in writing:


         6.1   SALES AND MARKETING

               6.1.1 Sales and Marketing Compliance. Conduct its Merchant solicitation activities in strict compliance with the rules and regulations of Visa, MasterCard and this Agreement.

               6.1.2 Use of Employees. Staff sales, installation, service and other positions performing functions under this Agreement with employees who are individuals under the exclusive control of ECHO. Should ECHO determine it necessary, in its sole discretion, to utilize the services of non-employees, ECHO shall be responsible to assure that all acts performed by any such non-employees are conducted in accordance with the terms and conditions of this Agreement.

               6.1.3 Marketing Materials. Produce marketing materials for the purpose of marketing Bank's Merchant Services program. The amount and type of any such marketing materials shall be within the sole discretion of ECHO, provided, however, all such marketing materials shall not be used or implemented by ECHO without the approval of Bank. The cost of creating and producing any such marketing materials shall be the sole cost and expense of ECHO.

               6.1.4 Merchant Documentation. Obtain completed, properly executed applications and other documentation, as required by Bank, from each prospective Merchant, provide same to Bank for review according to Bank's Merchant approval criteria as defined by Bank from time to time.

               6.1.5 Installation and Training. Provide such installation and training activities necessary and adequate for the implementation of Bank's Merchant Services at all Merchant locations.

               6.1.6 Registration of ECHO. Provide Bank with sufficient copies of ECHO's current audited financial statements, as well as any other documentation reasonably necessary to allow Bank to register ECHO as (i) a remote originator with the Federal
               Reserve Board, (ii) Merchant Service Provider ("MSP") with MasterCard, and (iii) an Independent Service Organization
               ("ISO") with Visa on an annual basis. ECHO further agrees to reimburse Bank, upon receipt of written demand, for all out-of-pocket registration fees imposed by Visa and MasterCard and the Federal Reserve Bank, incurred by Bank in connection with the registration of ECHO with Visa and MasterCard and the Federal Reserve Bank, as well as any out-of-pocket costs imposed in connection with Bank's assistance to ECHO as set forth in Section 7.20.

               6.1.7 Registration of Bank. ECHO agrees to reimburse Bank, upon receipt of written demand, for all out-of-pocket registration fees imposed by Visa and MasterCard incurred by Bank in connection with the application of Bank to become a primary credit card processing bank.

               6.1.8 Restriction of Solicitation. After Merchant is approved by Bank, ECHO agrees not to solicit said Merchant to process with another bank during the term of this Agreement. This section, however, shall in no way limit ECHO's rights regarding solicitation and movement of Merchants according to the provisions under Sections 8.12, 8.13, and 8.14.

               6.1.9 Additional Processor. ECHO agrees that Bank may contact with one (1) additional processor and process up to one thousand (1,000) new Merchants per year with said processor during the term of this Agreement.

               6.1.10 No Preference. ECHO shall show no preference among the banks to which it provides Merchant applications regarding the type, quality and credit-worthiness of new Merchant applications referred to Bank versus other banks processed by ECHO, and shall maintain procedures that minimize such a situation from occurring. ECHO will keep a balanced approach to assigning Merchant relationships. If ECHO enters into a Merchant Marketing and/or Processing Agreement with any other bank or financial institution, and such agreement includes Bank's compensation provisions which are more desirable to the Bank than those under this Agreement, the Bank shall have the right to require that this Agreement be amended so that it contains such more favorable provisions. ECHO will advise the Bank of this new agreement with more favorable provisions and will offer the Bank to amend this Agreement accordingly. This section shall apply to ECHO's Agreement signed or to be signed with First Regional Bank.

               6.1.11 Merchant Application Referrals. It is understood that ECHO is in the business, among other things, of soliciting Merchants to process their MasterCard and Visa transactions through banks which banks, after review and approval of the Merchant application, then process those transactions through ECHO. ECHO agrees that it shall incorporate Berkshire Bank Merchant applications into ECHO's standard documentation that ECHO sends to applicant and ECHO further agrees it shall design and monitor its distribution system to assure that one-third (1/3) of ECHO's new Merchant application packets contain Berkshire Bank Merchant Applications. Monthly summary data of all new Merchants establishing a relationship with ECHO for each primary bank shall be provided to Bank and, based upon the percentages of actual new Merchant relationships established with Berkshire Bank, adjustment will be made in the distribution system the following month in an attempt to either increase or decrease the actual results or the desired 1/3 level. ECHO agrees such applications presented to Bank shall be provided prior to review by any other bank with a contract with ECHO.

               If Bank's acceptance percentage, of Merchant applications which meet the acceptance guidelines, is too low to ECHO, then ECHO has the option to reconsider its commitment of one third of new applications to Bank and adjust accordingly.

               ECHO further agrees that if its processing agreement with First Charter Bank is terminated and ECHO has the right to refer, assign or reallocate certain Merchants previously processing through such other bank, then ECHO shall refer to Bank all such Merchants with business locations on the east coast of the United States (defined as being any state bordering on the Atlantic Ocean and any other state which borders on such a state).

         6.2   AUTHORIZATION

         Authorization Services. ECHO agrees to provide computer systems necessary and sufficient to permit Authorization consistent with the requirements of Visa or MasterCard for Merchants utilizing Settlement. ECHO shall not be required to provide Authorization services only to any Merchant.

         6.3   SETTLEMENT

               6.3.1 Update of Settlement Processor Files. Provide appropriate Merchant information directly to the Settlement Processor necessary and sufficient to identify each Merchant to permit Settlement. The decision to commence or terminate a Merchant's processing with Visa or MasterCard shall be the sole decision of Bank.

               6.3.2 Daily Settlement Data. Prepare and transmit to the Settlement Processor, on behalf of Bank, information pertaining to the sales and return transactions and any adjustments made in the processing of Chargebacks or resubmitted rejects in connection with each Merchant for the previous business day. The time for transmission of the daily Settlement Data and the format for such information shall be as agreed between ECHO and the Settlement Processor.

               6.3.3 Settlement Funds. Cooperate with Bank in the process of balancing funds transmitted to Bank by the Settlement Processor's bank.

               6.3.4 Merchant Charges. ECHO agrees to assess each Merchant, either directly or through the ACH system, charges, fees and discounts in such amounts and at such times as set forth in the credit card agreement between Merchant and Bank. Bank and ECHO acknowledge and agree that the nature, type and amounts of each charge, fee or discount to be assessed to each Merchant shall be as agreed upon between Bank and ECHO from time to time.

               6.3.5 Settlement Processor Fees and Charges. At the weekly disbursements, reimburse Bank for all fees and charges incurred by Bank for Settlement services provided to Bank by the Settlement Processor.

               6.3.6 MasterCard/Visa Fees, Charges and Discounts. Reimburse Bank for all fees, charges and discounts incurred by Bank for credit card services provided to Bank by MasterCard and Visa.

               6.3.7 Daily ACH Data. ECHO shall submit ACH Data to fulfill authorized requests and, other than funds tied to lease packages sold to other financial institutions, shall leave funds so procured at Bank for 5 days prior to withdrawal.

        6.4    FUNDS DISTRIBUTION

               6.4.1 Merchant Bank Card Processing Funds. Arrange for all Merchant bank card processing funds to be deposited directly with Bank and available to each Merchant pursuant to the terms of the appropriate Merchant agreement, as amended from time to time, between each Merchant and Bank. ECHO further agrees to provide Bank with all data necessary and sufficient to fully reconcile daily deposit transactions of Merchant bank card processing funds and any further assistance in connection with reconciliation as Bank may request from time to time.

               6.4.2 Funds Distribution Instructions. Each business day, transmit Funds Distribution Instructions to the appropriate Federal Reserve Bank ("FRB") in ACH format.

               6.4.3 Bank Compensation. ECHO agrees that Bank shall be entitled to receive a specified percentage of the sum of each day's sales and return transactions, exclusive of Chargebacks, for each Merchant, payable weekly, and calculated on aggregate monthly sales and return transactions, exclusive of Chargebacks, in accordance with the following table:

                  Percentage
Previous Month Total DDA
Balances
                    00.10%    Less than and up to $20 million
                    00.09%    Greater than $20 million and up
                              to $30 million
                    00.08%    Greater than $30 million and up
                              to $40 million
                    00.07%    Greater than $40 million and up
                              to $50 million
                    00.06%    Greater than $50 million and up
                              to $60 million
                    00.05%    Greater than $60 million
               For this purpose, total DDA balances shall not include DDA balances of Merchants brought by Bank, as more fully defined in
               Section 6.10.

               Bank acknowledges and agrees that it will perform all reasonable activities requested of it by ECHO for the purpose of reconciling each week's sales and return activity for the purpose of assisting ECHO in calculating the amount of compensation payable to Bank.

               6.4.4 ECHO Compensation. As compensation for its services under this Agreement, Bank agrees that ECHO shall be entitled to receive all charges, fees and discounts received from each Merchant, either directly or through the ACH system, subject to ECHO's obligations under Article 6 Section, 6.4, payable weekly.

               6.4.5 Reserve Accounts. ECHO agrees to establish with Bank the following reserve accounts.

                    (a)  Chargeback Reserve Account.

                    (b)  Settlement Processor Reserve Account.

                    (c)  MasterCard/Visa Reserve Account.

               Bank acknowledges and agrees that ECHO shall be the account holder of the Chargeback Reserve Account and is the owner of all funds deposited in the Chargeback Reserve Account, and of all interest on such account which shall accrue at the Bank's then prevailing money market account rate, subject to the terms and conditions of this Agreement, provided, however, that the Bank shall have a perfected security interest in such reserve account to secure all of ECHO's obligations under this Agreement , and provided further that no funds may be withdrawn from the Chargeback Reserve Account without the Bank's consent. Bank shall be the account holder and owner of Settlement Processor and MasterCard/Visa Reserve Accounts.

               ECHO agrees to contribute to each reserve in such amounts and at such times as agreed upon between ECHO and Bank, in writing. A letter defining the initial fee allocations will be signed by both parties to this agreement simultaneous to the signing of the agreement and the same letter format requiring both parties signatories shall be used to make subsequent changes in the future, should it become necessary.

        6.5    CHARGEBACKS

               6.5.1 Reimbursement For Chargebacks and/or Merchant Fraud. Immediately, reimburse Bank for losses actually incurred as a result of Chargebacks and/or Merchant fraud. A loss shall be deemed to have occurred upon receipt of a Chargeback not immediately repaid by the Merchant without Bank being required to take legal action against the Merchant. Bank shall use Merchant's DDA and the Merchant's specific reserve account to cover all Chargebacks prior to ECHO being required to make payment to the Bank. Based upon ECHO's legal counsel's written request for assignment of a specific Merchant
               Agreement for initiation of legal proceedings against Merchant, Bank shall assign the Merchant Agreement to ECHO.
               ECHO shall have the right to notify the Bank that it will not continue to process for any specific Merchant. Such notice shall be given in writing and shall not negate ECHO's reimbursement obligation to the Bank for all transactions presented by the Merchant up to and including the date of receipt by Bank of such notice. Bank may require by written notice that ECHO continue to process for such Merchant, but in such case, Bank shall assume all Chargeback and fraud liability for any activity processed after the day ECHO's notice was given and received by Bank. ECHO shall be responsible for resolving all Chargebacks, fraud claims or processing disputes with Merchants.

         6.6   SECURITY; MONITORING

               6.6.1 Supervision/Monitoring of Chargebacks, Security in New Accounts. Participate with Bank in the performance of security exception monitoring on a daily basis, in accordance with parameters established by Bank and using reports generated by ECHO and the Settlement Processor. Such security exception monitoring shall be undertaken for the purpose of evaluating and identifying Merchants with significant increases in average daily and/or weekly deposits, significant variations in average tickets amounts, significant variations in non-magnetic card entry activity, and any other subsequently identified categories. ECHO further agrees to participate with Bank in researching any Merchant for which Bank and ECHO have identified questionable or suspicious transactions. At Bank's direction, ECHO agrees to follow Bank's policies and procedures for freezing, halting, and/or delaying the availability of ACH fund transfers or suspensions of current day and subsequent deposit or withdrawal activity for any Merchant until such time as Bank informs ECHO to make any ACH fund transfers available to the Merchant. Within 2 business days of preparation, ECHO agrees to provide daily and monthly security reports to Bank. ECHO agrees to notify Bank, promptly upon receipt, of any information received by ECHO pertaining to the insolvency or bankruptcy, of any Merchant or any other adverse information indicating a violation of Visa and/or MasterCard regulations or information indicating illegal activity by or adverse information about any Merchant or any information which may indicate that a Merchant is using the Bank's Merchant Services for other than the sale of products and services initially approved for Merchant's business location. Bank acknowledges and agrees that ECHO has no affirmative obligation or responsibility to seek out any such information pertaining to a Merchant, but only has the obligation to report any such information as it may be received by ECHO from time to time. ECHO agrees to follow Bank's policies and procedures regarding Merchant change of ownership and/or change of address that may occur from time to time. ECHO shall provide access to Bank to ECHO's trouble ticket system that is used to track security issues. ECHO shall provide Bank with means to initiate a trouble ticket if it feels a security issue needs to be addressed.

               6.6.2 Merchant Review After Commencement of Processing. Perform a review of each Merchant application, business activities and retail locations within 60 days after any Merchant processing volume exceeds $30,000.00 per month for the first time.
               Within 10 days after the end of each calendar month, ECHO will provide to Bank a listing of Merchants that meet this criteria for the immediately preceding calendar month. The review of any such Merchant's retail location may include on-going visits to such Merchant's retail location by ECHO field service personnel at ECHO's sole expense. Upon completion of each Merchant review pursuant to this paragraph, ECHO agrees to provide to Bank a written summary of said Merchant review to the Merchant account file within 10 business days of completion.

        6.7    CUSTOMER SERVICE

               6.7.1 Customer Service. Provide customer service to Merchants 7 days a week during the period 3:00 a.m. to 2:00 a.m. Pacific Time. This customer service activity shall be available to Merchants via 800 number line access for the purpose of responding to Merchant inquiries regarding credit card transactions, equipment operation, and repair services offered. At ECHO's sole election and determination, ECHO may provide field service to Merchants.

               6.7.2 Merchant Supplies; Invoice Merchants. Provide all supplies to Merchants needed to participate in Bank's Merchant Services program, such as printer paper, ribbons, extra transaction detail reports, imprinters, and imprinter plates. ECHO shall submit accumulated electronic files to Bank reflecting Merchant charges for supplies, transaction fees, discount fees and equipment lease fees for ECHO's billing each calendar month no later than the 5th business day following the end of each calendar month, utilizing the ACH system. ECHO shall incur the costs of generating and submitting such files and Bank shall be appropriately identified as the source of the automatic deductions notice mailed to Merchants reflecting the deduction of such charges from each Merchant Demand Deposit Account.

               6.7.3 Merchant Qualification. Provide the technical enhancements needed to permit the qualification of Merchant sales and return transactions for any discounted interchange programs offered by Visa and/or MasterCard.

               6.7.4 Electronic File Processing. Coordinate the Authorization, Settlement, Draft Capture Services, electronic deposit, and Chargeback processing services for Bank for Merchant Service by ECHO. Any such services shall be provided via access only to ECHO's proprietary computer system/network, 7 days each week 24 hours a day.

               6.7.5 On-Line Access. Provide Bank with access to individual Merchant's credit card activity. All reasonable costs and expenses such as telecommunication software and hardware costs related to the conduct of such retrieval access to Merchant data files shall be the sole responsibility and liability of Bank.

               6.7.6 Insolvency or Bankruptcy of ECHO. In the event a voluntary or involuntary petition for relief is filed under title 11 of the United States Code by or against ECHO, Bank will not be forced to accept new merchants for processing under this Agreement until this Agreement has been assumed by order of the bankruptcy court, after the appropriate notice and in accordance with the requirements of 11 U.S.C. Section
               365. In addition, neither ECHO nor any trustee that is appointed for ECHO shall be able to assign any right, title, or interest under this Agreement without satisfying the requirements of 11 U.S.C. Section 365, including curing defaults, compensating for damages, and providing adequate assurance of future performance. Bank shall have the right to terminate further processing of merchant transactions through ECHO upon the filing of a Bankruptcy petition by or against ECHO unless, within five business days after the filing of such petition, ECHO shall have provided to Bank a letter of credit, surety bond or other guaranty (collectively referred to as a "Performance Guaranty") from an independent, financially responsible entity, in form and substance satisfactory to Bank, guaranteeing to Bank the full and complete payment and performance of all of ECHO's obligations to Bank under Section
               6.5.1. ECHO shall remain obligated to pay Bank the amount set forth in Section 8.25 in the event of any sale notwithstanding the termination of processing pursuant to this Section provided, however, that for the purpose of calculating the amount owed under Section 8.25, the six month period for averaging purposes shall be the six months prior to the termination of processing. If, after a Performance
               Guaranty is provided, such Performance Guaranty shall lapse or be terminated, then Bank shall again have the right to terminate further processing unless a replacement Performance Guaranty satisfactory to Bank is provided within five business days.


               6.7.7 Disaster Contingency Plan. Provide a contingency plan to assure continuity of service to Merchants by ECHO under this Agreement in the event of disaster. Bank agrees that any technical, operational, software or hardware methods or systems that ECHO discloses to Bank will only be used in the event of and in accordance with occurrences, circumstances and conditions described in the contingency plan. ECHO agrees that any technical, operational, software or hardware methods or systems that Bank discloses to ECHO will only be used in the event of and in accordance with occurrences, circumstances and conditions described in the contingency plan.

               6.7.8  Financial Statements.  Provide Bank with copies of ECHO's
               (i) annual audited financial statements and statement of operations within 10 calendar days of completion, (ii) 10Q and 10K reports within 10 days of filing with the Securities and Exchange Commission, and (iii) should ECHO not remain on NASDAQ, provide Bank with quarterly financial statements within thirty (30) days of the end of each quarter.

         6.8 Financial Covenant. ECHO agrees to remain qualified for NASDAQ. Bank acknowledges and agrees that it shall not be a breach of this covenant if ECHO fails to remain qualified for NASDAQ unless such failure is a material cause of ECHO's inability to perform its duties under this Agreement or due to criminal cause.

         6.9 Training for Bank. During the first month of active processing, and for such longer period as may be reasonably required, ECHO shall provide training and documentation to Bank's personnel in the areas of new Merchant application processing, Settlement, funds distribution, Chargeback processing, security monitoring and customer service. Jack Wilson, Vice President of ECHO, will oversee and coordinate such training.

         6.10 Processing for Bank Solicited Merchants. ECHO shall process for Bank solicited Merchants on a direct external "cost plus 10%" basis and shall provide all services ECHO provides to its own Merchants such as security monitoring, customer service and Chargeback processing to Bank's solicited Merchants. ECHO acknowledges Bank's right to directly solicit up to 250 Merchants per year and ECHO acknowledges that Bank owns Merchants it directly solicits. Bank agrees ECHO will charge Merchant directly for transaction fees and various processing fees that are common to all Merchants and Bank accepts these fees as ECHO's compensation for providing the communications network services. ECHO shall have no rights to set or modify the discount rate of Bank solicited Merchants. ECHO shall treat all Merchants the same for security monitoring purposes but Bank shall be solely responsible for any Merchant losses generated by Bank solicited Merchants.

         6.11 Non-circumvention. Once a Merchant application is delivered to Bank and approved by Bank, ECHO shall take no action, directly or indirectly, to cause such Merchant to switch to another bank or obtain Merchant services through any other bank during the term of this Agreement.

         6.12 Press Releases. Provide Bank with copies of any press release proposed by ECHO pertaining or relating to Merchant Services. ECHO further agrees not to issue any press release pertaining or relating to Merchant Services except in form and content reasonably satisfactory to Bank, except as required by law.


                           ARTICLE 7 - DUTIES OF BANK

During the term of this Agreement Bank will, unless ECHO otherwise consents in writing:

         7.1 Merchant Services Program Management. Establish policies and procedures applicable to the provision of Merchant Services, including, but not limited to, policies and procedures for Merchant qualification, approval, Pricing Guidelines and contracts and agreements to be entered into by Merchants.

         7.2 Registration of ECHO. Register, and annually re-register, ECHO as a Merchant Service Provider ("MSP") with MasterCard and as an Independent Service Organization ("ISO") with Visa.

         7.3 Forms. Provide sufficient copies of all appropriate Merchant applications, agreements, forms, and other documents, including all supplements and addenda thereto, for use by ECHO in connection with its sales and marketing activities to Merchants in connection with Bank's Merchant Services program. Bank agrees that the cost and expense of preparing and providing all of the necessary Merchant applications, agreements, forms and documents shall be the sole responsibility of ECHO.

         7.4 Merchant Documentation. Review applications, agreements, forms, and documentation completed by or with respect to all prospective Merchants utilizing the qualification criteria established by Bank from time to time as the basis for acceptance or rejection of each prospective Merchant. Any decision to accept or reject a prospective Merchant, or terminate an existing Merchant, shall be the sole responsibility of Bank. Bank acknowledges and agrees that it will not accept a prospective Merchant that utilizes paper draft processing.

         7.5 Exclusivity; Non-competition. (i) Market and process its Merchant Services program and all related activities exclusively through and with ECHO during the term of this Agreement and one other processor, as defined in Section 6.1.9., and (ii) not enter into any relationship with any other person or entity which would interfere or compete with ECHO's relationship with Bank pursuant to this Agreement with the sole exception defined in Section 6.1.9. Bank acknowledges and agrees that ECHO may provide its services through other credit card processing banks and financial institutions in addition to Bank pursuant to this Agreement.

         7.6 Registration of ECHO with the Federal Reserve Board. Use its best efforts to register ECHO with the Federal Reserve Bank ("FRB") as a remote originator with ACH or any other registration necessary to permit electronic funds transfer activity in connection with Bank's Merchant Services program.

         7.7 Supervision of Chargeback, Security and New Accounts. Provide oversight supervision of ECHO's management, compliance and reporting functions relating to Chargeback processing, new account management and any other duties agreed upon between Bank and ECHO. Any and all additional costs and expenses incurred by Bank in connection with such supervision shall be the sole responsibility of Bank.

         7.8 Security Exception Monitoring. Perform, in cooperation with ECHO, security exception monitoring on a daily basis, according to parameters established by Bank and using reports generated by ECHO and the Settlement Processor. The security exception monitoring parameters established by Bank shall be provided by Bank to ECHO and the Settlement Provider in writing.

         7.9 Settlement Processor Reports. Cause the Settlement Processor to deliver duplicate daily Settlement reports to ECHO daily, for the immediately preceding business day, in form and content sufficient to permit timely reconciliation of rejects and Chargebacks.

         7.10 ACH Rejects. Each business day, provide ECHO with a list of all ACH rejects received by Bank for the immediately preceding business day in form and content satisfactory to ECHO.

         7.11 Demand Deposit Account Information. Consistent with Merchant Agreement, provide ECHO with the name, account number and account balance, via daily file transmission, of each Merchant Demand Deposit Account with Bank.

         7.12 Dispute of Settlement Processor Charges. Provide all reasonable assistance and information requested by ECHO and deemed by it as necessary to dispute charges assessed to Bank by the Settlement Processor. Bank acknowledges and agrees that its assistance to ECHO shall include, but not be limited to, communication by Bank with the Settlement Processor pertaining to ECHO's relationship with Bank and any disputed fees or charges assessed by the Settlement Processor.

         7.13 Visa and MasterCard Policies and Procedures. Provide ECHO, within 5 calendar days of receipt, with copies of all written materials received from Visa and MasterCard including, but not limited to, each company's credit card interchange policies, procedures, operations manuals, updates, bulletins, rules and regulations necessary and sufficient to permit ECHO to perform all of its duties under this Agreement.

         7.14 Settlement Processor Policies and Procedures. Provide ECHO, within 5 calendar days of receipt, with copies of all written materials received from the Settlement Processor, including, but not limited to, the Settlement Processor's credit card processing policies, procedures, operations manuals, updates, bulletins, rules and regulations necessary and sufficient to permit ECHO to perform all of its duties under this Agreement.

         7.15 Bank Assistance with Visa and MasterCard. Bank will use its best efforts to promote ECHO and its association with ECHO to Visa and MasterCard. Should either Visa or MasterCard make requests upon Bank regarding ECHO or Bank's Merchant Services, Bank will inform ECHO of such requests immediately and, if necessary, assist ECHO in satisfying such requests. Such assistance will not require additional compensation by ECHO to Bank but all expenses incurred by Bank will be paid by ECHO including but not limited to legal fees and administrative expenses. Bank acknowledges this role as a facilitator in such a situation is one of their primary responsibilities in this Agreement. If ECHO is disqualified as an ISO or MSP due to ECHO's actions, Bank shall be under no obligation resulting from this section to promote ECHO.

         7.16 Bank Credit Card Profitability. Within 10 days after the end of each month, provide ECHO with such reports, in form and content satisfactory to ECHO as will demonstrate the on-going profitability of Bank's bankcard department or division.

         7.17 Financial Statements. Provide ECHO with copies of Bank's Annual Report, and Quarterly Call Reports within 10 days of filing.

         7.18 Press Releases. Provide ECHO with copies of any press release proposed by Bank pertaining or relating to Merchant Services. Bank further agrees not to issue any press release pertaining or relating to Merchant Services except in form and content reasonably satisfactory to ECHO, except as required by law.

         7.19 Merchant Termination. Permit ECHO to notify each Merchant on behalf of Bank for which Bank has authorized the termination of the provision of Merchant Services. Bank acknowledges and agrees that, in the event ECHO advises Bank that ECHO will no longer process for a specific Merchant, the Bank will either terminate said Merchant or assume any and all liabilities, including Chargeback and fraud activity, that may arise out of future processing services provided to said Merchant.

         7.20 Settlement Processor Certification. Bank agrees to perform any and all acts reasonably requested of it by ECHO necessary and sufficient to assist ECHO in the process of becoming certified as the authorized Settlement Processor for Bank pursuant to this Agreement. ECHO agrees to reimburse Bank for all out-of-pocket costs incurred by Bank and charged by the Federal Reserve Bank, Visa and/or MasterCard relating thereto.

         7.21 Bank Use of Additional Processor. If Bank contracts with another processor pursuant to Section 6.1.9, Bank acknowledges and agrees such utilization shall only be used to generate one-thousand (1,000) new Merchants per year.

         7.22 Merchant Termination Coordination. Permit ECHO to coordinate and determine the disengagement plan for any Merchant Bank desires to terminate. Such plan shall be provided to Bank in writing within 48 hours of ECHO being informed of the Bank's desire to terminate the Merchant. Such plan shall take no longer than four months to conclude termination and shall contain reductions of at least 10% in processing volume every month. Additionally, such plan shall include a reserve greater than or equal to the six (6) month total Chargebacks processed by Merchant and an on-going contribution to such reserve shall be greater than or equal to the Chargeback to processing ratio for the past six (6) month period. No release of Merchant reserves shall be allowed during the term of the disengagement plan. ECHO's guarantee against Chargeback losses shall be invalid immediately for all Chargeback losses from the Merchant being terminated on the day Bank fails to follow disengagement plan set out by ECHO under this section or takes such action that would negatively affect the disengagement plan in such a way to generate greater liability to ECHO or Bank. If Bank does not accept plan, ECHO's liability shall be limited to Merchant Chargebacks relating to period prior to Bank's termination of said Merchant. All other liabilities of ECHO shall remain in effect.



                               ARTICLE 8 - GENERAL

         8.1 Notices. Any notice given by any party under this Agreement shall be in writing and personally delivered, deposited in the United States mail, postage prepaid, or sent by tested telex, or facsimile transmission or other authenticated message, charges prepaid, and addressed as follows:

TO BANK:


The Berkshire Bank
600 Madison Avenue
New York, NY  10022
Attention:  Moses Krausz
FAX or Telex No.:  (212) 935-
7480
TO ECHO:
Electronic Clearing House, Inc.
28001 Dorothy Drive
Agoura Hills, CA 91301-2697
Attn:  Donald R. Anderson
FAX or Telex No.:  (818) 597-
8999
Each party may change the address to which notices, requests and other communications are to be sent by giving written notice of such change to either party.

         8.2 Binding Effect. This Agreement shall be binding upon and enure to the benefit of ECHO and Bank and their successors and assigns; provided, however, that neither Bank nor ECHO may assign or transfer either party's rights or obligations under this Agreement without the prior written consent of the other party.

         8.3 No Waiver. Any waiver, permit, consent or approval by either party of any event of default or breach of any provision, condition or covenant of this Agreement must be in writing and shall be effective only to the extent set forth in writing. No waiver of any breach or default shall be deemed a waiver of any later breach or default of the same or any other provision of this Agreement. Any failure or delay on the party of either party in exercising any power, right or privilege under this Agreement shall not operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude any further exercise thereof.

         8.4 Rights Cumulative. All rights and remedies existing in this Agreement are cumulative to, and not exclusive of, any other rights or remedies available under contract or applicable law.

         8.5 Unenforceable Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all remaining provisions of this Agreement shall remain valid and enforceable.

         8.6 Execution in Counterparts. This Agreement may be executed in any number of counterparts which, when taken together, shall constitute but one agreement.

         8.7 Further Assurances. At any time or from time to time upon the request of either party, the other party will execute and deliver such further documents and do such other acts as the requesting party may reasonably request in order to effect fully the purposes of this Agreement and provide for the performance of all contemplated acts and activities in accordance with the terms of this Agreement.

         8.8 Indemnification By ECHO. ECHO shall indemnify Bank against, and hold Bank harmless from and against, all claims, actions, losses and expenses, including attorneys' fees and costs incurred by Bank, arising from, related to or in connection with any breach by ECHO of any of its duties or obligations under this Agreement. This indemnification shall survive the termination of this Agreement.

         8.9 Indemnification By Bank. Bank shall indemnify, defend and hold harmless ECHO, from and against all claims, actions, losses, and expenses, including attorneys' fees and costs incurred by ECHO, arising from, related to, and in connection with, any breach by Bank of any of its duties or obligations under this Agreement. This indemnification shall survive the termination of this Agreement.

         8.10 Term. This Agreement will be for an initial term of three years from the effective date set forth in the preamble and full execution hereof and shall be subject to automatic renewals for like periods unless previously terminated by either party in accordance with the terms herein. The automatic extensions are subject to parties not being in default.

         8.11 Non-Circumvention. Bank hereby acknowledges and agrees that ECHO "owns" all Merchants processing under this Agreement with the sole exception of Merchants directly solicited by Bank as defined in Sections 6.10 and 7.5. Bank also acknowledges ECHO's significant investment in Merchant processing services and in building a volume of Merchant processing activity. Bank agrees that it will not attempt to circumvent ECHO by soliciting Merchants who process through ECHO to process through another source or by entering into additional processing relationships that would directly or indirectly jeopardize ECHO's ongoing business or processing revenues, provided, however, Bank and ECHO agree that Bank may solicit Merchants not being processed by ECHO pursuant to Sections
         6.1.9 and 7.21.

         8.12 Termination. Either party may terminate this Agreement, for any reason, or no reason at all, during the first six months with ninety
         (90) days advance written notice. One hundred eighty (180) days advance written notice is required to terminate, for any reason, or no reason at all, after the first six months. If ECHO declares bankruptcy, termination shall be ninety (90) days advance written notice.
         8.13 Termination For Cause. In addition to the termination provisions set forth in Sections 8.12 and 8.14, either Bank or ECHO may terminate this Agreement, for cause, at any time if either party commits fraud or any material breach of this Agreement, or is declared insolvent or bankrupt, and such insolvency or bankruptcy results in that party's inability to perform any of its respective duties under this Agreement. In the event of a material breach, the breaching party will have ninety (90) days to cure after which time, should resolution not be achieved, action can be taken without further notice by the non-breaching party. In addition, ECHO may (i) terminate this Agreement, and (ii) transfer Merchants to any other bank performing Merchant Services for Visa and/or
         MasterCard upon the occurrence of any of the following events:

               i) Bank fails to qualify for, or maintain, Visa or MasterCard qualification as a credit card processing Bank; or
               ii) Bank's capital falls below the level required by the FDIC or the New York State Banking Department to be an "adequately" capitalized bank and Bank does not resolve said issue within ninety (90) days; or
               iii)      Bank is merged with, or acquired by, any other entity
                    and the new entity materially violates the term of this Agreement;

Bank may terminate this Agreement in the event ECHO does not qualify as a remote originator, or if any of the above items under (i) or (ii) were caused by the wilful act of ECHO.

In the event ECHO terminates this Agreement for any of the causes set forth above, Bank agrees to assign all of its rights consistent with Merchant Agreement and Visa/MasterCard regulations under any agreement between Bank and each Merchant, immediately upon ECHO's written request, to any bank identified by ECHO. Bank further agrees to transfer all Merchant files, records, and related documentation to the bank identified by ECHO and to provide all reasonable assistance requested by ECHO in the conversion and transfer of Merchant processing activity, Demand Deposit Accounts, Merchant reserve accounts established under any agreement between Bank and the Merchant, and the Reserve Accounts established pursuant to Section 6.4.5, or any other activity related to the provision of Merchant Services to any bank identified by ECHO. ECHO shall secure the written agreement from any new bank that any reserves funds moved from Bank to new bank shall be available for any and all Chargeback activity that may be presented to Bank while liability exists relating thereto. No termination of this Agreement by Bank pursuant to Sections 8.12 or 8.13 shall affect ECHO's liability to Bank pursuant to Section 6.5.1 for transactions which were processed by ECHO pursuant to this Agreement prior to the actual termination of processing by ECHO. Transfer of Merchants shall not be required of Bank's Merchants.

         8.14 Post Notice Of Termination Relationship. (i) In the event ECHO terminates this Agreement, pursuant to the provisions of Section 8.12, ECHO shall continue to process under the sponsorship of Bank those Merchants approved by Bank under the terms of this Agreement, as well as new Merchants approved by Bank during the period following notice of termination. Adding new Merchants may continue following notice of termination. During such period, following notice of termination, Bank shall not withhold its reasonable approval for any new Merchants marketed and added for processing by ECHO under the terms of this Agreement. All compensation and processing costs shall continue to be paid as set forth under this Agreement following notice of termination and for a period of 1 year following termination. Thereafter, ECHO shall have the right to transfer Merchants to another qualified sponsoring bank and Bank shall execute all necessary transfer and assignment documents, consistent with Merchant Agreement and Visa/Mastercard regulations, to accommodate such transfer and all compensation to Bank shall cease upon transfer of Merchants. Bank shall not solicit Merchants to leave ECHO nor shall ECHO solicit Merchants to leave Bank. (ii) In the event ECHO terminates this Agreement pursuant to any of the provisions of Section 8.13, ECHO shall have the right to transfer Merchants to another qualified sponsoring bank and Bank shall execute all necessary transfer and assignment documents, consistent with Merchant Agreement and Visa/MasterCard regulations, to accommodate such transfer and all compensation to Bank shall cease upon transfer of Merchants. If this Agreement is terminated for cause as defined in Section 8.13, the post termination relationship as set forth in this Section 8.14 does not apply except for ECHO's ability to add new Merchants as provided for in this section. Transfer of Merchants shall not be required of Bank's Merchants.

         8.15 Confidential Information and Trade Secrets. In connection with the services to be rendered by ECHO pursuant to this Agreement, ECHO will be providing Bank with certain information. Bank acknowledges and agrees that such information constitutes the Proprietary Information and trade secrets of ECHO ("Proprietary Information").
         Bank further acknowledges and agrees that such Proprietary
         Information are the sole property of ECHO and that ECHO has the sole right, title and interest thereto, and Bank agrees that it shall not acquire, directly or indirectly, any rights, title or interest in or to any of such Proprietary Information. Bank agrees to treat such Proprietary Information on a secret and confidential basis and shall retain such Proprietary Information in secrecy and confidence during the term of this Agreement and for a period of five years after the termination of this Agreement. The Bank further agrees that access to any such Proprietary Information shall be strictly limited by Bank only to those persons in the Bank who have a need to use or evaluate and review the same. Bank further agrees to undertake all necessary steps to require its employees, agents, representatives and all others to whom it might disclose the Proprietary Information to retain the Proprietary Information in confidence during the term of this Agreement and for a period of five years after the termination of this Agreement. Bank further agrees to keep completely confidential names of any Merchants, banks, lending institutions, corporations, organizations, individual or group of individuals, lenders or borrowers, buyers or sellers, introduced by ECHO or any individual or entity related to ECHO to Bank in connection with this Agreement or any of the transactions contemplated by this Agreement. Such names and identities shall remain confidential during the term of this agreement and for a period of five years thereafter, and such names and identities shall include any telephone numbers, addresses, faxes, telex numbers, et al. Bank further agrees, upon termination of this Agreement, to promptly return any documents or other materials obtained from ECHO prepared and/or delivered by ECHO to or for Bank in connection with this Agreement except to the extent that it is required by law to retain such information or to the extent such information constitutes documentation of financial transactions conducted by Bank. Bank acknowledges and agrees that the services rendered by ECHO under this Agreement and the Proprietary Information provided by ECHO in connection with the rendition of those services are of a special, unique, unusual, extraordinary, and intellectual character, which give this Agreement peculiar value. Bank further acknowledges and agrees that any direct or indirect disclosure, or other improper use, of ECHO's Proprietary Information cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in addition to other remedies provided by law or this Agreement, ECHO shall have the right at any time after this Agreement is entered into, to obtain injunctive relief against the breach of this Agreement by Bank in connection with the direct or indirect disclosure, or other improper use of, ECHO's Proprietary Information. For the purposes of this Agreement, the term
         "Proprietary Information" shall include solely trade secrets of ECHO in which ECHO has a proprietary interest, and shall not include every item of information provided by ECHO to Bank. Bank shall be permitted to provide access to such information in connection with regulatory examinations by state and federal bank regulatory agencies and as part of the audit of its financial condition by its independent public accountants and as otherwise required by law or judicial process.

         8.16 Right of Setoff. Each party shall have a right of setoff with respect to any claims for any breach of this agreement.

         8.17 Assignment. Except as otherwise provided herein, the rights and obligations of Bank and ECHO under this Agreement are personal and not assignable, either voluntarily or by operation of law, without the prior written consent of the other party. Subject to the foregoing, all provisions contained in this Agreement shall extend to and be binding upon the parties hereto or their respective successors and permitted assigns.

         8.18 Legal Fees. In the event of any dispute arising out of or in connection with this Agreement, the prevailing party shall be entitled to recover its reasonable attorney's fees and court costs in addition to any other recovery.

         8.19 Jury Trial Waiver. In the event of any litigation, trial or other proceeding arising out of, related, or in connection with this Agreement, the parties agree that any such litigation, trial or proceeding shall be tried and heard by the Court only and not by a jury trial.

         8.20 State Law.This Agreement shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies without giving effect to the principles of choice of law thereof. For purposes of any lawsuit, action, or proceeding arising out of or relating to this Agreement, Bank and ECHO agree that any process to be served in connection therewith shall, if delivered, sent or mailed in accordance with Section 8.1, constitute good, proper and sufficient service thereof.

         8.21 Headings. The headings listed after each section number in this Agreement are inserted for convenience only, do not constitute a part of the Agreement, and are not to be considered in connection with the interpretation or enforcement of this Agreement.

         8.22 Force Majeure. If performance by either party of any service or obligation under this Agreement is prevented, restricted, delayed or interfered with by reason of labor disputes, strikes, acts of God, floods, lightning, severe weather, shortage of materials, rationing, utility or communication failures, failure of Visa or MasterCard or Settlement Processor, failure or delay in receiving electronic data, earthquakes, war, revolution, civil commotion, acts of public enemies, blockages, embargo, or any law, order, proclamation, regulation, ordinance, demand or requirement having legal effect of any government or any judicial authority or representative of any such government, or any other similar act or omission whatsoever, beyond the reasonable control of such party, then such party shall be excused from the performance to the extent of the prevention, restriction, delay or interference.

         8.23 Entire Agreement. This Agreement, including Exhibits, sets forth all of the promises, agreements, conditions and understandings between the parties respecting the subject matter hereof and supersedes all negotiations, conversations, discussions, correspondence, memorandums and agreements between the parties concerning the subject matter. This Agreement may not be amended or modified except by a writing signed by authorized representatives of both parties to this Agreement.

         8.24 Sale of Merchant Base. Should ECHO decide to sell a portion or all of its processing Merchant portfolio, it agrees to notify Bank in writing at least thirty (30) days prior to taking any action relating thereto. Bank agrees to keep such notice fully confidential.

         8.25 Continual Revenue after Sale. Should ECHO sell Merchants sponsored by Bank, ECHO guarantees Bank shall continue to receive eighteen (18) months of normal monthly revenue from said Merchants either through ECHO's contract with the new owner of Merchants or, in the absence thereof, paid directly from ECHO. The average monthly compensation, including benefit of DDA balances, received by Bank for the prior six month period shall be used to calculate the appropriate compensation due the Bank in the event the Merchants are moved away from the Bank. In the event a partial move of Merchants is done, ECHO shall only be responsible for the difference between what the Bank earns on the Merchants still processing with the Bank and the calculated average monthly earnings to the Bank over the prior six months. As security for all of ECHO's obligations under this Section 8.25, ECHO hereby grants to Bank a security interest in all of ECHO's "ownership" rights with respect to the merchants sponsored by the Bank, which ownership rights shall include, without limitation, the right and ability of ECHO to sell or otherwise transfer to any other entity the right to process such merchants, and any and all other intangible rights related thereto. Simultaneous with the execution of this Agreement, ECHO shall execute UCC-1 financing statements with respect to the security interest granted under this Section and all other security interests set forth in this Agreement. Bank shall also have the right to file financing statements perfecting its security interests without ECHO's signature appearing thereon. In the event of any default, Bank shall have all the rights of a secured creditor under the Uniform Commercial Code.

         8.26 Cross-Selling by Bank. Notwithstanding the restrictions and limitations contained elsewhere in this Agreement, the Bank shall have the right to solicit Merchants to provide additional financial services to such Merchants other than credit and debit card processing.

IN WITNESS WHEREOF, Bank and ECHO have executed this Agreement as of the date set forth in the preamble.

ELECTRONIC CLEARING HOUSE, INC.



By:   \s\ Joel M. Barry
Joel M. Barry - Chairman of the Board and
Chief Executive Officer



THE BERKSHIRE BANK



By:   \s\ Moses Krausz
Moses Krausz - President and
Chief Executive Officer

                                                                  EXHIBIT 10.37




CONTRACT FOR EMPLOYMENT

Electronic Clearing House, Inc., a Nevada corporation, headquartered at 28001 Dorothy Drive, Agoura Hills, California 91301, hereinafter referred to as "Employer", and Larry J. Thomas, hereinafter referred to as "Employee", in consideration of the mutual promises made herein, agree as follows:

ARTICLE 1: EMPLOYMENT

Acceptance of Employment

Section 1.01. Employer hereby employs Employee and Employee hereby accepts employment with Employer.

Term of Employment

Section 1.02. The employment period will begin on October 16, 1997. This agreement and Employee's employment shall continue for a period of four (4) years, after which time said employment shall cease.

ARTICLE 2: DUTIES OF EMPLOYEE

Position Description and Duties

Section 2.01. Employee is hereby hired to perform services for Employer in the capacity of President, and COO of Employer and its wholly-owned subsidiaries existing on the date of this Contract. In the capacity of President, Employee will also fill the remaining term of Employer's current President on Employer's Board of Directors upon a majority vote of the remaining directors as authorized under Employer's bylaws, Article III, section 3.

Time and Attention

Section 2.02. Employee shall devote his entire working energies to his duties contemplated by the Contract excluding those investment activities related to managing his personal assets and the dissolution of XYNet Technologies, Inc.

Satisfactory Performance of Duties

Section 2.03. The employment of Employee is "at will", notwithstanding any other provision contained in this Contract. In the event of termination of Employee prior to the end of the employment period as provided in Section 1.02, the other provisions of the Contract shall continue to apply including Sections 3.08 and 3.09.


Obligations of Third Parties

Section 2.04. Employee warrants and represents that Employee has the ability to enter into this Contract, that entering into and performing under this Contract will not violate Employee's agreement with any third party, and that there exists no restrictions or obligations to any third parties which will restrict Employee's performance of duties under this Contract.


ARTICLE 3:  COMPENSATION

Base Compensation

Section 3.01. For purposes of this Contract, base compensation (hereinafter referred to as "Base Compensation") shall mean $137,500 plus any increase to this amount, either defined under this Contract to occur on the anniversary date of this Contract or approved by the majority vote of Employer's Executive Compensation Committee. Base Compensation for the services rendered by Employee under this Contract in the first year shall be a gross salary, prior to any deductions or withholdings, of $137,500 per year. Automatic raises in the amount of $5,000 per year shall be awarded on each anniversary of this Contract, unless modified upwards by Employer's Executive Compensation Committee.

Stock Options and Restricted Stock

Section 3.02. (a) Employee's presently held 300,000 Employer's stock options will become fully vested upon signing this Contract; however, before exercising such options, Employer requires and Employee agrees that Employee must review any intention to sell stock over the next two years from the date of this Contract with the Employer's Board of Directors. Employee shall be awarded 100,000 options for common stock within one month after signing this Contract, and 100,000 options each year for three additional years within one month after the anniversary of the Contract, issued under the 5 year vesting criteria, as set forth under the Officers' Incentive Stock Option Plan, and having a strike price equal to the existing market bid price on the day of award.

               (b) Employer represents that the 250,000 shares, presently held by Employee since January 31, 1996, are presently freely tradable through a brokered transaction and, after January 31, 1998, shall be tradable as free trading shares under current security law. Employee realizes that his position defines him as a "control" person and, under such designation, Employee shall be required to sell Employer's stock under Rule 144, which has limitations as to the frequency and amount of shares Employee can sell at any time while serving as President and Chief Operating Officer of Employer.

Annual Bonus Target Award/Performance Options/Cash Bonus/Signing Bonus

Section 3.03. (a) Annual Bonus Target Award. On each anniversary date of this Contract, Employee will be paid a bonus in cash that is a percentage of his Base Compensation for the year in which the bonus is earned. The target bonus shall be equal to twenty percent (20%) on the first anniversary, thirty percent (30%) on the second anniversary, forty percent (40%) on the third anniversary, and fifty percent (50%) on the fourth anniversary, provided Employee meets the targeted performance as agreed upon and set each fiscal year of Employer by and between Employer's Chief Executive Officer and Employee and approved by the Board of Directors.

               (b) Performance Options. Employee will be paid incentive options for purchase of Employer's common stock, based on performance standards as outlined below in the following table for Employer's fiscal year-end net earnings and fiscal year-end earnings per share (EPS) of Employer's common stock, as defined in Employee's annual 10K report filed with the Securities and Exchange Commission (SEC) and determined by generally accepted accounting principles:

YR. OPTIONS                           EARNINGS; OPTIONS           EPS
`98 75,000 options on net income of $1,000,000; 75,000 options on EPS of $0.07 `99 75,000 options on net income of $2,000,000; 75,000 options on EPS of $0.14 `00 75,000 options on net income of $3,000,000; 75,000 options on EPS of $0.21 `01 75,000 options on net income of $4,000,000; 75,000 options on EPS of $0.28


Any options granted to Employer's CEO with respect to fiscal years 1998-2001 shall be tied to the above net income performance goals. Due to Employer's approximately $3 million loss carry-forwards, the above earnings goals shall be for the first two years, fiscal 1998 and 1999, will be based on pre-tax earnings. The earnings goals for the last two years of this Contract, fiscal 2000 and 2001, will be based on after-tax earnings as reported in Employer's Form 10-K report to the SEC. Prior to any anniversary date under this Contract, the performance goals as defined above, will be reviewed and, if deemed appropriate, will be modified by Employer's Board of Directors based upon priorities of business and reasonableness of achieving such stated performance.

               (c)  A cash bonus of $75,000 will be paid to Employee if either
1) $10,000,000 in cumulative earnings is achieved, or 2) the Employer's common stock EPS reaches $0.28 at any time during the term of this Contract. Only one $75,000 award is possible under this provision. "Earnings" for this provisions shall be defined as the net income pre-tax for the first two years and net income post-tax for the last two years, based on audited annual financial statements. "EPS" shall be calculated on the basis of outstanding shares of common stock as of the end of any fiscal year or the most recent ending quarter period (that is, outstanding options, warrants and other rights to acquire shares of common stock will not be assumed to have been exercised.)

               (d) A signing bonus of $7,250 will be paid by Employer to Employee on the signing date for signing this Contract.

Vacation Pay

Section 3.04. Employee shall be entitled to paid vacations for 3 weeks(s) per year. Although vacations will be granted at times requested by Employee, Employer reserves the right to determine or approve the vacation time in order to ensure the efficient and orderly operation of the business. Employee is expected to use all vacation time in the year such vacation time is earned, and Employee shall not be able to accrue any vacation time beyond 120 hours (3 weeks).

Group Health Insurance

Section 3.05. As further compensation, Employee is entitled to receive family coverage group health insurance provided by Employer or, at Employee's discretion, Employer agrees to pay for private coverage secured by Employee at an expense each month that is equal to or less than the expense of coverage the Employer would have paid had the coverage been secured by the Employer
under the Employer's insurance policy.   This Employee benefit includes family
health coverage paid monthly by Employer, as well as $9,000 paid toward past health coverage expenses paid by Employee prior to the date of this Contract.

Other Benefits

Section 3.06. In addition to any other benefits or compensation set forth above, Employer offers to Employee, and Employee is entitled to (a) the use of a leased vehicle (with a total retail value of between $25,000 and $35,000) at Employer's sole expense; (b) an Employer paid health club membership; (c) an Employer paid cellular phone and use thereof, (d) participation in Employer's 401(K) plan; and (e) an Employer paid annual physical examination. Employer agrees to pay up to $6,000 annually as an allowance to Employee for disability insurance, financial planning, etc. for the benefit of Employee.

Dissolution, Liquidation or Sale of Employer

Section 3.07. If Employer is dissolved, liquidated or sold, then Employee will receive (a) Base Compensation Employee is earning at the time for one full year; (b) all options granted to Employee shall become fully vested; and
(c) Employee's health insurance will be paid for three (3) months following said dissolution, liquidation, or sale. The definition of a "sale" shall include a merger where Employer is not the surviving entity, acquisition by any party or parties acting in concert of more than 50% of Employer's stock, or acquisition of substantially all of the assets of Employer.

Effect of Termination on Compensation

Section 3.08. Termination Without Cause. (a) In the event of termination of Employee's employment by Employer without cause, Employee shall receive Employee's (i) then current annual Base Compensation if terminated within one year from the date of signing this Contract; (ii) three-quarters (3/4) of Employee's then current Base Compensation if terminated within two years from the date of signing this Contract, and (iii) one-half (1/2) of Employee's then current Base Compensation if terminated within three years from the date of the signing of this Contract. Employee shall also be entitled to Employee's then current Base Compensation that has accrued and been earned prior to the date of termination; (b) Employer shall pay Employee health insurance for three (3) months following the termination date; and (c) any bonuses or performance options that would earn additional options or bonuses shall be pro-rated using the most current quarterly data prepared according to generally accepted accounting principles and as filed in the Employee's 10Q reports to the SEC, to allow such award as of the date of termination and shall be fully vested and earned. Other than as may be provided herein to the contrary, Employee shall be entitled to no further compensation following such date of termination.

Section 3.09. Termination With Cause. Employer may terminate this Contract and Employee's employment for cause. Notwithstanding any other provision of this Contract, in the event of termination for cause Employer shall have no obligation to pay or grant any bonus or performance options with respect to the period following the effective date of termination, and all unexercised options (both vested and unvested) as of that date shall be canceled. Subject to the foregoing, all bonuses earned by Employee prior to the date of termination shall be paid to Employee, provided that any claims by Employer against Employee shall be deducted from any bonuses payable.

"Cause" shall mean: (1) criminal or other unlawful activity, including without limitation any embezzlement, misappropriation, fraud or other theft; (2) dishonesty; (3) neglect of duties; (4) gross carelessness; (5) any statement, act or failure to act that results in the Company incurring criminal or civil liability or that has a direct, substantial, adverse effect on the Company's reputation; or (6) material breach of this Contract.

"Claim" shall mean: (1) any amount advanced in respect to expenses to the extent that the expenses are not authorized or documented in accordance with Company policies; (2) any other amount advanced or loaned to Employee along with accrued and unpaid interest at 10 percent per annum and any collection costs; and (3) any expense, loss, damage or liability arising from any "cause" as defined herein.

Section 3.10. Termination By Employee. Should Employee terminate this Contract at any time during the term of this Contract, Employee shall not receive any severance pay, but will receive all bonuses and performance options as accrued on the date of termination.

Section 3.11. Vesting of Options at End of Term. After the four year term of this Contract has expired, if Employee is not terminated for cause and either Employer or Employee decides not to continue the working relationship, all options granted or having been earned but not formally granted at the time shall be removed from the Officers Stock Option Incentive Plan but shall be made available to Employee at the same timing as would have occurred under the Plan. Employer does not guarantee that any tax benefits that may have been available under the Plan shall be available to Employee under such circumstances and Employer is under no obligation to Employee beyond making options available to Employee at the agreed price and timing as defined at the time of original award of options to Employee.



ARTICLE 4:  EMPLOYER'S RECORDS/TRADE SECRETS

Ownership of Employer's Records

Section 4.01. (a) All records of the accounts of Employer, of any nature, whether existing at the time of Employee's employment, procured through the efforts of Employee, or obtained by Employee from any other source, and whether prepared by Employee or otherwise, shall be the exclusive property of Employer regardless of who actually purchases the original book, record or magnetic storage unit on which such information is recorded.

               (b) All such books and records shall be immediately returned to Employer by Employee on any termination of employment, whether or not any dispute exists between Employer and Employee at, regarding, and/or following the termination of employment.


Restrictions on Use of Trade Secrets and Records

Section 4.02. (a) During the term of employment under this Contract, Employee will have access to and become acquainted with various trade secrets, consisting of formulas, programs, patterns, devices, inventions, processes, compilations of data and information, sources of data and information, records, and specifications, all of which are owned by Employer and regularly used in the operation of Employer's business.

               (b) All files, records, documents, drawings, specifications, programs, equipment and similar items relating to the business of Employer, whether they are prepared by Employer or by Employee, or come into Employee's possession in any other way and whether or not they contain or constitute trade secrets owned by Employer, are and shall remain the exclusive property of Employer. Trade secrets shall be defined as: (i) unpublished financial information, (ii) customer lists, (iii) marketing plans, (iv) financing plans,
(v) staffing plans, (vi) expansion plans, (vii) technical plans and (viii) acquisition plans, as well as other proprietary confidential information designated by the Board of Directors from time to time.

               (c) Employee promises and agrees that Employee shall not misuse, misappropriate, give, sell, furnish, nor disclose, whether for consideration or for no consideration, and whether or not during or following Employee's employment with Employer, or at any other time thereafter, any trade secrets described herein, directly or indirectly, or use them in any way or manner, for Employee's own benefit or the benefit of others, except as required in the course and scope of Employee's employment with Employer. Employee agrees and promises not to make known to other persons, firms, or corporations the names, addresses or any other information of any of Employer's customers or vendors, or call on, solicit, or take away any of the customers of Employer on whom Employee called on or with whom Employee became acquainted with during Employee's employment herein.

               (d) Employee agrees that the use or dissemination of any trade secrets as described above, whether by Employee or by any other person or entity, constitutes unfair trade practice. Employee agrees to not employ unfair trade practices whether during the time of this employ or at any time thereafter.

               (e) Employee agrees to honor confidentiality commitments regarding trade secrets of other parties that he becomes aware of while under the employment of Employer. Employer may make such treatment of trade secrets known to such parties, as it deems appropriate.

               (f) Employee acknowledges Employer's right to seek and secure injunctive relief against any breach of the trade secret provisions contained herein.

               (g) All sections under Article 4 of Contract shall survive termination of Contract for a period of two (2) years.

               (h) Any information about Employer known to the public, through no fault of Employee, any information independently developed by Employee without the use of Employer's trade secrets and any information known by or available to Employee prior to Employee's employment with Employer shall not be deemed to be trade secrets of Employer.


ARTICLE 5:  GENERAL PROVISIONS


Notices

Sections 5.01. Any notices to be given by either party to the other may be effected either by personal delivery in writing or by mail, registered and certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at their last known address as appearing on the books of Employer.


Entire Agreement

Section 5.02. Except for salary and bonuses yet to be paid upon the signing of this Contract, this Contract supersedes any and all other agreements, either oral or written, between the parties with respect to the employment of Employee by Employer for the purposes set forth in Article 2.1, and contains all of the covenants and agreements between the parties with respect to such employment whatsoever. Each party to this Contract acknowledges that no representations, inducements, promises or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement, or promise not contained in this agreement shall be valid or binding. Any modification of this Contract will be effective only if it is in writing and signed by both parties.


Partial Invalidity

Section 5.03. If any provision of this agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall continue in full force and effect without being impaired or invalidated in any manner.


Law Governing Agreement

Section 5.04. This agreement shall be governed by and construed in accordance with the laws of the State of California.


Attorney's Fees and Costs

Section 5.05. If any legal action is necessary or brought in any court or arbitration proceeding, to enforce or interpret the terms of this agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary expenses, in addition to any other relief to which such party may be entitled. This provision shall be construed as applicable to the entire Contract.


                                 Indemnification

Section 5.06. Employer indemnifies Employee in his capacity of Director, President and Chief Operating Officer of Employer and its subsidiaries against any losses, costs, claims, demands, judgments, and the like which are asserted against Employee or suffered by Employee as a result of his performance of his duties under the Contract. This Section 5.06 shall not apply: (1) to the extent that any such loss, cost, claim, demand, judgment or the like results from any act or failure to act by Employee that constitutes "cause" as defined in Section 3.09: (2) if Employee is terminated for cause : or (3) if indemnification is not permitted by law.

This Contract is entered into on October 16, 1997, in the City of Agoura Hills, County of Los Angeles, State of California.

Employer:                           Employee:

\s\ Joel M. Barry                   \s\ Larry J. Thomas

By: Joel M. Barry                   By:Larry J. Thomas
ECHO Chief Executive Officer,
Chairman of the Board

   Approved By:       \s\ Fariborz Hamzei
                      Fariborz Hamzei
                      ECHO Director; Chairman,
                      Executive Compensation Committee