Form 10-K/A
period 1997-09-30
ELECTRONIC CLEARING HOUSE INC
filed 1997-12-30
CIK 721773

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


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 26, 1997 as reported on the NASDAQ National Market, was approximately $11,282,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 26, 1997, Registrant had outstanding 14,976,541 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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


PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Security Matters. . . . . . .19
Item 6.          Selected Consolidated Financial Data. . . . . . .20
Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . .21
Item 8.          Financial Statements and Supplementary Data . . .26
Item 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures . . . . .26

PART III

Item 10.         Directors and Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . . . . . .27
Item 11.         Executive Compensation. . . . . . . . . . . . . .30
Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . .33
Item 13.         Certain Relationships and Related Transactions. .35

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . .36

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


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's Common Stock is limited and sporadic, as indicated by the average monthly trading volume of 1,058,320 shares for the period from October 1996 to September 1997. The above prices represent quotations between NASDAQ dealers, which do not reflect retail markups, markdowns or commissions, and may not represent actual transactions. On December 26, 1997, the closing representative price per share of the Company's Common Stock, as reported through NASDAQ in the over-the-counter market, was $1.00.

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

                                        Year Ended September 30
                                        1997   1996   1995  1994   1993
                                  (Amounts in thousands, except per share)
Statement of Operations Data:
Revenues . . . . . . . . . . .     $18,623  $14,342 $14,101  $9,585$15,867
Costs and Expenses . . . . . .      18,103   14,526  14,238  10,466 16,495
Income (loss) from operations.         520     (184)   (137)   (881)  (628)
Interest expense, net. . . . .        (138)    (228)   (169)    (45)   (210)
Other income (expense), net. .         (50)    (182)    135
Income (loss) before income
 tax benefit (provision)
 and extraordinary items . . .         332     (594)   (171)   (926)  (838)
Income tax benefit (provision)          (4)      (5)     (5)     (5)     (5)
   . . . . . . . . . . . . . .
Net Income (loss). . . . . . .      $  328  ($  599)($  176)($  931)($  843)

Net Income (loss) per share
 -primary. . . . . . . . . . .      $ .025   ($.053) ($.016) ($.117)($.127)
Net Income (loss) per share
 -fully diluted<F1>. . . . . .      $ .017     n/a     n/a     n/a    n/a

Weighted Average Number of
 Common Shares and Equivalents
 Outstanding . . . . . . . . .      19,851   11,297  11,039   7,969  6,645

Balance Sheet Data:
Working Capital surplus (deficit)   $2,054     $238 ($  119)     $6   $625
Current assets . . . . . . . .       3,047    2,254   1,721   4,215  2,563
Total assets . . . . . . . . .       6,084    4,682   4,063   5,963  4,129
Current liabilities. . . . . .         993    2,016   1,840   4,209  1,938
Long-term debt, and payable to
 stockholders and related parties,
 less current portion. . . . .         681      597     724      79    428
Total stockholders' equity . .      $4,410   $2,069  $1,499  $1,675 $1,701

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

Liquidity and Capital Resources

As of September 30, 1997, the going concern opinion, which has been part of the Company's independent accountant's report for the past eleven years, has been lifted. This was mainly due to (i) the Company's working capital ratio as of September 30, 1997 (ii) a profitable fiscal year (iii) a $1,742,000 equipment order from U-Haul International received subsequent to the year end, and a three year agreement with U-Haul executed during fiscal 1997, and (iv) anticipated positive earnings from operations for fiscal 1998.

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

The Financial Statements and Supplementary Data are listed under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K".


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None
                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

                                                         Date first became
Name                                      Position      Officer or Director
Larry Thomas <F1>                        Director, President,   1996
                                         Chief Operating
                                         Officer

Joel M. Barry <F1><F3>                   Chairman of the
                                         Board, Chief Executive
                                         Officer                1986

Donald R. Anderson                       Vice President         1986

Patricia Atlas                           Vice President         1997

Jesse Fong                               Vice President         1994

David Griffin                            Vice President         1990

Jack Wilson                              Vice President         1994

Alice L. Cheung                          Chief Financial
                                         Officer, Treasurer     1996

Donna L. Camras                          Corporate Secretary    1990

R. Marshall Frost                        Counsel                1994

Fariborz Hamzei <F2><F3><F4>             Director               1988

Carl W. Schafer <F1><F2><F3><F4>         Director               1986

Herbert L. Lucas <F1><F3><F4>            Director               1991

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







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



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

                  Percentage
Previous Month Total DDA
Balances
                    00.10%
Less than and up to $20 million
                    00.09%
Greater than $20 million and up
to $30 million
                    00.08%
Greater than $30 million and up
to $40 million
                    00.07%
Greater than $40 million and up
to $50 million
                    00.06%
Greater than $50 million and up
to $60 million
                    00.05%
Greater than $60 million
               For this purpose, total DDA balances shall not include DDA balances of Merchants brought by Bank, as more fully defined in
               Section 6.10.

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

                   TO BANK:
                          TO ECHO:
The Berkshire Bank
600 Madison Avenue
New York, NY  10022
Attention:  Moses Krausz
FAX or Telex No.:  (212) 935-
7480
Electronic Clearing House, Inc.
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