Form 10-Q
period 1997-12-31
ELECTRONIC CLEARING HOUSE INC
filed 1998-01-27
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-Q
                            -------------------------


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the period ended December 31, 1997

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

                    Yes   X                       No

     As of January 23, 1998, there were 14,976,541 shares of the Registrant's Common Stock outstanding.







                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX


                                                                      Page No.

                         PART I.  FINANCIAL INFORMATION


Item 1.        Consolidated Financial Statements:



               Consolidated Balance Sheet                               3
                 December 31, 1997 and September 30, 1997

               Consolidated Statement of Operations                     4
                 Three months ended December 31,
                 1997 and 1996

               Consolidated Statement of Cash Flows                     5
                 Three months ended December 31, 1997 and 1996

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  7
               Financial Condition and Results of
               Operations



                           PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                        10

               Signatures                                              11
PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                 December 31   September 30
                                                    1997           1997
                                                         (Unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . . . .$  948,000  $    772,000
   Restricted cash . . . . . . . . . . . . . . .  446,000        323,000
   Accounts receivable less allowance
    of $993,000 and $1,025,000 . . . . . . . . .1,446,000      1,129,000
   Inventory less allowance of
    $88,000 and $70,000. . . . . . . . . . . . .  873,000        749,000
   Prepaid expenses and other assets . . . . . .   70,000         23,000
   Notes receivable from stockholders
    and related parties less allowance
    of $148,000. . . . . . . . . . . . . . . . .     51,000       51,000

       Total current assets. . . . . . . . . . .  3,834,000    3,047,000

Noncurrent assets:
   Long term receivables . . . . . . . . . . . .  335,000        373,000
   Property and equipment, net . . . . . . . . .1,559,000      1,570,000
   Real estate held for investment, net  . . . .  252,000        252,000
   Other assets, net . . . . . . . . . . . . . .    836,000      842,000

         . . . . . . . . . . . . . . . . . . . .$6,816,000    $6,084,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current
    portion of long-term debt  . . . . . . . . $  135,000     $  150,000
   Accounts payable  . . . . . . . . . . . .       92,000        112,000
   Accrued expenses. . . . . . . . . . . . . . .  1,247,000      731,000

       Total current liabilities . . . . . . . .1,474,000        993,000

Long-term debt . . . . . . . . . . . . . . . . .    670,000      681,000

   Total liabilities . . . . . . . . . . . . . .          2,144,000  1,674,000


Stockholders' equity:
   Convertible preferred stock, $.01 par value,
    5,000,000 shares authorized:
    Series "H", 23,511 shares
     issued and outstanding: . . . . . . . . . .
    Series "K", 325,000 and 375,000
     shares issued and outstanding . . . . . . .    3,000          4,000
    Series "L", 168,000 and 172,000
     shares issued and outstanding . . . . . . .    2,000          2,000
   Common stock, $.01 par value,
    26,000,000 authorized:
    14,976,541 and 14,600,541 shares
     issued; 14,970,300 and 14,594,300
     shares outstanding. . . . . . . . . . . . .  150,000        146,000
   Additional paid-in capital. . . . . . . . . .14,062,000    13,865,000
   Accumulated deficit . . . . . . . . . . . . . (9,545,000)  (9,607,000)

       Total stockholders' equity  . . . . . . .  4,672,000    4,410,000

                                               $6,816,000     $6,084,000

          See accompanying notes to consolidated financial statements.





                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months
                                                      Ended December 31,
                                                       1997         1996
                                                          (Unaudited)
Revenues:
   Bankcard processing revenue . . . . . . . .     $2,652,000  $2,858,000
   Bankcard transaction fees . . . . . . . . .      1,446,000   1,020,000
   Terminal sales and lease revenue  . . . . .         72,000     153,000
   Check guarantee fees  . . . . . . . . . . .         18,000      26,000
   Research and development. . . . . . . . . .          24,000     30,000

       . . . . . . . . . . . . . . . . . . . .      4,212,000   4,087,000

Costs and expenses:
   Bankcard processing . . . . . . . . . . . .      2,979,000   2,883,000
   Cost of terminals sold and leased . . . . .        121,000     153,000
   Check guarantee   . . . . . . . . . . . . .          7,000      10,000
   Customer service. . . . . . . . . . . . . .         98,000     104,000
   Selling . . . . . . . . . . . . . . . . . .          6,000       7,000
   General and administrative. . . . . . . . .        827,000     725,000
   Research and development  . . . . . . . . .        105,000      90,000


                                   . . . . . .      4,143,000   3,972,000

        Income from operations . . . . . . . .         69,000     115,000


Interest income. . . . . . . . . . . . . . . .         21,000      13,000
Interest expense . . . . . . . . . . . . . . .        (27,000)    (65,000)
Loss reserve for notes receivable. . . . . . .              0     (12,000)

        Income before provision for income tax         63,000      51,000


Provision for income tax . . . . . . . . . . .                (1,000)    (1,000)


          Net income   . . . . . . . . . . . .      $  62,000   $  50,000


          Earnings per share   . . . . . . . .      $    .004   $    .004





          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        Three Months
                                                     Ended December 31,
                                                     1997         1996
                                                         (unaudited)
Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . . . $  62,000    $  50,000
   Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
    Depreciation . . . . . . . . . . . . . . . .    62,000       47,000
    Amortization . . . . . . . . . . . . . . . .    22,000
    Provisions for losses on accounts
     and notes receivable. . . . . . . . . . . .   (32,000)      75,000
    Provision for obsolete inventory . . . . . .    18,000        6,000
Changes in assets and liabilities:
    Restricted cash. . . . . . . . . . . . . . .  (123,000)     (18,000)
    Accounts receivable. . . . . . . . . . . . .  (247,000)    (339,000)
    Inventory  . . . . . . . . . . . . . . . . .  (142,000)    (160,000)
    Prepaid expenses and other assets. . . . . .   (47,000)       7,000
    Other assets . . . . . . . . . . . . . . . .   (16,000)     (91,000)
    Accounts payable . . . . . . . . . . . . . .   (20,000)      51,000
    Accrued expenses . . . . . . . . . . . . . .   516,000      479,000


   Net cash provided by operating activities . .    53,000      107,000

Cash flows from investing activities:
    Purchase of equipment. . . . . . . . . . . .   (25,000)     (31,000)


   Net cash used in investing activities . . . .      (25,000)   (31,000)

Cash flows from financing activities:
   Repayment of notes payable. . . . . . . . . .   (52,000)     (38,000)
   Proceeds from issuance of preferred stock . .   200,000
    Common stock warrants exercised. . . . . . .                 44,000
   Proceeds from exercise of stock options . . .                 59,000

   Net cash provided by financing activities . .    148,000      65,000

Net increase in cash . . . . . . . . . . . . . .   176,000      141,000
Cash and cash equivalents at beginning of period   772,000      172,000

Cash and cash equivalents at end of period . . . $ 948,000    $ 313,000





          See accompanying notes to consolidated financial statements.


                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:


     The accompanying consolidated financial statements as of December 31, 1997, and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The result of operations for the three-months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998.

NOTE 2 - Earnings per share:

     Earnings per share is computed based upon the weighted average number of common shares outstanding of 14,793,150 and 11,770,399 for the three-month periods ended December 31, 1997 and 1996, respectively.

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

Result of Operations

Three Months Ended December 31, 1997 and 1996

Revenues.    Electronic Clearing House, Inc. recorded a net income of $62,000 for the first quarter of fiscal year 1998 as compared to a net income of $50,000 in the same period for the prior year, a 24% increase. Overall revenue increased 3% over the same period in the prior year. The increase reflected revenue growth of 6% in bankcard processing and transaction revenue and a 53% decrease in terminal sales and lease revenue over the same period in the prior fiscal year.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue and transaction revenue is primarily from the increase in the number of active retail merchant accounts, modification in the Company's pricing policy with reference to monthly fees, and the increased transaction revenue generated from dealers associated with a major equipment rental customer. As of December 31, 1997, the Company processed for over 8,000 active retail merchant accounts and approximately 6,000 equipment rental dealers located around the country.

The Company's expanding merchant base and profitability is primarily attributable to: (i) the effective sales efforts of an independent processing-related sales organization that presently accounts for about 70% of the Company's new merchant relationships; (ii) the referral from the Company's existing merchant base; (iii) the direct response to the Company's Internet Home Page, which accounts for approximately 20% of the Company's merchant growth; (iv) marketing to targeted retail merchant industry segments which generally have higher discount rates and processing volume as compared to a typical retail merchant; (v) the growing number of installed equipment rental dealers; and (vi) referrals from two new primary banks.
An important contingency related to processing profitability is the consistency and multiplicity of the Company's primary bank relationships. Primary bank relationships are necessary to assure access to the major credit card issuing organizations and the Company currently has four primary bank relationships. Multiple primary bank relationships diminish the potential for disruptions in processing operations that might occur due to changes in management or ownership of one of the Company's primary banks.

The Company's Internet-related product, ECHONLINE, was introduced in January 1997 and has been adopted by several Internet Service Providers (ISP). The Company anticipates additional growth in merchant volume as additional ISP's finalize their interface programs to ECHONLINE.

Revenue related to terminal sales are recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended December 31, 1997 were $72,000 which represented a 53% decrease over the same fiscal
quarter last year.   This was primarily attributable to the declining number
of referrals from one of the Company's leading terminal leasing agents. The Company is introducing ECHOTEL, a method of transaction entry that utilizes the telephone, which is expected to replace the revenues the Company normally recognizes through its terminal leasing activities.

Research and development revenue remained relatively constant for the current fiscal quarter over the same fiscal quarter last year, reflecting development work done for existing customers.

Check guarantee fees decreased by $8,000 for the current fiscal quarter over the same fiscal quarter last year. The reduction is the result of the absence of active marketing or development of the Company's check guarantee services. The Company is currently evaluating whether check guarantee should be retained as a product line and, if retained, what its total product line should include and how it can be effectively marketed outside the state of California.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, increased 3% in the current fiscal quarter over the same fiscal period last year. This was in direct relation to the 6% increase in processing revenues.

Cost of terminals sold and leased decreased 21% in the current quarter of fiscal year 1998 as compared to the same fiscal quarter last year. This relates directly to the 53% decrease in terminal and lease sales.

Research and development expense increased 17% in the current fiscal quarter as compared to the same fiscal quarter last year. This is reflective of the strategic investments made by the Company in programming personnel and specialized developmental equipment.

Check guarantee expense decreased 30% in the current fiscal quarter over the same fiscal quarter in the prior year as a result of the 31% decrease in check guarantee revenue generated.

Selling and general and administrative expenses increased 14% in the current fiscal quarter as compared to the same fiscal quarter last year. This was mainly attributable to the higher employee-related costs associated with the 3% overall revenue increase and the incremental increase in operating costs to support the Company's infrastructure.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had available cash of $948,000, restricted cash of $446,000 in reserve with its primary processing banks and a working capital of $2,360,000.

Accounts receivable net of allowance for doubtful accounts increased $317,000 during the three-month period ended December 31, 1997. This was primarily due to the increase in chargeback receivables from two former merchants. The Company is currently seeking to recover these chargeback receivables through
legal means.   Inventory costs increased $142,000 which was mainly
attributable to the inventory build-up related to an equipment order of 3,100 terminals which are scheduled to be delivered during the second and third fiscal quarters of 1998.

Currently, the Company's cash flow from operations is sufficient to support the research and development costs and marketing costs which would allow the Company to be competitive in the electronic commerce industry.

In January 1998, the United States Postal Service ("USPS") advised the Company that a pilot program, which was initiated in May 1997, has been extended an additional six months. The USPS has requested and agreed to pay for the development of additional features to be incorporated in the terminal-based operating system used in the postal Electronic Money Order Dispenser ("EMOD"). Due primarily to the increased forms costs and a need for consistency in operations, the USPS has decided to utilize a wide forms format for any national EMOD program. This will require that the printer used in the current EMOD system be changed to a wide carriage type of printer. The Company is investigating various printers to determine the one best suited to work in the EMOD environment and will provide its suggestions to the USPS during the extended pilot period.

At December 31, 1997, the ratio of current assets to current liabilities was 2.60:1 as compared to 1.16:1 at December 31, 1996. The Company's debt to equity ratio was .46:1 at December 31, 1997 as compared to 1.30:1 at December 31, 1996.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.







                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ELECTRONIC CLEARING HOUSE, INC.
                               (Registrant)



Date: January 27, 1998         By: \s\Alice Cheung
                                   Alice Cheung, Treasurer and
                                          Chief Financial Officer