Form 10-Q
period 1998-03-31
ELECTRONIC CLEARING HOUSE INC
filed 1998-04-28
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the period ended March 31, 1998

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

                    Yes   X                       No

     As of April 22, 1998, there were 14,976,541 shares of the Registrant's Common Stock outstanding.




                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                            Page No.


Item 1.        Consolidated Financial Statements:


               Consolidated Balance Sheet                               3
                 March 31, 1998 and September 30, 1997

               Consolidated Statement of Operations                     4
                 Three months and six months ended
                 March 31, 1998 and 1997

               Consolidated Statement of Cash Flows                     5
                 Six months ended March 31, 1998 and 1997

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  7
                 Financial Condition and Results of
                 Operations



                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                        12

               Signatures                                              13

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                  March 31, September 30,
                                                    1998        1997
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents  . . . . . . . . . . $  693,000$  772,000
  Restricted cash. . . . . . . . . . . . . . . .  464,000     323,000
  Accounts receivable less allowance of
   $1,235,000 and $1,025,000 . . . . . . . . . .1,997,000   1,129,000
  Inventory less allowance of
   $106,000 and $70,000. . . . . . . . . . . . .1,198,000     749,000
  Prepaid expenses and other assets. . . . . . .     29,000     23,000
  Notes receivable from stockholders and
   related parties less allowance of $148,000. .     87,000     51,000

         .Total current assets . . . . . . . . .  4,468,000 3,047,000

Noncurrent assets:
  Long term receivables. . . . . . . . . . . . .  321,000     373,000
  Property and equipment, net .. . . . . . . . .1,577,000   1,570,000
  Real estate held for investment, net . . . . .  252,000     252,000
  Other assets, net. . . . . . . . . . . . . . .    826,000         842,000

         . . . . . . . . . . . . . . . . . . . .$7,444,000 $6,084,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current
   portion of long-term debt . . . . . . . . .$   128,000  $  150,000
  Accounts payable . . . . . . . . . . . . . . .    768,000   112,000
  Accrued expenses . . . . . . . . . . . . . . .    982,000     731,000

         .Total current liabilities. . . . . . .1,878,000     993,000

Long-term debt . . . . . . . . . . . . . . . . .    643,000     681,000

         .Total liabilities. . . . . . . . . . .          2,521,000   1,674,000


Stockholders' equity:
  Convertible preferred stock, $.01 par value,
   5,000,000 shares authorized:
   Series "H", 23,511 shares issued and outstanding:
   Series "K", 325,000 and 375,000 shares
    issued and outstanding . . . . . . . . . . .    3,000       4,000
   Series "L", 168,000 and 172,000 shares
    issued and outstanding . . . . . . . . . . .    2,000       2,000
  Common stock, $.01 par value, 26,000,000
   authorized:
   14,976,541 and 14,600,541 shares issued;
   14,970,300 and 14,594,300
   shares outstanding. . . . . . . . . . . . . .  150,000     146,000
  Additional paid-in capital . . . . . . . . . .14,062,000 13,865,000
  Accumulated deficit. . . . . . . . . . . . . . (9,294,000) (9,607,000)

         .Total stockholders' equity . . . . . .  4,923,000    4,410,000

         . . . . . . . . . . . . . . . . . . . .$7,444,000 $6,084,000

          See accompanying notes to consolidated financial statements.




                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                            Three Months        Six Months
                                           Ended March 31,    Ended March 31,
                                         1998         1997     1998     1997
                                             (Unaudited)        (Unaudited)
                                           (in thousands)     (in thousands)
Revenues:
  Bankcard processing revenue. . . . . . .$2,638   $3,013    $5,290   $5,871
  Bankcard transactions fees . . . . . . .1,566     1,050     3,012    2,070
  Terminal sales and lease revenue . . . .  920       634       992      787
  Check guarantee fees . . . . . . . . . .   15        20        33       46
  Research and development . . . . . . . .    49       85        73      115

                                          5,188     4,802     9,400    8,889

Costs and expenses:
  Bankcard processing and
   transactions expense. . . . . . . . . .3,201     3,048     6,180    5,931
  Cost of terminals sold and leased  . . .  567       446       688      599
  Check guarantee  . . . . . . . . . . . .    5        13        12       23
  Customer service . . . . . . . . . . . .   91       100       189      204
  Selling. . . . . . . . . . . . . . . . .   10         6        16       13
  General and administrative . . . . . . .  958       826     1,785    1,551
  Research and development . . . . . . . .    99      105       204      195


                         . . . . . . . . . 4,931    4,544     9,074    8,516

          Income from operations . . . . .  257       258       326      373

Interest income. . . . . . . . . . . . . .   22        16        43       29
Interest expense . . . . . . . . . . . . .       (27)  (76)     (54)    (141)
Loss reserve for notes receivable. . . . .            (11)               (23)


          Income before income taxes . . .  252       187       315      238


Provision for income taxes . . . . . . . .    (1)      (1)       (2)      (2)

          Net income   . . . . . . . . . . $  251  $  186   $   313   $  236


          Earnings per share - Basic . . .$ .017   $ .015   $  .021   $ .019

          Earnings per share - Diluted . .$ .012   $ .010   $  .015   $ .013




          See accompanying notes to consolidated financial statements.





                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


         . . . . . . . . . . . . . . . . .

                                                       Six Months
                                                     Ended March 31,
                                                     1998        1997
                                                       (unaudited)
Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . . . . . .313,000     236,000
  Adjustments to reconcile net income to net
    cash (used in) operating activities:
    Depreciation . . . . . . . . . . . . . . . . . .116,000      93,000
    Amortization . . . . . . . . . . . . . . . . . . 51,000        -
    Provision for losses on accounts
     and notes receivable. . . . . . . . . . . . . .210,000     212,000
    Provision for obsolete inventory . . . . . . . . 36,000      12,000
  Changes in assets and liabilities:
    Restricted cash. . . . . . . . . . . . . . . . .(141,000)   (52,000)
    Accounts receivable. . . . . . . . . . . . . . .(1,026,000)(793,000)
    Inventory  . . . . . . . . . . . . . . . . . . .(485,000)  (514,000)
    Prepaid expenses and other current assets. . . . (6,000)     25,000
    Other assets, net  . . . . . . . . . . . . . . .(35,000)   (128,000)
    Accounts payable . . . . . . . . . . . . . . . .656,000     330,000
    Accrued expenses . . . . . . . . . . . . . . . .  251,000   318,000


    Net cash used in operating activities. . . . . .  (60,000)  (261,000)

Cash flows from investing activities:
    Purchase of equipment. . . . . . . . . . . . . .   (97,000)  (69,000)

    Net cash used in investing activities. . . . . .  (97,000)   (69,000)

Cash flows from financing activities:
    Increase in notes receivable from stockholders
     and related parties . . . . . . . . . . . . . .(36,000)       -
    Proceeds from issuance of notes payable. . . . .   -        160,000
    Repayment of notes payable . . . . . . . . . . .(86,000)    (80,000)
    Proceeds from issuance of preferred stock  . . .200,000        -

    Common stock warrants exercised. . . . . . . . .   -        122,000
    Proceeds from exercise of stock options. . . . .     -       59,000

    Net cash provided by financing activities. . . .   78,000   261,000

Net (decrease) in cash . . . . . . . . . . . . . . .(79,000)    (69,000)
Cash and cash equivalents at beginning of period . .    772,000  172,000

Cash and cash equivalents at end of period . . . . .$ 693,000 $ 103,000







          See accompanying notes to consolidated financial statements.

/TABLE

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of March 31, 1998, and for the three and six month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The result of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 1998.

NOTE 2 - Earnings per share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS 128). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 (APB 15). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method of convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. The Company has adopted the provisions of this statement in the quarter ended March 31, 1998. Adoption of this statement did not have a material effect on earnings per share.

     Earnings per share for the three month and six month periods ended March 31, 1998 and 1997 are calculated based on the following number of weighted average shares:

                 Three Months Ended                Six Months Ended
                      March 31,                        March 31,
                   1998        1997               1998           1997

Basic           14,976,541   12,623,556         14,883,838     12,192,290

Diluted         21,503,760   19,401,471         21,429,585     18,877,435






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


Result of Operations

Three Months Ended March 31, 1998 and 1997

Revenues.    Electronic Clearing House, Inc. recorded a net income of $251,000 for the second quarter of fiscal year 1998 as compared to a net income of $186,000 in the same fiscal quarter last year, a 34.9% increase. Overall revenue increased 8.0% over the same period in the prior year. The increase reflected revenue growth of 3.5% in bankcard processing and transactions revenue and a 45.1% increase in terminal sales and lease revenue over the same period in the prior fiscal year.

The increase in processing and transaction revenue is not indicative of the Company's actual growth rate but reflects the net effect of two primary factors, increased security monitoring and the closing of seven major merchant accounts. In 1997, ECHO developed the ECHODETECT program, a highly sophisticated security monitoring system that has allowed ECHO to identify and deal with a problem merchant much sooner than was possible in prior years. This capability has resulted in several decisions to terminate or limit a merchant's processing volume in order to maintain an appropriate risk/reward relationship. In addition to the ECHODETECT system, over the past year, seven large volume merchants, five of which were inter-related in terms of their marketing activities, have chosen to cease operations. Together, this group of seven merchants averaged over nine million dollars per month in processing activity. Despite their departure, ECHO has replaced the lost volume through its marketing and sales activities. Allowing for the departure of these seven merchants, the increase in processing volume would have been 15% rather than 3.5%. In addition to these factors, the increase in bankcard processing revenue and transaction revenue is also due to the modification in the Company's pricing policy with reference to monthly fees and the increased transaction revenue generated from dealers associated with a major equipment rental customer. As of April 1998, the Company processed for over 8,000 active retail merchant accounts and approximately 9,000 equipment rental dealers located across the country.

The Company's expanding merchant base and profitability is primarily attributable to: (i) the direct response to the Company's Internet Home Page, customer referral, and new sales offices for the Company, which account for approximately 45% of the Company's merchant growth; (ii) the effective sales efforts of several independent processing-related sales organizations that presently account for about 50% of the Company's new merchant relationships;
(iii) the referral from the Company's two new primary banks; and (iv) the growing number of installed equipment rental dealers. In addition to its own sales efforts in the greater Los Angeles area, the Company has negotiated to open direct sales offices in the following areas: Utah, Minnesota, Missouri, Pennsylvania and New Jersey. Establishment of these offices were deemed necessary to 1) effectively honor the new merchant commitments to ECHO's new processing banks and 2) to initiate a national sales network to distribute ECHO services and products. Compensation to the sales office is primarily commission-based and little, if any, direct sales expense shall be realized as a result. Additional offices are under consideration.

A new feature, the ECHOLINK service, has been added to the Company's Internet suite of products and is in beta testing with approximately thirty merchants. The ECHOLINK service allows a merchant to securely review all of his historic processing data over the Internet. A capability of the ECHOLINK program that appears to have significant value to the merchant is next-day knowledge of chargeback activity. A chargeback is a reversal of a sales transaction initiated by the cardholder through the card issuing bank. Normally, banks advise merchants of chargebacks by mail and, since both Visa and MasterCard allow a limited number of days for a merchant to refute a chargeback, next-day access to such activity is a significant advantage to a merchant. The ECHOLINK program also provides a merchant with a full and immediate history of all debit and credit transactions for any credit card holder that submits a chargeback. This allows the merchant to quickly determine if they have already credited a particular customer and, if they have, reverse the chargeback. The Company's ECHOLINK service thereby 1) eliminates a merchant's need to spend excessive time investigating a chargeback and looking for source documents; 2) stops inadvertent double credits from occurring; (3) reduces the amount of mail and paperwork normally associated with chargebacks; and 4) saves considerable time in responding to chargeback activity.

After the completion of the beta program, presently scheduled for May 30, 1998, the Company intends to charge a monthly access fee for its ECHOLINK service and a small transaction fee for each transaction stored in the ECHOLINK database. Access and retrieval by merchants of their specific data will be unlimited. Based upon the growing functionality of the Company's Internet suite of products with features such as the ECHOLINK service, the Company anticipates additional growth in merchant volume when the ECHOLINK service is officially released to all merchants.

The ECHONLINE system, one of the Company's Internet-related products, allows fast credit card authorization and deposit using the Internet as the delivery channel. The Company has offered direct, secure Internet credit card authorization and settlement services since January 1997, and believes it was one of the first processors to accept transactions over the Internet. Approximately 40 credit card Internet Service Providers have certified to process through the ECHONLINE system. The Company is presently designing additional features for its Internet-related service that will further distinguish the Company as a leader in secure Internet-based processing. These services are anticipated to include fulfillment tracking, merchant/mall hosting services, and membership-based access systems. The Company believes these services, combined with its existing seven-day-a-week Customer Support capability, positions it well to serve the growing Internet marketplace.

In February 1998, the Company announced its release of the ECHOTEL system, a low-cost processing solution for small volume merchants and/or home-based businesses who wish to accept credit cards. The ECHOTEL system allows a common touchtone telephone to be used as an entry device, eliminating the merchant's need to purchase higher cost point-of-sale processing equipment. The ECHOTEL program is presently being marketed in four methods: 1) through home business seminars; 2) in a telemarketing campaign; 3) as an in-box flyer with several retail software products; and 4) through direct mail to franchises and multi-level marketing organizations.

The market segment of home-based merchants has tens of thousands of members and is one of the fastest growing market segments in today's merchant marketplace. The Company intends to continue to market to this niche merchant base and in so doing: 1) secure significant application fee income at the initiation of each new ECHOTEL relationship; 2) establish a positive relationship with thousands of small merchants that may, in a percentage of cases, turn into future point-of-sale equipment sales and higher processing revenues; 3) establish an annual renewal fee income (previously not a norm in this industry); and 4) promote ECHO as a credit card processor who has designed and enabled several cost-effective data entry methods for merchants to utilize as they grow.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended March 31, 1998 were $920,000 which represented a 45.1% increase over the same fiscal quarter last year. The increase reflected the delivery of approximately 1,500 systems to a national rental organization in the current fiscal quarter versus 700 systems in the same fiscal quarter last year. Another 1,600 systems are scheduled to be delivered in the third quarter of fiscal 1998. The systems are actively being installed in dealer locations by the national rental organization and a majority of the new systems are expected to be operational by June 1, 1998, when the high volume summer rental season arrives. The Company has reviewed and, as necessary, upgraded its data center processing systems to assure that the added transaction volume from the new systems can be handled with confidence.

Research and development revenue decreased 42.3% for the current fiscal quarter over the same fiscal quarter last year, reflecting less development work done for customers. A current development project has been initiated at the request of the United States Postal Service (USPS). The Company provided software and hardware to the USPS for the development and deployment of automated money order dispensing systems under a pilot program in Texas. The pilot program was focused on providing automation to low volume USPS offices and the pilot was extended in January 1998 for six months. At the time of the extension, the USPS authorized the Company to design additional features in the overall system and such enhancements are the primary basis of the current development project. Recently, the USPS has requested the integration of the terminal provided by the Company to operate with specific printers the USPS uses in its higher volume locations. This request is an indication that its terminal is under consideration, the Company believes, for a broader use in the USPS environment in the higher volume offices but no assurance of such use can be given at this time.

Check guarantee fees decreased by $5,000 for the current fiscal quarter when compared with the same fiscal quarter last year. The reduction is the result of the absence of active marketing or development of the Company's check guarantee services. The Company has determined that it should continue its check guarantee service and anticipates adding check verification and check truncation on a national basis. Check verification is a service that, for a small transaction fee, allows a merchant to interrogate a negative file of bad check writers to see if a current check writer is in the file. No guarantee is given and the merchant must make the decision themselves on taking a check if the writer is found to be in the negative file. Check truncation includes check verification and immediately converts a paper check into an electronic settlement transaction at the merchant's location. Several national databases of negative check writers are available to the Company and evaluation of these sources is presently underway to determine which database would best meet the Company's and merchants' needs.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, increased 5.0% in the current fiscal quarter over the same fiscal period last year. This was in direct relation to the 3.5% increase in processing and transaction revenues.

Cost of terminals sold and leased increased 27.1% in the second quarter of fiscal year 1998 as compared to the same fiscal quarter last year. This relates directly to the 45.1% increase in terminal and lease sales for the second fiscal quarter.

Research and development expense for the current fiscal quarter remained relatively constant when compared with the same fiscal quarter last year. This is reflective of the on-going investments made by the Company both in programming personnel and specialized developmental equipment.

Check guarantee expense decreased $8,000 for the current fiscal quarter when compared with the same fiscal quarter in the prior year. This is consistent with the $5,000 decrease in check guarantee revenue.

Selling and general and administrative expenses increased 16.3% in the current fiscal quarter as compared to the same fiscal quarter last year. This was mainly attributable to the higher employee-related costs associated with the 8.0% overall revenue increase and the incremental increase in operating costs to support the Company's infrastructure.


Six Months Ended March 31, 1998 and 1997

Revenues.    Electronic Clearing House, Inc. recorded a net income of
$313,000 for the six months ended March 31, 1998 as compared to a net income of $236,000 for the same period last fiscal year, an increase of 32.6%. This is reflective of the 4.5% increase in processing and transaction revenue and the 26.0% increase in terminal sales.

As a percentage of total revenue, processing and transaction revenue accounted for 88.3% of the total revenue for the six month period ended March 31, 1998 as compared to 89.3% for the same period in the prior fiscal year. Terminal sales accounted for 10.6% of the total revenue for the six months ended March 31, 1998 as compared to 8.9% for the same period in the prior fiscal year.

Research and development revenue decreased 36.5% for the six months ended March 31, 1998 as compared with the same six month period last year. This was primarily a result of less software engineering development work requested by existing customers.

Check guarantee fees decreased $13,000, a 28.3% decrease for the six months ended March 31, 1998 over the same period last year.

Overall, the Company's total revenue increased 5.7% for the six months ended March 31, 1998 as compared to the same six month period last year.

Cost and Expenses.   Processing-related expenses increased 4.2% for the six
months ended March 31, 1998 as compared to the same six month period last year. This is consistent with the 4.5% increase in processing and transaction revenue. Gross margin on bankcard processing remained constant at 25.6% for the six months ended March 31, 1998 as compared to 25.3% for the same six months ended March 31, 1997.

Cost of terminals sold and leased increased 14.9% for the six month period ended March 31, 1998 as compared to the same six month period last year. This was in direct relation to the 26.0% increase in terminal sales and lease revenue. Gross margin improved from 23.9% for the six month period ended March 31, 1997 to 30.6% for the six month period ended March 31, 1998.

Research and development expense increased 4.6% for the six month period ended March 31, 1998 as compared to the same six month period last year. This reflects the on-going strategic investments made by the Company in order to be competitive in the electronic commerce industry.

Selling and general and administrative expenses increased 15.1% for the six months ended March 31, 1998 over the same six months period last year. As a percentage of total revenue, selling and general and administrative expenses increased from 17.6% for the six months ended March 31, 1997 to 19.2% for the six months ended March 31, 1998. This is mainly due to the higher employee-related costs in order to support the growth of the Company, and the increase in legal expenses in pursuing chargeback receivables from certain former merchants.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had available cash of $693,000, restricted cash of $464,000 in reserve with its primary processing banks and a working capital of $2,590,000.

Accounts receivable, net of allowance for doubtful accounts, increased $868,000 during the six month period ended March 31, 1998. This was primarily due to the shipment of 1,500 systems to a major equipment rental customer at the end of this current quarter and the increase in chargeback receivables from two former merchants. The Company is currently pursuing recovery of
these chargeback receivables through legal means.   Inventory costs increased
$449,000 which was attributable to the inventory build-up related to an equipment order of approximately 1,600 systems which are scheduled to be delivered during the third fiscal quarter of 1998.

At the present, the Company's cash flows from operations is sufficient to support the current level of research and development costs and marketing costs which would allow the Company to remain competitive in the electronic commerce industry.

The Company's current ratio improved from 1.83 to 1 at March 31, 1997 to 2.38 to 1 at March 31, 1998. The Company's debt to equity ratio also improved from
 .72 to 1 at March 31, 1997 to .51 to 1 at March 31, 1998.

PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ELECTRONIC CLEARING HOUSE, INC.
                                                  (Registrant)



Date: April 28, 1998                          By:  \s\Alice Cheung

                                              Alice Cheung, Treasurer and
                                              Chief Financial Officer