Form 10-Q
period 1998-06-30
ELECTRONIC CLEARING HOUSE INC
filed 1998-08-03
CIK 721773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

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

                    Yes   X                  No


     As of July 31, 1998, there were 15,100,541 shares of the Registrant's Common Stock outstanding.









                    ELECTRONIC CLEARING HOUSE, INC.


                                 INDEX

                    PART I.  FINANCIAL INFORMATION

                                                            Page No.




Item 1.        Consolidated Financial Statements:



               Consolidated Balance Sheet                     3
                 June 30, 1998 and September 30, 1997

               Consolidated Statement of Operations           4
                 Three months and nine months ended
                 June 30, 1998 and 1997

               Consolidated Statement of Cash Flows           5
                 Nine months ended June 30, 1998 and 1997

               Notes to Consolidated Financial Statements     6

Item 2.        Management's Discussion and Analysis of        8
               Financial Condition and Results of
               Operations



                      PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K              14

               Signatures                                    15

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                 ELECTRONIC CLEARING HOUSE, INC.
                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                            June 30September 30
                                             1998     1997
                                              (Unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . .$  1,917,000$    772,000
 Restricted cash . . . . . . . . . . . . .  531,000  323,000
 Accounts receivable less allowance of $1,804,000 and $1,025,000933,0001,129,000 Inventory less allowance of $162,000 and $70,000682,000749,000
 Prepaid expenses and other assets . . . .    19,000     23,000
 Notes receivable from stockholders and
  related parties less allowance of $148,000     87,000     51,000

    Total current assets . . . . . . . . .  4,169,0003,047,000

Noncurrent assets:
  Long term receivables. . . . . . . . . .  318,000  373,000
  Property and equipment, net .. . . . . .1,600,0001,570,000
  Real estate held for investment, net . .  252,000  252,000
  Other assets, net. . . . . . . . . . . .    836,000         842,000

                                         $7,175,000$6,084,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current portion of
  long-term debt                         $  111,000  $   150,000
 Accounts payable  . . . . . . . . . .       41,000      112,000
 Accrued expenses. . . . . . . . . . . . .   99,000      731,000

    Total current liabilities. . . . . . .1,151,000      993,000

Long-term debt . . . . . . . . . . . . . .  655,000      681,000

    Total liabilities. . . . . . . . . . .1,806,000    1,674,000


Stockholders' equity:
 Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
  Series "H", 23,511 shares issued and outstanding
  Series "K", 325,000 and 375,000 shares issued and outstanding3,0004,000 Series "L", 168,000 and 172,000 shares issued and outstanding2,0002,000
 Common stock, $.01 par value, 26,000,000 authorized:
  15,090,541 and 14,600,541 shares issued; 15,084,300 and
  14,594,300 shares outstanding. . . . . .  151,000  146,000
 Additional paid-in capital. . . . . . . .14,124,00013,865,000
 Accumulated deficit . . . . . . . . . . . (8,911,000) (9,607,000)

    Total stockholders' equity . . . . . .  5,369,000    4,410,000

                                         $7,175,000$6,084,000

     See accompanying notes to consolidated financial statements.






                   ELECTRONIC CLEARING HOUSE, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS




                                          Three Months  Nine Months
                                          Ended June 30Ended June 30
                                        1998        19971998         1997
                                           (Unaudited)  (Unaudited)
Revenues:
 Bankcard processing revenue . . . . $3,344,000$2,881,000$8,634,000$8,752,000
 Bankcard transactions fees. . . . . .1,790,000 1,288,000 4,802,000 3,358,000
 Terminal sales and lease revenue. . . .927,000 1,426,000 1,919,000 2,213,000
 Check guarantee fees  . . . . . . . . . 14,000    19,000    47,000    65,000
 Research and development. . . . . . . . 31,000    38,000   104,000   153,000

                                      6,106,000 5,652,00015,506,00014,541,000

Costs and expenses:
 Bankcard processing and transactions
  expense                             4,050,000 3,223,000 10,230,000 9,154,000
 Cost of terminals sold and leased . . .582,000 1,002,000  1,270,000 1,601,000
 Check guarantee   . . . . . . . . . . .  5,000     7,000     17,000    30,000
 Customer service  . . . . . . . . . . . 96,000   104,000    285,000   308,000
 Selling, general and administrative . .873,000   928,000  2,674,000 2,492,000
 Research and development  . . . . . . . 85,000    98,000    289,000   293,000




                                      5,691,000 5,362,000 14,765,00013,878,000

      Income from operations . . . . . .415,000   290,000    741,000   663,000

Interest income. . . . . . . . . . . . . 33,000    19,000     76,000    48,000
Interest expense . . . . . . . . . . . .(26,000)  (52,000)   (80,000)(193,000)
Forfeited deposit. . . . . . . . . . . .(35,000)             (35,000)
Loss reserve for notes receivable. . . .          (23,000)            (46,000)

     Income before provision for
       income taxes                     387,000   234,000    702,000  472,000


Provision for income taxes . . . . .     (4,000)   (1,000)   (6,000)  (3,000)

          Net income . . . . . . . . .$ 383,000 $ 233,000 $ 696,000 $  469,000


          Earnings per share - Basic  $   0.026 $   0.016 $   0.047  $   0.036

          Earnings per share - Diluted$   0.018 $   0.011 $   0.032  $   0.024





    See accompanying notes to Consolidated Financial Statements.




                     ELECTRONIC CLEARING HOUSE, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS




                                                  Nine Months
                                                Ended June 30,
                                                 1998    1997
                                                  (unaudited)
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . .$696,000$469,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation  . . . . . . . . . . . . . . . .169,000142,000
  Amortization. . . . . . . . . . . . . . . . .69,000    -
  Provisions for losses on accounts and notes receivable779,000488,000
  Provision for obsolete inventory. . . . . . .92,000  34,000
  Fair value of stock issued in connection with legal settlement-12,000 Changes in assets and liabilities:
  Restricted cash . . . . . . . . . . . . . . .(208,000)28,000
  Accounts receivable . . . . . . . . . . . . .(528,000)(898,000)
  Inventory . . . . . . . . . . . . . . . . . .(25,000)(367,000)
  Prepaid expenses and other assets . . . . . . 4,000   5,000
  Other assets, net . . . . . . . . . . . . . .(63,000)(146,000)
  Accounts payable  . . . . . . . . . . . . . .(71,000)181,000
  Accrued expenses. . . . . . . . . . . . . . .  268,000   163,000


 Net cash provided by operating activities. . .1,182,000    111,000

Cash flows from investing activities:
  Purchase of equipment.. . . . . . . . . . . .  (142,000)  (100,000)


 Net cash used in investing activities. . . . .     (142,000)   (100,000)

Cash flows from financing activities:
 Increase in notes receivable from stockholders
  and related parties . . . . . . . . . . . . .(36,000)  -
 Proceeds from issuance of notes payable. . . .  -    150,000
 Repayment of notes payable . . . . . . . . . .(122,000)(139,000)
 Proceeds from issuance of preferred stock  . .200,000   -
    Proceeds from common stock warrants exercised50,000129,000
 Proceeds from exercise of stock options. . . .    13,000    59,000

 Net cash provided by financing activities. . .    105,000   199,000

Net increase in cash. . . . . . . . . . . . . .1,145,000210,000
Cash and cash equivalents at beginning of period   772,000   172,000

Cash and cash equivalents at end of period. . .$1,917,000$ 382,000



      See accompanying notes to consolidated financial statements.



                 ELECTRONIC CLEARING HOUSE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of June 30, 1998, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The result of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 1998.

NOTE 2 - Earnings per share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS 128). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 (APB 15). Basic EPS is calculated as income available to common shareholders divided by the weightedaverage number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method of convertible securities and the treasury stock method for options and warrants as prescribed by APB
15. The Company has adopted the provisions of this statement in the quarter ended March 31, 1998. Adoption of this statement did not have a material effect on earnings per share.

     Earnings per share for the three month and nine month periods ended June 30, 1998 and 1997 are calculated based on the following number of weighted average shares:

              Three Months Ended        Nine Months Ended
                   June 30,                 June 30,
                 1998     1997           1998      1997

Basic          15,026,78314,399,223     14,931,48612,927,935

Diluted        21,933,80420,729,224     21,818,83019,480,881


NOTE 3 - Non-cash transactions

Significant non-cash transaction for the nine months ended June 30, 1998 was as follows:

  - Capital equipment of $57,000 was acquired under capital leases


Significant non-cash transactions for the nine months ended June 30, 1997 were as follows:

  - $900,000 of convertible notes were converted into 2,200,000 shares of the Company's common stock

  - 82,345 shares of common stock were issued in settlement of $69,000 of the Company's obligations

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



Result of Operations

Three Months Ended June 30, 1998 and 1997

Revenues.    Electronic Clearing House, Inc. recorded a net income of $383,000 for the third quarter of fiscal year 1998 as compared to a net income of $233,000 in the same fiscal quarter last year, a 64.4% increase. Overall revenue increased 8.0% over the same period in the prior year. The increase reflected revenue growth of 23.1% in bankcard processing and transactions revenue which is partially offset by a 35.0% decrease in terminal sales and lease revenue over the same period in the prior fiscal year.

The increase in processing and transaction revenue can be attributable to three areas. First, the increase in processing volume from its growing merchant base along with an overall rate increase assessed against the entire merchant base as a result of the interchange rate increases announced by Visa and MasterCard in April 1998. Secondly, the increase in inventory transaction volume with U-Haul International due to additional systems deployed during the current year. Lastly, the implementation of certain industry specific fees in the current fiscal year.

In 1997, ECHO developed the ECHODETECT program, the automated risk/fraud detection systems which is now fully operational. ECHODETECT has proven to be very effective in identifying and limiting fraudulent activity for the Company. This capability has also resulted in several decisions to terminate or limit a merchant's processing volume in order to maintain an appropriate risk/reward relationship.



A new feature, the ECHOLINK service, has been added to the Company's Internet suite of products and is in final beta phase with approximately thirty merchants. The ECHOLINK service allows a merchant to securely review all of his historic processing data over the Internet. A capability of the ECHOLINK program that appears to have significant value to the merchant is next-day knowledge of chargeback activity. A chargeback is a reversal of a sales transaction initiated by the cardholder through the card issuing bank. Normally, banks advise merchants of chargebacks by mail and, since both Visa and MasterCard allow a limited number of days for a merchant to refute a chargeback, next-day access to such activity is a significant advantage to a merchant. The ECHOLINK program also provides a merchant with a full and immediate history of all debit and credit transactions for any credit card holder that submits a chargeback. This allows the merchant to quickly determine if they have already credited a particular customer and, if they have, reverse the chargeback. The Company's ECHOLINK service thereby
1) eliminates a merchant's need to spend excessive time investigating a chargeback and looking for source documents; 2) stops inadvertent double credits from occurring; (3) reduces the amount of mail and paperwork normally associated with chargebacks; and 4) saves considerable time in responding to chargeback activity.

The Company intends to charge a monthly access fee for its ECHOLINK service and a small transaction fee for each transaction stored in the ECHOLINK database. Access and retrieval by merchants of their specific data will be unlimited. Based upon the growing functionality of the Company's Internet suite of products with features such as the ECHOLINK service, the Company anticipates additional growth in merchant volume when the ECHOLINK service is officially released to all merchants in the fourth quarter of fiscal 1998.

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

The market segment of home-based merchants is one of the fastest growing market segments in today's merchant marketplace. The Company intends to continue to market to this niche merchant base and in so doing: 1) secure significant application fee income at the initiation of each new ECHOTEL relationship;
2) establish a positive relationship with potentially thousands of small merchants that may, in a percentage of cases, turn into future point-of-sale equipment sales and higher processing revenues; 3) establish an annual renewal fee income (previously not a norm in this industry); and 4) promote ECHO as a credit card processor who has designed and enabled several cost-effective data entry methods for merchants to utilize as they grow.



Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended June 30, 1998 were $926,000 which represented a 35.0% decrease over the same fiscal quarter last year. The decrease reflected the delivery of approximately 1,600 systems to U-Haul International in the current fiscal quarter versus 1,700 U-Haul systems and 175 systems to the United States Postal Service ("USPS") under a pilot program awarded to the Company in the same fiscal quarter last year. The systems are actively being installed in dealer locations by the national rental organization and a majority of the new systems are expected to be operational by July 31, 1998, when the high volume summer rental season arrives. The Company has reviewed and, as necessary, upgraded its data center processing systems to assure that the added transaction volume from the new systems can be handled with confidence.

Research and development revenue decreased $7,000 for the current fiscal quarter over the same fiscal quarter last year. The Company provided software and hardware to the USPS for the development and deployment of automated money order dispensing systems under a pilot program awarded to Computer
Based Controls Inc.("CBC"), a wholly owned subsidiary of the Company. The
USPS extended the pilot program in January 1998 to incorporate additional features into the overall systems. CBC designed and implemented the requested features and a successful First Article Test of the new features was completed by the USPS in late June of 1998. Completion of this phase of the pilot program was deemed successful by the USPS on July 7, 1998. Additional features are being incorporated to further reduce paperwork and increase the speed of service, two primary goals of the USPS. To meet this need, the USPS has now authorized a follow-on project to the original pilot program. Additionally, the USPS has requested the integration of the terminal provided by the Company to operate with specific printers the USPS uses in its higher volume locations.

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

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, increased 24.6% in the current fiscal quarter over the same fiscal period last year. This was in direct relation to the 23.1% increase in processing and transaction revenues. Furthermore, management has decided to provide additional reserve against certain chargeback receivables from several former merchants during the current quarter due to the uncertainty of a full recovery. The Company is aggressively pursuing to recover these chargeback receivables through legal means.

Cost of terminals sold and leased decreased 41.9% in the second quarter of fiscal year 1998 as compared to the same fiscal quarter last year. This relates directly to the 35.0% decrease in terminal and lease sales for the current fiscal quarter.

Research and development expense for the current fiscal quarter remained relatively constant when compared with the same fiscal quarter last year. This is reflective of the on-going investments made by the Company both in programming personnel and specialized developmental equipment.

Check guarantee expense decreased $2,000 for the current fiscal quarter when compared with the same fiscal quarter in the prior year. This is consistent with the $5,000 decrease in check guarantee revenue.

Selling, general and administrative expenses decreased 5.9% in the current fiscal quarter as compared to the same fiscal quarter last year. This was mainly attributable to the lower legal fees which was partially offset by higher employee-related costs associated with the 8.0% overall revenue increase and the incremental increase in operating costs to support the Company's infrastructure.


Nine Months Ended June 30, 1998 and 1997

Revenues.    Electronic Clearing House, Inc. recorded a net income of
$696,000 for the nine months ended June 30, 1998 as compared to a net income of $469,000 for the same period last fiscal year, an increase of 48.4%. This is indicative of the 10.9% increase in processing and transaction revenue and a 6.2% improvement in gross margin related to terminal sales as compared to the same nine month period last fiscal year.

As a percentage of total revenue, processing and transaction revenue accounted for 86.6% of the total revenue for the nine month period ended June 30, 1998 as compared to 83.3% for the same period in the prior fiscal year. Terminal sales accounted for 12.4% of the total revenue for the nine months ended June 30, 1998 as compared to 15.2% for the same period in the prior fiscal year.

Research and development revenue decreased 32.0% for the nine months ended June 30, 1998 as compared with the same nine month period last year. This was primarily a result of less software engineering development work requested by existing customers.

Check guarantee fees decreased $18,000, a 27.7% decrease for the nine months ended June 30, 1998 over the same period last year.

Overall, the Company's total revenue increased 6.6% for the nine months ended June 30, 1998 as compared to the same nine month period last year.




Cost and Expenses.   Processing-related expenses increased 11.8% for the nine
months ended June 30, 1998 as compared to the same nine month period last year. This is consistent with the 10.9% increase in processing and transaction revenue. Gross margin on bankcard processing decreased to 23.9% for the nine months ended June 30, 1998 as compared to 24.4% for the same nine months ended June 30, 1997. The decrease in gross margin is the results of management's decision to provide additional reserve against certain chargeback receivables on several former merchants during the quarter ended June 30, 1998 which is partially offset by the implementation of certain industry specific fees.

Cost of terminals sold and leased decreased 20.7% for the nine month period ended June 30, 1998 as compared to the same nine month period last year. This was in direct relation to the 13.3% decrease in terminal sales and lease revenue. Gross margin improved from 27.7% for the nine month period ended June 30, 1997 to 33.8% for the nine month period ended June 30, 1998.

Research and development expense remained relatively constant for the nine month period ended June 30, 1998 as compared to the same nine month period last year. This reflects the on-going strategic investments made by the Company in order to be competitive in the electronic commerce industry.

Selling, general and administrative expenses increased 7.3% for the nine months ended June 30, 1998 over the same nine months period last year. As a percentage of total revenue, selling, general and administrative expenses remained constant, from 17.1% for the nine months ended June 30, 1997 to 17.2% for the nine months ended June 30, 1998. This is mainly due to the higher employee-related costs in order to support the growth of the Company.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had available cash of $1,917,000, restricted cash of $531,0000 in reserve with its primary processing banks and a working capital of $3,018,000. Accounts receivable, net of allowance for doubtful accounts, decreased $196,000 during the nine month period ended June 30,
1998.   This was mainly the result of the additional reserve provided against certain chargeback receivables.

At the present, the Company's cash flows from operations is sufficient to support the required research and development costs and marketing costs.

The Company's current ratio improved from 2.14 to 1 at June 30, 1997 to 3.62 to 1 at June 30, 1998. The Company's debt to equity ratio also improved from
 .58 to 1 at June 30, 1997 to .34 to 1 at June 30, 1998.

OTHER - YEAR 2000 ISSUE

Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in a date field, without considering the impact of the upcoming change in the century. Such systems, applications and/or devices could fail or create erroneous results unless corrected so that they can process data related to the Year
2000. The Company relies on such computer systems, applications and devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems, customer services, internal networks and telecommunication equipment, and end products. The Company also relies, directly and indirectly, on the external systems or various independent business enterprises, such as its customers, sponsoring banks, suppliers, creditors, financial organizations, and of governments for the accurate exchange of data and related information.

The Company has a plan under way to evaluate the potential impact of the Year 2000 issues on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Key management has been reassigned to implement the plan and, other than the cost of such management and the resultant loss of their contribution to other revenue generating activities of the Company, substantial new costs are not anticipated to be incurred. Therefore, management's current estimate is that the costs associated with the Year 2000 issue will not have a material adverse affect on the results of operations or financial position of the Company. However, despite management's plan to address the Year 2000 impact on the Company's internal systems, no assurance can be given that management has fully identified such impact or that management can resolve it without disruption of the business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected adversely as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.



PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ELECTRONIC CLEARING HOUSE, INC.
                                               (Registrant)



Date: August 3, 1998               By: \s\Alice Cheung


                                        Alice Cheung, Treasurer and
                                         Chief Financial Officer