Form 10-Q/A
period 1998-06-30
ELECTRONIC CLEARING HOUSE INC
filed 1998-08-05
CIK 721773

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                 ELECTRONIC CLEARING HOUSE, INC.
                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                            June 30September 30
                                             1998     1997
                                              (Unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . .$  1,917,000  $  772,000
 Restricted cash . . . . . . . . . . . . .     531,000     323,000
 Accounts receivable less allowance of
  $1,804,000 and $1,025,000                    933,000   1,129,000
 Inventory less allowance of $162,000
  and $70,000                                  682,000     749,000
 Prepaid expenses and other assets . . . .      19,000      23,000
 Notes receivable from stockholders and
  related parties less allowance of $148,000    87,000      51,000

    Total current assets . . . . . . . . .   4,169,000   3,047,000

Noncurrent assets:
  Long term receivables. . . . . . . . . .     318,000     373,000
  Property and equipment, net .. . . . . .   1,600,000   1,570,000
  Real estate held for investment, net . .     252,000     252,000
  Other assets, net. . . . . . . . . . . .     836,000     842,000

                                            $7,175,000  $6,084,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current portion of
  long-term debt                         $  111,000  $   150,000
 Accounts payable  . . . . . . . . . .       41,000      112,000
 Accrued expenses. . . . . . . . . . . . .  999,000      731,000

    Total current liabilities. . . . . . .1,151,000      993,000

Long-term debt . . . . . . . . . . . . . .  655,000      681,000

    Total liabilities. . . . . . . . . . .1,806,000    1,674,000


Stockholders' equity:
 Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
  Series "H", 23,511 shares issued and outstanding
  Series "K", 325,000 and 375,000 shares issued and outstanding3,0004,000 Series "L", 168,000 and 172,000 shares issued and outstanding2,0002,000
 Common stock, $.01 par value, 26,000,000 authorized:
  15,090,541 and 14,600,541 shares issued; 15,084,300 and
  14,594,300 shares outstanding. . . . . .  151,000  146,000
 Additional paid-in capital. . . . . . . .14,124,00013,865,000
 Accumulated deficit . . . . . . . . . . . (8,911,000) (9,607,000)

    Total stockholders' equity . . . . . .  5,369,000    4,410,000

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