Form 10-K
period 1998-09-30
ELECTRONIC CLEARING HOUSE INC
filed 1998-12-23
CIK 721773

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549
                     ---------------------------
                                    FORM 10-K
                     --------------------------

  X       Annual Report Pursuant to Section 13 OR 15(d) of the Securities
Exchange Act of 1934 for the fiscal year endedSept. 30, 1998

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                  93-0946274
   (State or other jurisdiction        (IRS Employer Identification No.)
    of incorporation or organization)

28001 Dorothy Dr., Agoura Hills, California            91301-2697
  (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (818) 706-8999, fax number: (818) 597-8999
 --------------------------------------------------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 11, 1998 as reported on the NASDAQ National Market, was approximately $28,543,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 11, 1998, Registrant had outstanding 16,621,541 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                         ELECTRONIC CLEARING HOUSE, INC.
                          1998 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


PART I.                                                         Page

Item 1.          Business. . . . . . . . . . . . . . . . . . . . . 3
Item 2.          Properties. . . . . . . . . . . . . . . . . . . .16
Item 3.          Legal Proceedings . . . . . . . . . . . . . . . .17
Item 4.          Submission of Matters to a Vote of
                   Security Holders  . . . . . . . . . . . . . . .17


PART II

Item 5.          Market for Registrant's Common Equity
                   and Related Stockholder Security Matters. . . .18
Item 6.          Selected Consolidated Financial Data. . . . . . .19
Item 7.          Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations . . . . . . . . . . . . . . . . .20
Item 8.          Financial Statements and Supplementary Data . . .24
Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures . . . .24

PART III

Item 10.         Directors and Executive Officers of the
                   Registrant. . . . . . . . . . . . . . . . . . .25
Item 11.         Executive Compensation. . . . . . . . . . . . . .27
Item 12.         Security Ownership of Certain Beneficial
                   Owners and Management . . . . . . . . . . . . .31
Item 13.         Certain Relationships and Related Transactions. .32

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . .33

                                     PART I

ITEM 1.     Business

General

Electronic Clearing House, Inc., ("ECHO") is a transaction processor with specialties in Internet transaction delivery, credit card processing and the design and implementation of integrated systems that utilize the following ECHO services:

Electronic Funds Transfers (EFT) - the electronic movement and settlement of funds from a buyer (customer) to a seller (merchant);
Network Management - the design and management of numerous interactive communications systems;
Specialized Point-Of-Sale (POS) Equipment - the design and manufacture of POS terminals and printers with unique qualities and functionality;
Integrated Software Applications - credit card clearing, money order issuance, inventory tracking, cash advance, check guarantee, etc.

The Company presently provides a combination of these services to approximately 8,000 merchants and 9,000 U-Haul dealers located across the nation. Since 1991, the Company has designed and installed integrated systems utilizing the above services for U-Haul International (to track the movement of U-Haul equipment and dealer compensation), American Express (for the automation of money order issuance), and the United States Postal Service (for the small office automation of money order issuance).

Due to the wide range of technical sophistication and needs of a merchant, the Company has developed the following variety of methods through which a merchant may gain access to the services of the Company:

Internet - Either through certified Internet Service Providers (ISP's) or directly to ECHO, a merchant can securely accept, process and review transactions over the Internet (see Internet).
PC - Using one of several commercially-available PC programs that have been certified to operate on the ECHO network, a merchant can process their transactions through ECHO (see ECHOWARE).
POS System - ECHO has maintained compatibility to the most common POS systems in the market so a merchant who has purchased POS equipment can access ECHO's services (see ECHOTERM).
Fax Machine - Based upon character recognition software and special forms design, ECHO allows a merchant to register and utilize their office fax machine to process transactions through ECHO (see ECHOFAXPAY).
Telephone - For the small merchant who can not justify the purchase of POS equipment, ECHO designed and manages an interactive voice response system that allows a touch-tone phone to be used to process transactions through ECHO (see ECHOTEL).

The Company currently operates four active subsidiaries, all wholly-owned by the Company, to coordinate its business activities.

National Credit Card Reserve Corporation ("NCCR") provides all data center and customer service activities relating to transaction processing services which include electronic credit card authorizations, electronic fund transfers, inventory tracking, electronic deposits utilizing the Automated Clearing House ("ACH") for merchants, banks and other customers, and management and development of Internet software and related communication networks that are involved in providing transaction processing services.

ECHO Payment Services, Inc. ("EPS") leases, rents and sells POS systems and related equipment (see EPS).

Computer Based Controls, Inc. ("CBC") designs, manufactures and sells POS systems and related equipment (see CBC).

XpressCheX, Inc. provides check guarantee services to California-based merchants (see XpressCheX).

The Company's current growth and profitability are being generated primarily from its credit card processing (which includes Internet-based as well as traditional transaction delivery methods), U-Haul inventory tracking activities and CBC's POS equipment sales (see Credit Card Processing, U-Haul and CBC).

History of Company

Credit Card Processing
The Company was incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. In January 1986, the Company changed its name to Electronic Clearing House, Inc. and acquired Electronic Financial Systems, Inc., which was then engaged in credit card processing. The Company initially provided only credit card authorizations to retail merchants. In 1982, ECHO developed the capability to electronically transmit credit card transaction data from a merchant location to ECHO's data center, thereby eliminating the need for the merchant to deliver paper drafts to a local bank for processing. This electronic transmission capability made it possible for processors and banks to process credit card transactions for merchants located outside of their immediate geographic areas. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House ("ACH"), to deposit funds into any U.S. bank of the merchant's choice. These two developments make it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

Although positioned well in 1986 to take advantage of its new ACH service on a national scale, the Company was hampered until 1995 by being under-financed and by unstable bank relationships that prevented the Company from fully marketing its capabilities over the ensuing years. Management changes at banks, bank mergers, unilateral policy changes, poor merchant service by bank personnel and unrelated bank losses caused the Company to incur additional expenses and seek different and/or additional bank relationships which slowed the Company's growth.

Since 1997, the Company has maintained four processing bank relationships, thereby diminishing the uncertainties it experienced in times prior with unstable processing banks. This certainty and continuity of bank relationships has contributed to the Company's growing profitability in the past two years.

POS Equipment Design and Manufacture
Since 1985, the Company has written and maintained software to assure that common POS terminals sold in the marketplace could process over the ECHO network. In developing the ability to generate the terminal software, the Company in 1985 purchased CBC, a company that had expertise in computer control systems. CBC subsequently developed a series of high performance terminals and secure printers that have been used primarily in the money order dispensing market by American Express, Comdata and are presently being used in a pilot program with the United States Postal Service ("USPS") (see CBC and
USPS). In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time management of rental equipment for U-Haul International. The number of active dealers under the system grew to more than 9,000 by fiscal year 1998 (see U-Haul). Three patent applications involved with the Company's printer methodology have been granted (see Patents).

Internet Activities
In early 1996, the Company purchased a business with specialties in the Internet, Windows NT programming and world-wide communications networks. Through this acquisition, the Company has been able to expand its scope of acceptable transaction input devices beyond the traditional POS systems to include transactions submitted over the Internet and over a common telephone (see Internet and ECHOTEL). Through the expertise of the programming and management personnel resulting from this acquisition, the Company also expanded the tools it makes available to specific industries to utilize its services. These tools include ECHOBOX, ECHOCASH, ECHOTRANS, ECHOBATCH and ECHOLINK services (see Industry Specific Programs and Services).

Marketing
Historically, the marketing of the Company's services has been accomplished in three primary ways: 1) direct sales utilizing an independent sales organization; 2) referral programs; and 3) Internet Home Page promotion. For fiscal 1998, approximately 42% of new merchant relationships came through the efforts of the independent sales organization and the balance was divided between the referral and Internet programs (see Marketing and Internet).

Research and Development
The Company continues to put a high priority on research and development ("R & D") of both transaction processing and equipment-based solutions to problems faced by general merchants and/or specific industries in the marketplace. As profitability of the processing activities grows, the Company intends to dedicate between 3% and 5% of its revenues to such endeavors.

General Summary

In management's opinion, the Company's core competency and profitability is in its transaction processing services. The Company has focused on developing the highest number of methods of access to the Company, believing such flexibility is key to meeting the specific needs of merchants in various stages of growth. Due to the technical capability of the Company, new avenues of transmission and communication, such as the Internet, have been integrated with the transaction processing services to generate a distinctive, one-stop provider of services to the merchant marketplace. The Company's additional expertise in designing both hardware and software systems to integrate the Company's financially-based services into customers' information systems, utilizing the Internet in several ways, can be seen in historic relationships the Company has developed with U-Haul International, American Express, and the United States Postal Service.

Strategically, the Company believes that, in the years ahead, every merchant, large and small, will need a suite of basic financial services, most of which the Company already offers. Additionally, the Company believes that the Internet offers the most logical, low-cost method of providing access to many of these services. In the coming years, the Company anticipates that every merchant, large and small, will see the need to be represented on the Internet for marketing purposes and, for some, to accommodate direct purchase activity over the Internet, commonly called e-commerce. Based upon this belief, the Company intends to build both its marketing services and its e-commerce capabilities relating to the Internet. Additionally, the Company is committed to focusing its research and development energies to expand and integrate its credit card clearing, bank account settlement data, cash movement information, detailed reporting and money order issuance services with its Internet capabilities (see Internet). Finally, the Company is taking a more aggressive approach to marketing its services than has been done in the past. These new measures include additions to the marketing staff, contracted telemarketing efforts, direct mail, regional office sales management, Internet banners and marketing programs, compensated referral programs, and strategic alliances.

Credit Card Processing

The Company is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard, respectively. To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The Company currently has four primary processing bank relationships (see Banking).

For the year ended September 30, 1998, NCCR accounted for 90% of the Company's revenues. NCCR presently provides services to over 17,000 users, including approximately 8,000 merchants and 9,000 U-Haul dealers across the nation. These services include 24-hour daily credit card processing capability, "800" number access to customer service personnel and, as needed, various field support services.

Functioning like an electronic utility, NCCR earns a steady stream of transaction and processing fees while the multiple computers in its processing center communicate continuously with merchant terminals, and the databases of Visa, MasterCard, American Express, Diner's Club, Carte Blanche and Discover. Utilizing one of the numerous methods of access to the Company, the merchants' systems dial the Company's host computers and receive credit card authorizations for accounts which have been electronically verified for credit validation and other security considerations. Electronic files are then transmitted daily by NCCR to the major credit card organizations which subsequently transfer funds from the card issuing banks to one of NCCR's processing banks. At NCCR's direction, funds are then electronically moved from NCCR's processing banks and deposited into the bank of the merchant's choice. On a typical day, NCCR will make deposits to 450 banks across the nation on behalf of its merchant base.

In addition to electronic authorizations and deposits into the merchant's bank of choice, the Company's software programs capture transactions, retain data and enable merchants to review, reconcile and edit (i.e., "correct") transactions from their business location. NCCR has been successful in providing various services which include a terminal loaner program to minimize downtime, frequent sales reports and information containing reconciliations of a merchant's business activity and sophisticated security services utilizing the merchant's terminal, the Company's host computers and field activity.
NCCR utilizes several advanced telecommunications capabilities involving manageable network design, robust communications protocols, circuit troubleshooting, and packet switching, in order to provide consistent and reliable services to its merchants.

NCCR's compensation for credit card processing is derived from two primary sources, the merchant's discount rate and the merchant's transaction fee. The discount rate is expressed as a percentage and is the fee charged to the merchant for the Company's services. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant and the net amount is deposited into the merchant's bank account. Discount rates range between 1.5% and 3.6% and, overall, the Company's average discount rate is 2.2%. Depending upon the discount rate charged and the cost of clearing interchange, from 75% to 90% of the discount rate revenue is paid to card issuing banks, the card issuing organizations, and the sponsoring bank.

The transaction fee is charged for each transaction processed and the Company's average transaction revenue is $0.17 per transaction. The Company maintains a range up to $0.20 per transaction. Due to lower costs of communications and negotiated contracts, the Company's direct costs have been lowered to a range between $.03 and $.05 per transaction, depending upon duration and method of transmission.

Over the past several years, industry consolidation has been occurring and impressive growth in recent years in the credit card processing market has occurred by firms through portfolio acquisitions. Due to the growing profitability and improved cash flow, the Company intends to seriously pursue such a growth strategy. Such a strategy raises special challenges that may involve supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and, probably most difficult, maintaining merchant relationships. Merchant portfolios can be purchased but the merchants who are processing thereunder are under no obligation to continue to utilize the services of the new owner. This lack of contractual obligation can lead to a persistency problem. The long-term profitability of such a strategy will center on the ability of the Company to minimize such problems and bring innovative services to merchants and consistently provide timely quality service; however, there is no assurance that the Company can achieve such objectives.

In management's opinion, the broad technical expertise of the Company, as described earlier, diminishes some of the inherent problems faced in pursuing such a growth strategy. The Company's data center reliability and the costs associated with communication activities of NCCR are presently favorable but no assurance or guarantee can be made that such conditions will continue. Material changes in these areas could reduce the profitability expected to be seen from NCCR operations.

Under the Imperial Bank processing contract, the bank assumes (and is compensated for bearing) losses due to unauthorized or fraudulent use of credit cards. The First Charter Bank, First Regional Bank and The Berkshire Bank contracts compensate the Company to assume such potential liabilities for the unauthorized use of credit card information. Although the Company has developed and deployed the ECHODETECT system that performs electronic surveillance and monitoring of fraudulent credit card use, the Company still could incur substantial losses as the result of the unauthorized or fraudulent use of credit cards by unscrupulous merchants, which could, depending on the size of the losses, have a materially adverse effect on the Company. The Company does not maintain any insurance to protect it against any such losses. Historically, the Company allocates ten basis points (.001) of daily processing activity as a reserve against any losses that it may sustain due to such activity. The Company has approximately $1,695,000 and $895,000 in reserve against chargeback receivables for the fiscal year ended 1998 and 1997, respectively. The Company sustained expenses of $954,000 and $836,000 against said chargeback losses for the fiscal years ended 1998 and 1997, respectively. The Company believes this mechanism of allocating daily from processing revenues to a reserve to address these obligations when they arise will be adequate to address the inherent risks associated with merchant processing.

Banking

To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The inability of the Company to maintain such a cooperative relationship with a prior bank in 1989 had a materially adverse effect upon operations and was the subject of a lawsuit settled in favor of the Company in 1995. Management changes at the bank, bank mergers, unilateral policy changes and poor merchant service by bank personnel in the past have led the Company to seek different or additional bank relationships. Since 1989, the Company has established and subsequently terminated the sponsoring relationship with three banks, most recently in 1994. In addition, in 1995, one of the Company's sponsoring banks experienced major real estate losses, which required that it seek a capital infusion and motivated the Company to secure additional relationships as primary sponsor banks.

Since 1997, the Company continues to enjoy four processing bank relationships with Imperial Bank, Los Angeles, California, First Charter Bank, Beverly Hills, California, First Regional Bank, Los Angeles, California and The Berkshire Bank, New York, New York.

As part of a long-range business plan, the Board of Directors has authorized management to explore the various options that are available to the Company that would allow the Company to take a more direct role in the merchant relationship as it relates to a sponsoring bank.

There can be no assurance that the Company will always be able to maintain its present banking relationships, establish other such relationships, or, if such other relationships are available, that they can be obtained on terms satisfactory to the Company.

U-Haul International

The U-Haul program began in 1995 after a year of development of special software by the Company. The software operates on CBC's EB920 terminal and keeps track of available inventory at the dealer's site. The system also prepares the rental contract between the dealer and the customer and reports the activity electronically to the home office, thereby eliminating the need for a U-Haul dealer to manually prepare weekly summary reports of rental activity. The system tracks all financial data and forwards both rental and financial data daily to ECHO's data center. ECHO distributes the rental data on an hourly basis around the nation to the points of destination. This allows a receiving dealer to accept reservations for rental of the specific equipment prior to the equipment's actual arrival.

The Company has capitalized part of its costs associated with the development of the system and amortizes such costs over three years. Revenues are derived from equipment sales to U-Haul and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. U-Haul transaction activity and equipment purchases constitute a significant portion of the Company's growing profitability. During fiscal year 1997, the Company entered into a three-year contract with U-Haul International which covers processing services, software development, data distribution, equipment purchases/warranty, customer support, and consulting. The contract, estimated to generate revenues between $4 and $8 million dollars over the three-year term, has renewal provisions for extending the term.

The Company presently serves approximately 9,000 U-Haul dealers and expects that an additional 2,500 dealers will be added after new systems, due to be delivered in the second quarter of fiscal 1999, are fully deployed.

Internet ("Net")

One of the most talked about marketing mediums in publications today is the Internet, the worldwide network of computers that allows businesses to advertise their products on an international scale. Customers "browse" or "surf the Net", read the advertisement and, if they wish, purchase those products from their businesses or homes, by use of their computers.

Security
Security of credit card numbers transmitted over the Net has been a recurring question. Serious concern exists in the banking industry about unscrupulous access to a customer's credit card number when it is presented over the Net. In the first quarter of fiscal 1997, the Company deployed a secure Internet World Wide Web ("WWW") server in anticipation of utilizing common commercial WWW browsers and the Internet as an additional POS transaction delivery mechanism. The Company has therefore been accepting credit card transactions over the Internet since January 1997, using a combination of 40 and 128-bit message encryption and digital signature standards, as well as proprietary back-end technology that offers additional protection to the cardholder and merchant. Management believes this combination of technologies offers superior confidentiality protection as well as substantial cost advantages compared to alternative, WWW-based transaction technologies.

In 1996, Visa, MasterCard and major software development corporations established a methodology standard for moving transactions over the Net, called Secure Electronic Transactions ("SET"). SET involves the integration of several technologies and parties, including the purchaser, the seller, the bank, the processor and the network service provider. Each segment of the solution is under development and several fully integrated systems are now available on the market. There are response time problems being seen (up to one minute or longer) as well as customer and merchant participation issues that have slowed the SET progress over the past year. The company intends to be a full participant in the SET community, but only when there appears to be adequate interest and involvement by all parties to make it a viable solution, when the response time is within acceptable time frames (10 to 15 seconds) and when the overall benefits outweigh the costs. In preparation for SET deployment, the Company has already modified the interface to its internal transaction processing system to accept transactions via Transmission Control Protocol/Internet Protocol (TCP/IP).

ECHONLINE
The Company's service based on these technologies is the ECHONLINE service, and it is aimed at enabling Internet Service Providers ("ISPs") to submit transactions to the Company on behalf of themselves and of their own customers using the Internet. During fiscal 1997, the Company reached agreements with two software developers to develop commercial interfaces to ECHONLINE - one for Unix, and one for Windows NT. The UNIX software is available at no charge, and ISPs have been able to process transactions with ECHO within a week of securing this software. The Windows NT software is available for a modest fee, and ISPs and larger merchants that have acquired this software have been able to process transactions with ECHO within a day of acquisition. In 1998, another interface was announced by Go Software and listed on Microsoft's Developers Internet page, generating significant interest in the ECHONLINE service as a result.

Fulfillment Tracking
The Company believes that the primary security issue on the Internet regarding e-commerce is not the security of credit card numbers but, instead, it is the assurance that the merchant subsequently ships the product to the customer. This problem presents financial risk to the Company in that the Company would normally deposit the funds into the merchant's account from a sale on the Internet within 24 hours. If the product is not shipped or delivered, the Company must then seek to get the funds back from the merchant in order to return them to the customer. If the funds are not available or the merchant account has closed, the Company must still honor the refund request. To address this issue, the Company has developed a fulfillment tracking system that operates over the Internet. The system holds a customer's funds until the merchant advises the Company that fulfillment (or shipment) has been made. Upon notice, the company e-mails the customer that shipping has occurred and then deposits the funds into the merchant's account. In management's opinion, this seriously reduces the risk normally associated with Internet-based transactions.

Application Submission and Processing
In order to streamline the process for a prospective merchant to apply for a merchant account, the Company deployed a WWW-based merchant application form in the second quarter of fiscal 1997 to provide this functionality. Intranet technology is used to help Company personnel quickly review these applications and move them through the approval process. In addition, the Company has a referral program for ISPs and other associates that encourage them to refer merchants to the Company. To assist our associates in tracking these referrals, the Company's Internet Application System tags application records using the associates own tracking identifier. Automating the process using this back-end technology has encouraged our associates to continue to refer potential merchants to ECHO and to help keep Company personnel highly productive as the volume of new merchant applications increases.

Internet Banking
The Company believes that the Internet will become a common tool used by financial officers and business owners to evaluate merchant bank account information and make decisions regarding the status of checks written, funds availability and other banking issues that are commonly of concern to a merchant. In addition, small leases for office furniture, phone systems, copiers, fax machines, POS equipment and such will continue to be desired financial services of the merchant marketplace. The Company believes it can integrate such financial activities, referred to above, into the services the Company presently offers to make a complete package, primarily offered and accessed over the Internet.

The Company sees the Internet as a ubiquitous communications network that can provide low-cost access to the services the Company offers. Rather than refer to the Company as an Internet-based company, the Company is attuned more to building the suite of services that will be attractive to the merchant marketplace and utilize the Internet as a secure access method for delivery of those services.
In light of the above issues, the Company has highly trained and knowledgeable people who are designing, developing and managing its Net activities.
Although not expected, if for any reason certain key personnel were no longer available to the Company, the Company would have to look to outside sources for similar capabilities. No assurance can be made that such expertise would be found and, if found, available to assist the Company. Additionally, the Net products being developed and introduced are intended to augment the Company's present processing activities and are intended to be offered for low entry and low on-going processing costs when compared to other similar services. This strategy is intended to draw retail business relationships presently processing with other providers to the Company, but there is no assurance such a strategy will be effective or will be a sustainable pricing strategy in the long-term. The Company intends to review this strategy regularly as a result and make changes in pricing, if necessary, based upon actual experience.

Industry Specific Programs and Services

One of the Company's core beliefs is that the Company must accommodate as many different "point-of-interaction" entry methods as possible in order to build the credit card processing services business, while concentrating on those methods and techniques that will provide the most leverage for the Company. To these ends, the Company has developed the following programs and services:

Third Party Applications
Many industries (e.g. restaurants, hotels) rely on third-party-developed applications running on PC-compatibles and other equipment to support their point-of-interaction needs. To support these clients, the Company formalized and published POS interface specifications on its host computers, developed a conformance certification service/process, and widely encouraged third-party developers to use this free certification service and associated materials to build the Company's point-of-interaction interfaces into the third-party products.

ECHOCASH
The ECHOCASH system is an electronic process whereby a mail order/telephone order-based merchant may collect checking account data from numerous customers and submit the file to ECHO in order to electronically move funds from the customer's checking account into the merchant's account. This service eliminates the need for paper checks to be received and processed by the merchant.

ECHOBOX
The ECHOBOX system is a method of bulk transaction submission to an ECHO bulletin board system that automatically moves data into a credit card authorization process and/or credit card deposit for a merchant.

ECHOBATCH
To accommodate generic high-volume business opportunities, the Company constructed and successfully beta-tested the ECHOBATCH program, a fulfillment house-based complement to its popular ECHOBOX processing service. The ECHOBATCH program runs on standard PC's, resides at the fulfillment house, and permits the fulfillment houses to submit multiple merchants' data in a highly controlled, secure manner to the Company's ECHOBOX service interface.

ECHOTRANS
To accommodate the growing popularity of PC's as POS devices, the Company developed the ECHOTRANS program, a PC compatible-based program for both general merchants and specific high volume magnetic card-swipe situations. This program, in conjunction with a mag-swipe card reader, modem, and printer can be used on both standard and portable (lap-top) PC's as a POS device. This program uniquely satisfies certain common high-volume sales environments as a result of its ability to be customized for ease of use in specific POS situations and to asynchronously handle the tasks of card-swipe, processing, and receipt printing.

ECHOTEL
Historically, the Company has utilized a POS terminal located at the merchant's place of business, the industry standard method of data entry. The purchase of an electronic terminal is sometimes not economically feasible to a merchant with low monthly credit card volume or to a business that performs services at their customer's site (e.g., appliance repair, etc.). To address the needs of these retail business segments and provide access to electronic authorization and deposit services without the obligation to purchase equipment, the Company developed and deployed the ECHOTEL program permitting a merchant to submit POS transactions via any touch-tone telephone. This service utilizes Interactive Voice Response ("IVR") to prompt such merchants through the POS process, providing them with immediate credit card authorizations.

The ECHOTEL transaction pricing is higher than the normal pricing for a transaction submitted using other methods of entry but this is offset by no minimum monthly fee charged to an ECHOTEL merchant. Economically, a merchant is best served to utilize the ECHOTEL program until his/her volume exceeds $1,000 per month and, at that time, evaluate which entry method best serves his/her needs.

The Company has chosen to market its ECHOTEL service directly and through several third parties. To date, approximately 20% of merchants who sign up as ECHOTEL merchants are active for any period of time. Despite this fact, the program still generates significant up-front fees and the Company feels this entry level is needed to provide small businesses and home-based businesses with an opportunity to evaluate their success prior to making large dollar investments in processing equipment.

The Company has also initiated a program that allows the ECHOTEL merchant to apply the initial set-up fee of their ECHOTEL merchant account to the purchase of another entry mechanism, (e.g. ECHOTERM, ECHOWARE, or ECHONLINE programs) for up to two years. This will further allow the small merchant to move confidently into electronic processing without fear that the funds invested are lost.

ECHOWARE
The Company has certified several independently-designed PC programs that can be purchased in most software retailers and, as a group, refers to such PC programs as the ECHOWARE service.

ECHOTERM
The Company maintains compatibility with the most common POS terminals in the nation built by Verifone. It also maintains compatibility with its own series of systems sold over the past years. As a group, these POS terminals are referred to as the ECHOTERM program.

ECHOLINK
In 1998, the Company announced the ECHOLINK program, an Internet-based service that allows any merchant to review their processing activity in a secure manner over the Internet. The ECHOLINK program is a chargeable service and provides the merchant with many methods of sorting the data, including identifying frequent customers and quickly locating specific transactions under question by the customer or by the card issuing banks, the latter issues being commonly referred to as Retrieval Requests and Chargebacks. For merchants who are in a mail order or telephone order type of business, the ability to search and respond to Retrieval Requests and Chargebacks is a significant advantage over the paper-based systems that are still being used by other processors. The merchant using the ECHOLINK program can access the data as many times as they wish for no additional charge and has access 24 hours a day. The data are maintained and available to the merchant for a 12 month period which covers all requirements of the card issuing institutions with regard to providing historic information on requests.

The Company has plans to increase its Internet services and products and is developing a marketing plan to utilize existing relationships with ISP's and other Internet specialists to provide the largest complement of services possible to the Company's merchants. The effectiveness of the products and of the marketing programs can not be assured but management is encouraged by the growing interest and use of these special tools by various merchants and by the interest of many Internet-based businesses to associate with ECHO in order to access its suite of financially-based services for their merchants.

Computer Based Controls ("CBC")

Equipment Design and Manufacture
Through the years, the Company has developed software which enables the Company's host computer to interface with terminals of several manufacturers, the largest of which, Verifone International, is estimated to have a 70% share of the POS terminal market. This capability enables the Company to provide credit card and check guarantee services not only to merchants who buy or lease the Company's terminals, but also to merchants who use terminals sold and leased by other hardware competitors of the Company.

In the early 1980's, the Company's customers used leased terminals from AT&T. In the mid-1980's, the Company purchased "Microfone" terminals from General Telephone and Electric ("GTE") and offered them to merchants by sale or lease from various financial service companies. As merchants' processing requirements outgrew the capabilities of these terminals, the Company developed and installed proprietary enhancements in them to meet customer needs. When technical requirements continued to grow, the Company acquired Computer Based Controls, Inc. ("CBC"), a designer and manufacturer of commercial electronic systems, to meet its merchants' needs.

Prior to its acquisition in 1985 by the Company, CBC's experience was in the design, development, and manufacture of computerized products for the aerospace industry, and automated control systems for welding machines and other industrial processes. CBC determined that the Company's product objectives could best be achieved by applying aerospace technology to telecommunication equipment. CBC has concentrated its efforts to develop cost effective equipment which meets the broadest range of existing industry standards. Individual products developed by CBC include:


Description               Model           Comments
------------------------------------------------------------------------------
Electronic Banker 910     EB910           Replaced the Microfone II POS
                                          terminal and provided greater
                                          flexibility at a competitive price.

Electronic Banker 920     EB920           Replaced the EB910 POS terminal.
                                          Provided significantly more memory
                                          capacity, ESD immunity, and a faster
                                          modem.  Later upgrades included
                                          direct support for attachment of a
                                          PS/2 keyboard.

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

Roll Printer 120          RP120           A modified RP100+ which includes the
                                          patented ECHOSYMBOLOGY bar code
                                          reading technology.  This system
                                          will scan the printed documents'
                                          serial number at a competitive
                                          price.

Roll Printer 121          RP121           A modified RP120 for the US Postal
                                          Service Electronic Money Order
                                          Dispenser (EMOD) project. Included
                                          significant improvements in print
                                          quality and incorporated
                                          ECHOSYMBOLOGY.

PS2 Keyboard              PS2             A very small and inexpensive
Protocol                  Convert         converter used to interface standard
Converter                 er              PS/2 keyboards to an RS232
                                          interface. This device handles all
                                          normal BIOS-level operations and
                                          provides an inexpensive method of
                                          adding a keyboard to existing
                                          applications.


Through these various products, CBC created various system solutions to meet customer needs. The most significant systems include:



Description               Models          Comments
-----------------------------------------------------------------------------
AMOD                      EB910 + RP100
                          EB920 + RP100   The AMOD system was purchased by
                                          American Express from 1991 to 1995
                                          to provide a means to electronically
                                          issue and print fully-negotiable
                                          money orders.  The system holds
                                          blank forms in a security enclosure
                                          and prints them as directed by the
                                          agent. CBC has shipped more than
                                          18,000 AMOD systems from 1990 to
                                          1995.

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

U-Haul                    EB920 + SK100
                          EB920 + PS/2    The U-Haul system provided a means
                                          to track compensation and inventory
                                          of rental equipment nationwide on a
                                          daily basis.  In addition, the
                                          system allows credit card payment
                                          for rentals through remote credit
                                          authorization.  CBC has shipped more
                                          than 9,000 U-Haul systems from 1994
                                          to 1998.  An additional 2,400
                                          systems will be installed in 1999.

EMOD                      EB921 + RP121   The EMOD system provides a means to
                                          electronically issue and print fully
                                          negotiable money orders.  Security
                                          is enhanced by the ability of the
                                          system to electronically sense the
                                          money order serial number directly
                                          from the form itself. The system
                                          holds blank forms in an enhanced
                                          security enclosure. Money orders may
                                          be issued directly from  the EB921
                                          keypad or remotely via the
                                          Integrated Retail Terminal.  175
                                          systems were shipped in 1997 to the
                                          United States Postal Service.

United States Postal Service ("USPS") Pilot Program
In November 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers ("EMOD") for the USPS. The First Article Test of the EMOD system was approved in February 1997. In May 1997, 175 "Stand-Alone" EMOD units were deployed in the Dallas, Texas area.

The Company was informed in January 1998 that the pilot program was being extended and that the USPS found that the EMOD system generated significant savings in time and money for the USPS. This was deemed to be due to the lower cost of money order issuance, management relating thereto, and the system's ability to electronically transfer daily accounting information to regional headquarters, lowering administrative and accounting costs accordingly. The USPS subsequently asked the CBC to bid the costs of making a software change to the EMOD that allowed other printers to be utilized with the EB921 control terminal and CBC submitted such bid in June 1998. Final permission to proceed was received from the USPS in December, 1998 and delivery of the modified software is expected to occur in the second quarter of fiscal 1999. It is anticipated that the software will be tested for a period of two to three months after delivery at which time the USPS is expected to make a decision on promoting the EMOD program on a national scale. No assurance can be given that the EMOD system will perform adequately to justify such national distribution or that the software will perform the requested tasks or that the estimate of units that might be required would actually be ordered under such circumstances.

Patents
The Company presently has three patents with respect to certain of its proprietary technology; however, there can be no assurance that if challenged, these patents can be judicially sustained. In the absence of such protection, competitors would be able to duplicate the Company's products. Furthermore, even though the Company has patents, there can be no assurances that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. The Company has expended considerable time and resources to develop information systems to serve its merchant base. There is no intellectual property protection on the computer equipment and database that comprise these systems. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Similarly, infringement claims could be asserted against products and technologies which the Company licenses, or has the rights to use from third parties. Any such claims, if proven, could materially and adversely affect the Company's business and results of operations. The Company is aware of one party who believes the USPS money order distribution system provided by the Company violates its patents. This party filed a civil action in late 1992 but the suit was later dismissed without prejudice in May 1998. It is the opinion of management that no infringement has occurred and has secured legal opinions substantiating such position but, although any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with, litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations.

The Company has obtained a patent on its method of electronically sensing the serial number of a document. This method relies on the use of its patented ECHOSYMBOLOGY bar code. The patent describes a unique method of illuminating a form from one side while resolving the bar code image from the opposite side. No additional optical components are required beyond the basic illumination source and the CCD image array.

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

XpressCheX

In 1987, the Company initiated its check guarantee services to merchants located in California so a merchant could accept a customer's check with impunity. To support merchants in other states, the Company supports alternative check verification and guarantee services to operate concurrently with the Company's credit card software in the merchant's terminal. The Company is presently evaluating a national check service for a possible strategic association that would provide three types of check-related services to merchants on a national scale.

Check Verification
The merchant pays a fixed fee for each transaction. For this fee, the provider searches its proprietary data base of bad-check writers attempting to match a specific piece of information (driver's license number, MICR number, etc.) provided by the merchant. A match identifies the check writer as an individual (or business) known to the provider to have current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept (at his own risk) or decline the check. The provider offers no guarantee that the check will be honored by the check writer's bank and makes no promise of reimbursement if the check is dishonored by the bank.

Check Guarantee
The merchant pays a fee based on the amount of the check for each transaction. For this fee, the provider searches its data base for the piece of identifying information provided by the merchant. If the identifying information is matched, the provider issues a coded response instructing the merchant to refuse to accept the check. If the identifying information is not matched, a coded response advises the merchant that the provider has guaranteed payment on that item. If that check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by the provider.

Check Conversion
The most recent new check service to be announced nationally is called "check conversion". The merchant slips a customer's check through a check reader that reads the Magnetic Ink Character Recognition (MICR) line on the check and the merchant enters the amount of the check into the system. The merchant then returns the check to the customer and the electronic image, captured by the reader, allows the processor to settle the check transaction electronically. This new system is being promoted by the national check services and it is finding quick acceptance by both customers and banks. Customers like it because they get their check back immediately and still have their hard copy of the transaction. Banks like it because no paper has to be handled by the bank to settle the transaction. Other advantages exist, probably the most significant being an electronic record is settled in priority to paper-based transactions which assures an electronic record first access to limited funds in a customers account.

The Company intends to offer these services to its national base of merchants and is negotiating with a national provider to secure such services. However, there is no assurance that the Company will be successful in its efforts in securing such services. Currently, XpressCheX, Inc. offers only the check guarantee type of service to merchants located within the state of California. It is anticipated that the Company will be able to absorb the merchant base who utilize the XpressCheX service into the national service with minimal disruption of services.

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

Marketing

In 1997, the Company slowed its reliance on an Independent Sales Organization
(ISO) that it had utilized for the past five years to acquire new merchant accounts. Over the year, approximately 42% of new accounts were generated by the ISO and the balance of the company's new merchant accounts were generated through the Internet, the ECHOTEL program and other direct sales programs being actively promoted by the Company.

Management believes the Company is unique in the number of methods of access it allows, in its ability to integrate additional services based upon customer needs and in its ability to support each merchant through one vertically integrated source. In most competitive instances, such services are performed by different parties and, as a consequence, merchants become very frustrated trying to solve a problem, not knowing which party to call.

The Company's marketing strategy is threefold:

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

2) to focus the Company's systems integration capabilities on developing applications for niche markets and national customers such as U-Haul, etc.;

3) to actively promote the Company's Internet capabilities to ISP's and merchants through various proven marketing channels which would include email announcements, banner advertisement, direct mail, telemarketing and a regional sales office strategy.

CBC intends to market its electronic products and system integration capabilities to its existing customers and to develop similar relationships with customers who have similar needs on a national basis, focusing primarily on the USPS and banking markets.

The Company has several active marketing programs either underway or in development and its processing volume continues to grow. Markets, however, can change for numerous reasons, e.g., new technology, economic factors, regulatory requirements, etc., that are not within the control of the Company so it can not be assured that the marketing efforts of the Company will continue to be effective or that the Company will continue to see an increase in processing volume in the future.

Competition

The industries in which the Company operates are highly competitive and are characterized by rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market. The Company currently is not a major player in the industries in which it competes, and, in management's opinion, the Company's share of the markets in which it competes is relatively small in comparison to most of its competitors. Many of the Company's competitors have substantially greater financial and marketing resources than the Company. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than is the Company. Furthermore, in the future, the Company may encounter substantial additional competition. There can be no assurance that the Company's current products and services will not become obsolete, or that the Company will have the financial resources, technical expertise, marketing capabilities or manufacturing and support facilities to compete successfully in the future.

The introduction of products and services embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products obsolete and unmarketable. The Company believes that its success will depend upon its ability continuously to develop new products and services and to enhance its current products and to introduce them promptly into the market. There can be no assurance that the Company will be successful in developing and marketing new product enhancements, new products or services that respond to technological change or evolving industry standards. There can be no assurance that the Company will not experience difficulties that could delay or prevent the success or development, introduction and marketing of these products, enhancements and services, or that any new product, product enhancement and services it may introduce will achieve market acceptance. Failure to develop and introduce new products, product enhancements or services, or to gain customer acceptance of such products, product enhancements or services in a timely fashion could harm the Company's competitive position and materially adversely affect it.

Employees

The Company employed 83 persons at September 30, 1998, none of whom are represented by a labor union. The employees are based in Agoura Hills, California. Management believes that its employee relations are good at the present time.

Forward Looking Statements

When used in the Business section (Item 1.) or elsewhere in this document, the words "believes", "anticipates", "expects", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties included changes in economic conditions locally and nationally, and changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 2.      Properties

In October 1994, the Company purchased for $880,000 the three-story, 13,500 square foot building it currently occupies, making a down payment of $320,000 and borrowing $560,000, with a current monthly debt service of approximately $5,000. This building houses the Company's headquarters and computer facilities.

The Company's book value of real estate held for investment was $528,000 for fiscal years ended 1998 and 1997. A $276,000 reserve allowance was set up as of September 30, 1998 and 1997 to reflect the $252,000 net book estimated fair market value less estimated cost to sell the properties. The Company owns several pieces of raw land for investment consisting of four noncontiguous parcels in Missouri totaling approximately five acres, two noncontiguous parcels in Texas totaling approximately forty-four acres, one acre in Castilla County, Colorado, one-third acre in Eureka County, Nevada, a single lot in Arrowhead County, Washington, a single lot in Ventura County, California, three acres in Independence County, Arkansas, and 498 acres in San Bernardino County, California. The Company has entered into an agreement with a party to represent and sell its properties.


ITEM 3.     Legal Proceedings

As is the case with many businesses that serve thousands of customers, the Company routinely encounters legal actions that may or may not have substance.

The Company is currently involved in lawsuits against fifty-eight merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. The amounts of losses claimed aggregate to more than $800,000. Additionally, the Company has hired outside counsel to bring suit against four out-of-state merchants for chargeback losses of more than $750,000, as of the fiscal year ended September 30, 1998. There is no assurance that these amounts are recoverable through litigation. One out-of-state merchant has brought suit against the Company for breach of contract which the Company feels is without merit and is currently vigorously defending. Management believes the probability of sustaining material losses related to this matter is remote.

The Company encounters other legal actions routinely in the course of doing business but none are considered significant and none are known at the date of filing other than those discussed above.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of Security Holders during the fiscal year ended September 30, 1998 at the Annual Shareholders' Meeting held on February 5, 1998. A majority of shareholders' votes approved three issues:
(1) election of two directors; (2) amendment of Article Fifth of the Articles of Incorporation; and (3) ratification and approval of auditors.

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


                  FISCAL YEAR ENDED            High       Low
                    SEPTEMBER 30

                           1998
                    First Quarter       $1.38        $0.88
                    Second Quarter      $1.25        $0.69
                    Third Quarter       $2.00        $0.78
                    Fourth Quarter      $1.88        $0.94

                           1997
                    First Quarter       $1.50        $0.72
                    Second Quarter      $2.09        $1.12
                    Third Quarter       $1.69        $1.00
                    Fourth Quarter      $1.56        $1.25

                           1996
                    First Quarter       $0.84        $0.31
                    Second Quarter      $0.96        $0.34
                    Third Quarter       $1.53        $0.66
                    Fourth Quarter      $1.16        $0.72


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's Common Stock is limited and sporadic, as indicated by the average monthly trading volume of 1,042,370 shares for the period from October 1997 to September 1998. On December 11, 1998, the closing representative price per share of the Company's Common Stock, as reported through NASDAQ in the over-the-counter market, was $2.09.

Holders of Common Stock

As of September 30, 1998, there were 927 record holders of the Company's Common Stock, with 15,120,541 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

The Company has not paid any dividends in the past and has no current plan. The Company intends to devote all funds to the operation of its businesses.


ITEM 6.     Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 1998 and 1997 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 1998, and notes thereto appearing elsewhere herein.



                                            Year Ended September 30
                                   1998     1997     1996     1995     1994
                                  ( Amounts in thousands, except per share )
Statement of Operations Data:
Revenues . . . . . . . . . .    $21,063  $18,623  $14,342 $14,101   $9,585
Costs and Expenses . . . . .     19,852   18,103   14,526  14,238   10,466
Income (loss) from operations     1,211      520    (184)   (137)    (881)
Interest income (expense), net       14    (138)    (228)   (169)     (45)
Other income (expense), net        (35)      (50)    (182)      135
Income (loss) before income
 tax (provision) . . . . . .      1,190      332    (594)   (171)    (926)
Income tax (provision) . . .       (36)       (4)      (5)       (5)     (5)

Net Income (loss). . . . . .     $1,154   $  328 ($  599)($  176) ($  931)


Net Income (loss) per
 share-basic . . . . . . . .      $.077   $ .025  ($.053) ($.016)  ($.117)
Net Income (loss) per
 share-fully diluted . . . .      $.053   $ .017     n/a     n/a      n/a

Weighted Average Number of
 Common Shares and
 Equivalents Outstanding-Basic   14,974   19,851   11,297  11,039    7,969

Balance Sheet Data:
Working Capital
 surplus (deficit) . . . . .     $3,611   $2,054     $238($  119)       $6
Current assets . . . . . . .      5,154    3,047    2,254   1,721    4,215
Total assets . . . . . . . .      8,025    6,084    4,682   4,063    5,963
Current liabilities. . . . .      1,543      993    2,016   1,840    4,209
Long-term debt, and payable to
 stockholders and related
 parties, less current portion      639      681      597     724       79
Total stockholders' equity       $5,843   $4,410   $2,069  $1,499   $1,675



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

Results of Operations

Fiscal years 1998 and 1997

Revenues.    Electronic Clearing House, Inc. recorded a net income of
$1,154,000 for the fiscal year ended September 30, 1998, compared to a net income of $328,000 for the fiscal year ended September 30, 1997, an increase of 251.8%. This is indicative of the revenue growth in fiscal 1998 combined with an improvement in gross margin in bankcard processing and transaction revenue from 23.1% in fiscal 1997 to 26.9% in fiscal 1998. The improvement in gross margin was mainly due to the implementation of certain industry specific fees in fiscal 1998 which had virtually no impact on direct costs.

Total revenues increased by 13.1%, from $18,623,000 for fiscal 1997 to $21,063,000 for fiscal 1998. The increase reflected revenue growth of 17.3% in bankcard processing and transaction revenue which is partially offset by a 12.5% decrease in terminal sales and lease revenue from prior fiscal year.

The increase in processing and transaction revenue is attributable to three areas: (1) the increase in processing volume from the Company's growing merchant base along with the overall rate increases for the entire merchant base as a result of the interchange rate increases implemented by Visa and MasterCard in April 1998; (2) the increase in inventory transaction volume with U-Haul International; and (3) the implementation of certain industry specific fees in the current fiscal year.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue decreased from $2,348,000 in fiscal 1997 to $2,055,000 in fiscal 1998, a 12.5% decrease. This decrease in revenue reflected a $478,000 decrease in terminal sales to merchants which is offset by the delivery of approximately 3,100 systems to U-Haul International in the current fiscal year versus 2,400 U-Haul systems and 175 systems to the United States Postal Service ("USPS") under a pilot program awarded to the Company in the prior fiscal year.

The Company provided software and hardware to the USPS for the development and deployment of automated money order dispensing systems under a pilot program awarded to Computer Based Controls Inc.("CBC"), a wholly owned subsidiary of the Company. The USPS extended the pilot program in January 1998 to add additional features into the overall systems. CBC designed and implemented the requested features and a successful First Article Test of the new features was completed by the USPS in late June of 1998. Completion of this phase of the pilot program was deemed successful by the USPS in July 1998. Additional features are being incorporated to further reduce paperwork and increase the speed of service, two primary goals of the USPS. To meet this need, the USPS has now authorized a follow-on project to the original pilot program. Additionally, the USPS has requested the integration of the terminal provided by the Company to operate with specific printers the USPS uses in its higher volume locations. The Company believes that this request is an indication that its terminal is under consideration for a broader use in the USPS environment in the higher volume offices, but no assurance of such use can be given at this time.

Other revenues such as check guarantee fees and research and development revenue remained relatively constant. There was a slight decrease in other revenue from $268,000 in fiscal 1997 to $235,000 in fiscal 1998.


Costs and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Bankcard processing and transaction expense increased 11.6% in the current fiscal year over the prior fiscal year. This was in direct relation to the 17.3% increase in processing and transaction revenues.

Cost of terminals sold and leased decreased 12.0% in fiscal year 1998 as compared to fiscal year 1997. This relates directly to the 12.5% decrease in terminal and lease sales for the current fiscal year.

Other operating costs included customer service expenses, check guarantee expenses, and research and development expenses. Overall, other operating costs decreased from $875,000 in fiscal 1997 to $837,000 in fiscal 1998, consistent with the slight decrease in other revenue.

Selling and general and administrative expenses increased from $3,194,000 in the current fiscal year to $3,766,000 in fiscal 1998, a 17.9% increase. This was due to the 13.1% increase in total revenue and also attributable to the higher employee-related costs in support of the Company's infrastructure and growth.

Liquidity and Capital Resources

As of September 30, 1998, the Company had available cash of $2,486,000 and restricted cash of $651,000 in reserve with its primary processing banks. The Company's working capital improved from $2,054,000 in fiscal 1997 to $3,611,000 in fiscal 1998.

The Company's cash flows generated from operations increased significantly in fiscal 1998. It increased from a negative cash flow of $143,000 in fiscal 1997 to a positive cash flow of $1,777,000, an increase of $1,920,000. The current level of cash flow from operations is sufficient to support the required research and development costs and marketing costs. The positive cash flow from operations also allows the Company to further develop its suite of Internet products and services which is essential to the Company's future growth.

The Company's current ratio improved from 3.07 to 1 at September 30, 1997 to
3.34 to 1 at September 30, 1998. The Company's debt-to-equity ratio remained virtually unchanged, from .38 to 1 at September 30, 1997 to .37 to 1 at September 30, 1998.

Other - Year 2000 Issue

Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in a date field, without considering the impact of the upcoming change in the century. Such systems, applications and/or devices could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on computer systems, applications and devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems, customer services, internal networks and telecommunication equipment, and end products. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, sponsoring banks, suppliers, creditors, financial organizations, and of governments for the accurate exchange of data and related information.

In fiscal 1997, the Company received independent certification of Year 2000 compliance from Visa and from MasterCard for processing authorization requests. All possible paths for such transactions were demonstrated to be compliant.


In fiscal 1998, the Company assessed the Year 2000 issues in depth and developed a comprehensive plan. The Company is currently executing its plan to minimize the potential impact of the Year 2000 issues on its business and expects to be in a testing mode in the first calendar quarter of 1999. The Company spent approximately $200,000 in fiscal year 1998 in connection with the Year 2000 problems. Management's current estimate is that the costs associated with the Year 2000 issue will be approximately $250,000 in fiscal 1999. The assignment of resources to address the Year 2000 issue has had a minor impact on development and/or delay of other Company projects. The Company's existing contingency plan for business resumption during and following catastrophic events has been augmented to provide for longer-term outages that could result from Year 2000 issues. For example, the Uninterruptible Power Supply system that has served the Company since 1987 has been replaced with a much more robust system. In addition, a stand-alone power generator has been installed to increase the Company's ability to sustain longer-term outages. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company may have failed to fully identify all areas and, once discovered, the Company may not be able to resolve such areas without disruption of its business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected adversely as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. Significant care is being taken to confirm other key providers/vendors are fully compliant with Year 2000 issues but no assurance can be given that the Company's efforts in this regard or that the representations made regarding compliance with Year 2000 by vendors will prove successful.


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

Revenue derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue and transaction revenue was primarily from the increase in the number of active retail merchant accounts and the increased transaction revenue generated from the increase in the number of dealers associated with a major equipment rental customer. As of September 30, 1997, the Company processed for approximately 8,300 active merchants, compared with 6,600 active merchants at September 30, 1996, a 26% increase. The number of installed equipment rental dealers increased from approximately 3,100 to 6,000, a 94% increase.

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

The ECHONLINE program, the Company's Internet-related product, was introduced in January 1997 and is being adopted by several Internet Service Providers ("ISP"). The Company anticipates additional growth in merchant volume as ISP's finalize their interface program to the ECHONLINE system. A new feature, called Merchant Fulfillment Service, has been added to the ECHONLINE service which 1) delivers the Internet-generated order directly to the merchant, 2) requires the merchant to electronically advise the Company when they have shipped to the customer, and 3) allows the merchant to issue credits on a customer order directly with the Company. By providing these services, the ECHONLINE service becomes easier for the ISP to adopt and improves its marketability.

Revenue related to terminal sales are recognized when the equipment is shipped. Terminal sales and lease revenue increased from $2,189,000 for fiscal 1996 to $2,348,000 for fiscal 1997, a 7% increase. This increase was primarily related to the sale of terminals to a major equipment rental customer, from 1,800 systems for fiscal 1996 to 2,400 systems for fiscal 1997.

Check guarantee fees decreased from $135,000 for fiscal 1996 to $82,000 for fiscal 1997, a 40% decrease. This was a result of the absence of active marketing or development of the Company's check guarantee service. The Company is evaluating whether check guarantee should be retained as a product line and, if retained, what its total product line should include and how it can be effectively marketed outside the state of California.

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


Liquidity and Capital Resources

As of September 30, 1997, the going concern opinion, which has been part of the Company's independent accountant's report for the past eleven years, has been lifted. This was mainly due to (i) the Company's working capital ratio as of September 30, 1997; (ii) a profitable fiscal year; (iii) a $1,742,000 equipment order from U-Haul International received subsequent to the year end;
(iv) a three year agreement with U-Haul executed during fiscal 1997; and (v) anticipated positive earnings from operations for fiscal 1998.

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

The Company's subsidiary Computer Based Controls, Inc. ("CBC") received the First Article Test approval for its EMOD in February 1997 from the USPS. Additionally, 175 "Stand-Alone" EMOD units were delivered to the USPS in April 1997 and a phased deployment began in the Dallas, Texas area in May 1997. The Company was informed in January 1998 that the pilot program was being extended and that the USPS found that the EMOD system generated significant savings in time and money for the USPS. This was deemed to be due to the lower cost of money order issuance, management relating thereto, and the system's ability to electronically transfer daily accounting information to regional headquarters, lowering administrative and accounting costs accordingly. The USPS subsequently asked the CBC to bid the costs of making a software change to the EMOD that allowed other printers to be utilized with the EB921 control terminal and CBC submitted such bid in June 1998. Final permission to proceed was received from the USPS in December, 1998 and delivery of the modified software is expected to occur in the second quarter of fiscal 1999. It is anticipated that the software will be tested for a period of two to three months after delivery at which time the USPS is expected to make a decision on promoting the EMOD program on a national scale. No assurance can be given that the EMOD system will perform adequately to justify such national distribution or that the software will perform the requested tasks or that the estimate of units that might be required would actually be ordered under such circumstances.

In October 1997, CBC received an equipment order from U-Haul for 3,100 terminals. This equipment will be available for shipment during the second fiscal quarter of 1998. After the full deployment period, the Company expects the total number of dealers utilizing the Company's inventory tracking systems to be approximately 9,000 dealers.

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

The Financial Statements and Supplementary Data are listed under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K".


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None
                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant

The officers and directors of the Company are:


                                                           Date first became
Name                                  Position           Officer or Director

Joel M. Barry <F1><F3>             Chairman of the Board,         1986
                                   Chief Executive Officer


Larry Thomas <F1>                  Director, President,           1996
                                   Chief Operating Officer,
                                   Chief Technology Officer

Alice L. Cheung                    Chief Financial Officer,       1996
                                   Treasurer

Jesse Fong                         Vice President                 1994

David Griffin                      Vice President                 1990

Rick Slater                        Vice President                 1998

Patricia Atlas
 Williams                          Vice President                 1997

Jack Wilson                        Vice President                 1994

Donna L. Camras                    Corporate Secretary            1990

R. Marshall Frost                  Counsel                        1994

Fariborz Hamzei <F2><F3><F4>       Director                       1988

Carl W. Schafer <F1><F2><F3><F4>   Director                       1986

Herbert L. Lucas <F1><F3><F4>      Director                       1991

--------------------------------------

<F1>
Member, Finance Committee
<F2>
Member, Audit Committee
<F3>
Member, Nominating Committee
<F4>
Member, Executive Compensation Committee


JOEL M. BARRY, age 48, has been a Director of the Company since July 8, 1986, Chairman of the Board since December 26, 1986, served as Chief Financial Officer from May 1, 1987 to June 9, 1990, and Executive Vice President from October 12, 1987 to June 29, 1990, when he was designated Chief Executive Officer of the Company. Mr. Barry is also a Director and Chief Executive Officer of the NCCR and CBC subsidiaries. Since approximately August 1981, Mr. Barry has been a lecturer and investment counselor regarding investment partnerships. Mr. Barry was the founder and President of Basics Financial Planning & Investments, Inc. ("Basics"), a financial management firm, formed in August 1983 and dissolved in June 1991. Basics is the successor to Dynamic Seminars, a firm founded by Mr. Barry in August 1981.

LARRY THOMAS, age 52, joined the Company in November 1995, has served as Senior Vice President since June 1996, and was appointed President and Chief Operating Officer in October 1997. Prior to joining the Company, Mr. Thomas was a charter member of the Cellular Digital Packet Data (CDPD) specification effort and through the company he founded, XYNet Software Technologies, managed the development and delivery to several carriers of CDPD accounting and provisioning software. Mr. Thomas served Unisys/Burroughs Corporation for 20 years as a system software/hardware developer, manager, and division general manager, with his last position as Vice President of Unisys Network Management Systems. Mr. Thomas has been a consultant, author, and speaker on Internet and OSI related technologies, network management protocols, complex software systems and large-network solutions for major system integration firms. Mr. Thomas holds an MSEE and BSEE from Rice University in Houston, Texas, as well as a BA in Economics from Rice.

ALICE L. CHEUNG, age 41, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining the Company, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants.

JESSE FONG, age 47, has served as Vice President since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 50, has served as Vice President since June 1990. Previous to this capacity, he was Vice President of Operations for the Company from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.
RICK SLATER, age 38, joined the Company in May 1995 as Vice President of Computer Based Controls, Inc. (CBC). In December of 1995, Mr. Slater was appointed President of CBC. Prior to joining the Company, Mr. Slater was President of Slater Research which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a numer of sites within the U.S. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

PATRICIA ATLAS WILLIAMS, age 33, joined the Company in September 1996, serving as Director of Program Management and has recently been appointed Vice President. Prior to joining ECHO, Ms. Atlas was an Operations Manager for Bank of America at their San Francisco headquarters. Ms. Atlas holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 54, has served as Vice President since June 1994 and was Director of Bank Card Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

DONNA L. CAMRAS, age 49, joined the Company in 1988 and has served as Corporate Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for four years and Los Angeles for five years.

R. MARSHALL FROST, age 51, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar, a member of the American Bar Association and the International Bar Association, and a certified broker with the California Department of Real Estate.

FARIBORZ HAMZEI, age 40, has been a Director since 1988. Mr. Hamzei is currently an independent financial consultant and has been Vice President of Market Analysts of Southern California since 1996. Mr. Hamzei was President of Caspian Capital Corporation, Los Angeles, California, from July, 1990 to December, 1991, and Executive Vice President of Caspian Capital Corporation from August, 1988 to July, 1990. Previously, he was President and Chief Executive Officer of International Message Switching Corporation, a publicly held company from August 1987 to October 1987. Mr. Hamzei has also held various positions in two high tech start-up companies, and from 1978 through 1982 held various management positions at Northrop's Aircraft Division. Mr. Hamzei holds a BS degree in engineering from Princeton University.

CARL W. SCHAFER, age 62, has been a Director since July 1986. Mr. Schafer was Financial Vice President and Treasurer (Chief Financial Officer) of Princeton University from July 1976 to October 1987. From October 1987 to April 1990, Mr. Schafer was a Principal of Rockefeller & Co., Inc. of New York, an investment management firm. He is a Director of The Atlantic Foundation and Harbor Branch Institution and became President of the Atlantic Foundation in April 1990. Mr. Schafer also holds the following positions: Director/Trustee of the Paine Webber and Guardian Families of Mutual Funds; Director of Roadway Express, Inc., a trucking company; Director of Frontier Oil Corporation, an oil and gas refiner; Director of Evans Systems, Inc., a petroleum product marketer, convenience store, and diversified company; Director of Nutraceutix, Inc., a bio technology company; Director of Base Ten Systems, Inc., a software company; and Chairman of The Johnson Atelier and School Of Sculpture. He graduated from the University of Rochester in 1958, and served with the U.S. Bureau of the Budget, successively, as Budget Examiner, Legislative Analyst, Deputy Director and Director of Budget Preparation. He resides in Princeton, New Jersey.

HERBERT L. LUCAS, age 72, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and a member of the Board of Directors of the Carnation Company.
Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Management Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas also serves as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He also was formerly a member of the Board of Trustees of Princeton University.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The annual meeting of stockholders was held on February 5, 1998, and the election of directors was held at that time.


ITEM 11.     Executive Compensation

The following table sets forth the total compensation paid and stock options and warrants offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 1998, 1997 and 1996.


Summary Compensation Table



                                              Annual           Long Term
                                           Compensation        Compensation

                  Capacities in                                Securities
Name              Which Served       Year   Salary<F1>         Underlying
Options<F2>

Joel M. Barry     Chairman/Chief    1998    $162,616  <F3>        -
                  Executive Officer 1997     160,282  <F4>        -
                                    1996     120,000           650,000


Larry Thomas      President/Chief   1998    $146,937  <F5>        -
                  Operating Officer 1997     111,250  <F6>        -
                                    1996      85,000           300,000

Jesse Fong        Vice President    1998    $110,135  <F7>        -
                                    1997      86,120  <F8>      20,000
                                    1996      80,000              -


---------------------------------------------------

<F1>
The Company provides Messrs. Barry and Thomas with an automobile. Mr. Barry, Mr. Thomas, and Mr. Fong are participants of a Company sponsored 401(K) plan. There has been no compensation paid other than that indicated in the above table. No bonuses pursuant to employment agreements were granted in the three fiscal years presented.
<F2>
None of these options has been exercised. See "Stock Option Plan" and "Warrants".
<F3>
Mr. Barry's salary includes a $14,000 bonus and a $1,117 vacation paydown.
<F4>
Mr. Barry's salary includes an $18,000 bonus and a $12,282 vacation paydown.
<F5>
Mr. Thomas's salary includes a bonus of $11,000.
<F6>
Mr. Thomas's salary includes a bonus of $11,250.
<F7>
Mr. Fong's salary includes a bonus of $27,433.
<F8>
Mr. Fong's salary includes a $1,000 bonus and a $3,320 vacation paydown.


Fiscal 1998 Option Grants Table

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 1998. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.


                                                       Potential Realization
                                                         Value at Assumed
                                                          Annual Rates of
                                                            Stock Price
                          Percent of                     Appreciation for
                         Total Granted Exercise             Option Term
              Options   to Employees in  Price Expiration
Name          Granted     Fiscal Year   ($/sh)    Date    5% ($)   10% ($)


Joel M. Barry   none         n/a         -        -        n/a     n/a
Larry Thomas    100,000      37.7%       $1.12    10/07    $53,000 $128,000
Jesse Fong      none         n/a         -        -        n/a     n/a


The following table sets forth the number of unexercised options and warrants held by the Company's Chief Executive Officer and each of its executive officers other than the Chief Executive Officer whose compensation exceeded $100,000 during fiscal 1998. No options/warrants have been exercised.


Aggregated Option/SAR Exercises and Fiscal-Year Option/SAR Value Table




                                                                Value of
                                              Number of        unexercised
                     Shares                  unexercised      in-the-money
                   acquired on     Value    options/SARS      Options/SARS
Name               exercise #   realized $    FY-end #       at FY-end $<F1>
Joel M. Barry         -0-          -0-       650,000            $429,000
Larry Thomas          -0-          -0-       400,000            $100,000
Jesse Fong            -0-          -0-        70,000            $ 28,000

-------------------------------------------------

<F1>
Based on the closing sales price of the Common Stock on September 30, 1998 of $1.06 per share, less the option exercise price.


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

Director Compensation

Outside directors are compensated at the rate of $1,500 per quarter plus reasonable expenses incurred in connection therewith. Directors are not compensated for special meetings other than regular meetings. Each one of the outside directors was awarded 33,333 shares of stock options at market price during fiscal 1998.

Employment Agreements

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

Bonus, Profit-Sharing and Other Remuneration Plans and Pension and Retirement Plans

The Company has established a bonus program to reward extraordinary performance that exceeds pre-set goals established for executive officers and key personnel. The Company believes that such a bonus program provides the incentive to exceed such goals, thereby building shareholder value.

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


ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

As of December 11, 1998, there were 16,621,541 shares of the Company's Common Stock outstanding. The following table sets forth the beneficial owners of more than 5% of the Company's voting securities.


                                            Amount and
Title        Name and Address                Nature of        Percent
of Class     of Beneficial Owner       Beneficial Ownership  of Class

Common       Arthur Geiger                 1,290,900 <F1>       7.77%
             P.O. Box 309
             Morristown, NJ  07963

Common       Robert Feury                    912,000 <F2>       5.49%
             15 East Union Street
             East Rutherford, NJ 07073

Common       Herbert Smilowitz             1,165,000 <F1>       7.00%
             15 East Union Street
             East Rutherford, NJ 07073

----------------------------------------------

<F1>
Includes warrants issued in connection with various loans and underlying common shares in connection with Series K Preferred Stock.
<F2>
Includes underlying common shares in connection with Series K Preferred Stock.


To the Company's knowledge, no other individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's officers and directors, individually, and as a group, as of December 11, 1998.


                                      Amount and            Percentage of
                                Nature of Beneficial    Outstanding Stock<F1>
Name and Address                     Ownership              At 12/11/98

Joel M. Barry                      1,007,250 <F2>                5.73%
28001 Dorothy Drive
Agoura Hills, CA  91301

Donna Camras                          60,000 <F2>                0.36%
28001 Dorothy Drive
Agoura Hills, CA  91301

Alice L. Cheung                      170,000 <F2>               1.01%
28001 Dorothy Drive
Agoura Hills, CA  91301

Jesse Fong                           155,110 <F2>               0.93%
28001 Dorothy Drive
Agoura Hills, CA 91301

R. Marshall Frost                     20,000 <F2>               0.12%
28001 Dorothy Drive
Agoura Hills, CA 91301

David Griffin                        182,637 <F2>               1.09%
28001 Dorothy Drive
Agoura Hills, CA  91301

Fariborz Hamzei                      308,333 <F3>                1.82%
28001 Dorothy Drive
Agoura Hills, CA  91301

Herbert L. Lucas                     500,222 <F3><F5>           2.95%
12011 San Vicente Boulevard
Los Angeles, CA  90049

Carl W. Schafer                      408,333 <F3>                2.40%
28001 Dorothy Drive
Agoura Hills, CA 91301

Rick Slater                          216,000 <F2>               1.28%
28001 Dorothy Drive
Agoura Hills, CA 91301

Larry Thomas                         905,000 <F2><F4>           5.24%
28001 Dorothy Drive
Agoura Hills, CA  91301

Patricia Atlas Williams               80,000 <F2>               0.48%
28001 Dorothy Drive
Agoura Hills, CA 91301

Jack Wilson                          180,000 <F2>               1.07%
28001 Dorothy Drive
Agoura Hills, CA 91301

All officers and directors
as a group (13 persons)            4,192,885                     20.66%

------------------------------------------

<F1>
Outstanding Common Shares with effect given to conversion of preferred stock and options described in footnotes 2 through 5.
<F2>
Includes options according to the terms of the Incentive Stock Option Plan. See "Item 11. Options, Warrants or Rights".
<F3>
Includes options granted to outside directors.
<F4>
Includes Common Shares as payment for acquisition.
<F5>
Includes 141,889 shares indirectly owned by Mr. Lucas through a trust for his wife.



ITEM 13.     Certain Relationships and Related Transactions

There were no material related-party transactions.



         PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements
                                                             Page

      Report of Independent Accountants. . . . . . . . . . . . . . . . . .  F-1

      Consolidated Balance Sheet at September 30, 1998 and 1997. . . . . . .F-2

      Consolidated Statement of Operations for each of the three years in the period ended September 30, 1998. . . . . . . . . . . . . . . .F-3

      Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended September 30, 1998. .F-4

      Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 1998. . . . . . . . . . . . . . . .F-5

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-6

  (2) Financial Statement Schedules:

      Schedule VIII - Valuation and Qualifying Accounts and Reserves . . . S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8K for fourth quarter ending September 30, 1998: none

(c) Exhibits:

Exhibit
Number               Description of Document

1.1 Form of Underwriting Agreement between the Company and J.W. Gant & Associates, Inc. <F3>
1.2   Form of Agreement among Underwriters. <F3>
1.3   Form of Selected Dealer's Agreement. <F3>
3.1 Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. <F1>
3.2 Certificate of Amendment to Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on September 1, 1983. <F1>
3.3 Certificate of Amendment of Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on January 17, 1986. <F1>
3.4   By-Laws of Bio Recovery Technology, Inc. <F1>
4.1 Proposed Form of Purchase Option between the Company and J.W. Gant & Associates, Inc. <F3>
4.2   Specimen Common Stock Certificate. <F3>
10.5 Copy of Refinancing Agreement dated June 20, 1989 between Electronic Clearing House, Inc., Kenneth Van Zyl Living Trust, and Mrs. Alice A. Haessler. <F2>
10.7 Copy of Imperial Bank Agreement dated October 31, 1989 between Electronic Clearing House, Inc. and Imperial Bank. <F2>
10.11 Form of Warrants to Purchase Common Stock of Registrant. <F3>
10.12 Form of Agreement to be entered into by the Officers, Directors, and 5% or more Stockholders of the Company with J.W. Gant & Associates, Inc.
      <F3>
10.27 Copy of Agreement between Electronic Clearing House, Inc. and Francis David Corporation, dated May 18, 1992. <F4>
10.28 Copy of Addendum Authorizing Evaluation and Calculation of Loss Reserve Requirement and Designation of Las Vegas, Nevada Territory, dated July 9, 1992. <F4>
10.31 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Charter Bank, dated January 25, 1994. <F6>
10.32 Copy of Escrow Statement of Electronic Clearing House, Inc. for purchase of building located at 28001 Dorothy Drive, Agoura Hills, California.
      <F6>
10.33 Copy of Employment Agreement dated October 1, 1994 between Electronic Clearing House, Inc. and Donald R. Anderson. <F6>
10.34 Copy of Asset Purchase Agreement between Electronic Clearing House, Inc. and Larry Thomas, dated December 31, 1995. <F7>
10.35 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. <F8>
10.36 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and The Berkshire Bank, dated July 31, 1997. <F8>
10.37 Copy of Employment Contract dated October 16, 1997 between Electronic Clearing House, Inc. and Larry J. Thomas. <F8>
22.0  Subsidiaries of Registrant. <F2>


------------------------------------------
[FN]
<F1>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
<F2>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference.
<F3>
Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
<F4>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference.
<F5>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference.
<F6>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference.
<F7>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1996 and incorporated herein by reference.
<F8>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.

/FN

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



               ELECTRONIC CLEARING HOUSE, INC.


               By: \s\ Larry Thomas
                     Larry Thomas, President,
                     Chief Operating Officer and
                     Chief Technology Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


   Signature                     Title                         Date


\s\Larry Thomas       Director, President, and       )  December 23, 1998
    Larry Thomas      Chief Operating Officer,       )
                      Chief Technology Officer       )
                                                     )
\s\Joel M. Barry      Chairman of the Board          )
    Joel M. Barry     and Chief Executive Officer    )
                                                     )
                                                     )
\s\Fariborz Hamzei    Director                       )
    Fariborz Hamzei                                  )
                                                     )
                                                     )
\s\Alice L. Cheung    Treasurer and                  )
    Alice L. Cheung   Chief Financial Officer        )
                                                     )
                                                     )
\s\Marjan Hewson      Controller                     )
    Marjan Hewson                                    )







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 33 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Los Angeles, California
November 13, 1998

                         ELECTRONIC CLEARING HOUSE, INC.

                           CONSOLIDATED BALANCE SHEET
                                                          September 30,
                                                       1998        1997


                                     ASSETS

Current assets:
 Cash and cash equivalents                        $ 2,486,000    $772,000
 Restricted cash (Note 1)                             651,000     323,000
 Accounts receivable less allowance
  of $1,829,000 and $1,025,000 (Note 1)             1,251,000   1,129,000
 Inventory less allowance of $202,000
  and $70,000 (Note 4)                                718,000     749,000
 Prepaid expenses and other assets                     16,000      23,000
 Notes receivable from related
  parties (Note 5)                                     32,000      51,000

   Total current assets                             5,154,000   3,047,000

Noncurrent assets:
 Long term receivables (Note 6)                       320,000     373,000
 Property and equipment, net (Note 7)               1,606,000   1,570,000
 Real estate held for investment, net (Note 8)        252,000     252,000
 Other assets, net (Note 9)                           693,000       842,000


                                                  $ 8,025,000 $ 6,084,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current portion
  of long-term debt (Note 10)                     $    92,000 $   150,000
 Accounts payable                                     173,000     112,000
 Accrued expenses (Note 11)                           845,000     731,000
 Deferred income                                      433,000         -0-

   Total current liabilities                        1,543,000     993,000


Long-term debt (Note 10)                              639,000     681,000

   Total liabilities                                2,182,000   1,674,000

Commitments and contingencies (Note 15)

Stockholders' equity (Note 13):
 Convertible preferred stock, $.01 par value,
  5,000,000 shares authorized;
 Series "H", 23,511 shares issued
  and outstanding
 Series "K", 325,000 and 375,000 shares
  issued and outstanding                                3,000       4,000
 Series "L", 168,000 and 172,000 shares
  issued and outstanding                                2,000       2,000
 Common stock, $.01 par value, 26,000,000
  shares authorized; 15,120,541 and
  14,600,541 shares issued; 15,114,300 and
  14,594,300 shares outstanding                       151,000     146,000
 Additional paid-in capital                        14,140,000  13,865,000
 Accumulated deficit                               (8,453,000) (9,607,000)

   Total stockholders' equity                       5,843,000   4,410,000


                                                  $ 8,025,000 $ 6,084,000


          See accompanying notes to consolidated financial statements.



               ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Year ended September 30,
                                            1998         1997          1996


REVENUES:
 Bankcard processing revenue         $ 12,189,000 $ 11,299,000  $  8,926,000
 Bankcard transaction fees              6,584,000    4,708,000     2,992,000
 Terminal sales and lease revenue       2,055,000    2,348,000     2,189,000
 Other revenue                            235,000      268,000       235,000

                                       21,063,000    18,623,000     14,342,000

COSTS AND EXPENSES:
 Bankcard processing and
  transaction expense                  13,730,000   12,308,000     9,023,000
 Cost of terminals sold and leased      1,519,000    1,726,000     1,866,000
 Other operating costs                    837,000      875,000       807,000
 Selling, general and
  administrative expenses               3,766,000    3,194,000     2,830,000

                                       19,852,000   18,103,000    14,526,000

Income (loss) from operations           1,211,000      520,000      (184,000)

Interest income                           118,000       68,000        38,000
Interest expense                         (104,000)    (206,000)     (266,000)
Write down of real estate
 held for investment (Note 8)                -0-          -0-        (84,000)
Loss reserve for notes
 receivable (Note 5)                         -0-       (50,000)      (98,000)
  Other expense                           (35,000)        -0-          -0-


Income (loss) before income tax
 benefit (provision)                    1,190,000      332,000      (594,000)

Income tax provision                     (714,000)    (216,000)       (5,000)
Income tax benefit from
 NOL utilization                          678,000      212,000        - 0 -

Net income (loss)                     $ 1,154,000  $   328,000   ($  599,000)

   Earnings (loss) per share - Basic       $0.077       $0.025      ($0.053)

   Earnings per share - Diluted            $0.053       $0.017          N/A


          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                       Stock
                                        -----------------------------------
                                   Treasury      Common     Preferred    Amount



Balance at September 30, 1995        6,241   11,046,804     27,573$111,000

Exercise of warrants                            125,000           1,000
Exercise of stock options                       150,000           2,000
Issuance of preferred stock                                425,0004,000
Issuance of common stock                        250,000           2,000
Issuance of warrants                                              Net loss

Balance at September 30, 1996        6,241   11,571,804    452,573120,000

Exercise of warrants                            275,617           3,000
Exercise of stock options                       220,000           2,000
Conversion of debt                            2,270,345           23,000
Conversion of preferred to common               250,775    (54,062)2,000
Issuance of preferred stock                                172,0002,000
Issuance of common stock                         12,000
Stock issuance expenses
Net income

Balance at September 30, 1997        6,241   14,600,541    570,511 152,000

Exercise of warrants                            100,000           1,000
Exercise of stock options                        44,000
Conversion of preferred to common               376,000    (94,000)3,000
Issuance of preferred stock                                 40,000
Net income

Balance at September 30, 1998        6,241   15,120,541    516,511$156,000


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY CONTINUED:





                                                   Accumulated
                                      Additional  Deficit from
                                        Paid-in    October 1,
                                        Capital       1987          Total


Balance at September 30, 1995       $10,724,000 $(9,336,000)   $1,499,000

Exercise of warrants                     62,000                    63,000
Exercise of stock options                74,000                    76,000
Issuance of preferred stock             846,000                   850,000
Issuance of common stock                 98,000                   100,000
Issuance of warrants                     80,000                    80,000
Net loss                                           (599,000)     (599,000)

Balance at September 30, 1996        11,884,000  (9,935,000)    2,069,000

Exercise of warrants                    125,000                   128,000
Exercise of stock options               160,000                   162,000
Conversion of debt                      934,000                   957,000
Conversion of preferred to common        (2,000)                      -0-
Issuance of preferred stock             858,000                   860,000
Issuance of common stock                 12,000                    12,000
Stock issurance expenses               (106,000)                 (106,000)
Net income                                          328,000       328,000

Balance at September 30, 1997        13,865,000  (9,607,000)    4,410,000

Exercise of warrants                     49,000                    50,000
Exercise of stock options                29,000                    29,000
Conversion of perferred to common        (3,000)                      -0-
Issuance of preferred stock             200,000                   200,000
Net income                                        1,154,000     1,154,000

Balance at September 30, 1998       $14,140,000 $(8,453,000)   $5,843,000


          See accompanying notes to consolidated financial statements.



               ELECTRONIC CLEARING HOUSE, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Year ended September 30,
                                              1998        1997          1996

Cash flows from operating activities:
 Net income (loss)                      $ 1,154,000   $ 328,000   ($ 599,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
 Depreciation                               225,000     209,000      199,000
 Amortization                               186,000      82,000       99,000
 Provisions for losses on accounts and
  notes receivable                          804,000     786,000      252,000
 Provision for loss on real estate held
  for investment                               -0-         -0-        84,000
 Provision for obsolete inventory           132,000      50,000       20,000
 Fair value of stock warrants issued in
  connection with debt                         -0-         -0-        80,000
 Fair value of stock issued in connection
  with legal settlement                        -0-       12,000         -0-
 Changes in assets and liabilities:
  Restricted cash                          (328,000)    193,000     (203,000)
  Accounts receivable                      (872,000) (1,262,000)    (336,000)
  Inventory                                (102,000)   (336,000)    (205,000)
  Prepaid expenses and other assets           7,000      13,000      (20,000)
  Other assets                              (37,000)   (146,000)    (186,000)
  Accounts payable                           61,000     (57,000)     (67,000)
  Accrued expenses                          114,000     (15,000)      30,000
  Deferred income                           433,000        -0-          -0-
  Other liabilities                             -0-        -0-         5,000


   Net cash provided by (used in)
    operating activities                  1,777,000    (143,000)    (847,000)

Cash flows from investing activities:
  Purchase of equipment                    (204,000)   (199,000)    (138,000)

  Net cash used in investing activities     (204,000)   (199,000)   (138,000)

Cash flows from financing activities:
  Decrease in notes receivable from
   stockholders and related parties          19,000        -0-        10,000
  Proceeds from issuance of notes payable      -0-      150,000      200,000
  Repayment of notes payable               (157,000)   (202,000)    (139,000)
  Proceeds from issuance of
   preferred stock                          200,000     753,000      850,000
  Proceeds from common stock
   warrants exercised                        50,000     129,000       63,000
  Proceeds from exercise of stock options       29,000     112,000      76,000

   Net cash provided by
    financing activities                    141,000     942,000    1,060,000

Net increase in cash                      1,714,000     600,000       75,000
Cash and cash equivalents at
 beginning of period                        772,000     172,000       97,000

Cash and cash equivalents at end
 of period                             $  2,486,000  $    772,000   $172,000




          See accompanying notes to consolidated financial statements.


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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted balances only. Cash equivalents are considered to be all highly liquid debt instruments such as money market funds.

Restricted Cash

Under the terms of the processing agreement with the Company's primary processing banks, the Company maintains several cash reserve accounts as a contingency against chargeback losses. As processing fees are received by the processing banks, they are allocated per the processing agreement to the reserve accounts.

Chargeback

Chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. A reserve is established for all chargebacks not received within ninety (90) days or for those that are deemed uncollectible. Additionally, under the terms of the Company's processing agreements with the banks, the Company is responsible for all external costs of the program and for all support functions including daily accounting, settlement and security (see Note 16).

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

In March 1995, the Financial Accounting Standard Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever event or circumstances indicated that the carry amount of the asset may not be recoverable. As of September 30, 1998 and 1997, in Management's opinion, no such impairment exists.

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

The Company expensed $930,000, $807,000, and $189,000 for the years ended September 30, 1998, 1997 and 1996, respectively for bankcard processing chargeback losses. The Company provided for other uncollectible leases and notes receivable balances of $24,000, $72,000 and $217,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

The Company has one customer that accounted for approximately $3,409,000, $2,697,000 and $2,135,000 of revenues for the years ended 1998, 1997 and 1996, respectively.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for timing differences between financial and taxable income.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of net income per share except where it would be anti-dilutive. For the net income per common share, the convertible preferred stock is not considered to be equivalent to common stock. Earnings (loss) per share-basic amounts included in the consolidated statement of operations are based upon average shares outstanding of 14,974,125, 13,336,701, and 11,297,316 in fiscal years 1998, 1997, and 1996, respectively. Earnings per share-diluted amounts included in the consolidated statement of operations are based upon average shares outstanding of 21,834,034 and 19,850,870 in fiscal years 1998 and 1997, respectively. Earnings per share-diluted assuming full dilution for fiscal year 1998 was determined on the assumption that the convertible preferred stock was converted, and the warrants and all the options were exercised on October 1, 1997 or the issuance date, whichever is later. On November 4, 1998, the Company issued 705,000 shares of options to certain officers and key employees of the Company.

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

Stock Based Compensation

In October 1995, the Financial Accounting Standard Board issued Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" (FAS
123). FAS 123 establishes market value accounting and reporting standards for stock based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No 25. The Company was required to adopt FAS 123 for its 1997 fiscal year. The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123. As a result, the adoption of FAS 123 will not have an impact on the financial position or results of operations of the Company. The pro-forma disclosure required by FAS 123 is included in Note 14 of Notes to Consolidated Financial Statements.

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


NOTE 2 - NATURE OF OPERATIONS

The Company provides credit card authorizations, electronic deposit services and check guarantee services for retail and wholesale merchants and banks. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies. The Company has five wholly owned subsidiaries: ECHO Payment Services, Inc. (formerly GCLC Corporation), Computer Based Controls, Inc., ECHO R&D Corporation (inactive), XpressCheX, Inc. and National Credit Card Reserve Corporation.

The Company currently has processing agreements and relationships with four different banks. Management expects processing operations to continue to contribute significantly to cash flow in 1999 and that short term assets will be sufficient to meet current liabilities.

NOTE 3 - STATEMENT OF CASH FLOWS:

In fiscal years 1998, 1997 and 1996, cash payments for interest were $104,000, $174,000 and $220,000, respectively.

Significant non-cash transactions for fiscal 1998 are as follows:

-  Capital equipment of $57,000 was acquired under capital leases.

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


NOTE 4 - INVENTORY

The components of inventory are as follows:

                                                    September 30
                                             1998                  1997

Raw materials                              $244,000           $  120,000

Finished goods                              677,000              699,000

                                            921,000              819,000

Less: Allowance for obsolescence            202,000               70,000

                                         $  719,000           $  749,000



NOTE 5 - NOTES RECEIVABLE FROM RELATED PARTIES:

The Company occasionally engages in transactions with related parties, the terms of which may not be the same as those that would result from transactions among wholly unrelated parties.

Notes receivable from related parties are comprised of the following:





                                                          September 30
                                                         1998      1997

Note receivable from officer bearing
 8% interest, secured by 60,000 shares
 of the Company's common stock, due
 July 1998                                             -0-       $51,000

Note receivable from outside director bearing
 8% interest, secured by 348,333 shares
 shares of the Company's stock options, due
 February 1999.                                       $ 32,000     -0-
                                                      $ 32,000   $51,000


NOTE 6 - LONG TERM RECEIVABLES

Long term receivables consist of the following:

                                                           September 30
                                                          1998     1997

Lease receivables -  consist of
  long term portion of equipment leases to
  merchants, net of deferred interest                 $ 14,000  $ 84,000

Notes receivable - including accrued
  interest of $16,000, secured by 230,345 shares
  of the Company's common stock, due in November
  1999, bears 6% interest                              306,000   289,000
                                                      $320,000  $373,000


NOTE 7 - PROPERTY AND EQUIPMENT:

Book value of property and equipment comprise of the following:

                                                          September 30
                                                         1998      1997
Land and building                                  $   880,000    $  880,000
Computer equipment and software                      1,740,000     1,617,000
Furniture, fixtures and equipment                      774,000       669,000
Building improvements                                   78,000        45,000
Tooling equipment                                      285,000       285,000
Automobile                                              21,000        21,000
Cost                                                 3,778,000     3,517,000
Less:  accumulated depreciation
  and amortization                                  (2,172,000)   (1,947,000)

Net book value                                      $1,606,000    $1,570,000


Included in property and equipment are assets under capital lease of $219,000 and $322,000 at September 30, 1998 and 1997, with related accumulated depreciation of $59,000 and $149,000, respectively.


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

The Company provided $84,000 allowance for estimated losses for the year ended September 30, 1996 on its investment in real estate to reflect the estimated fair market value less estimated costs of disposition, no further increases to the allowance during fiscal 1997 and fiscal 1998 were deemed necessary.


NOTE 9 - OTHER ASSETS:

Other assets comprise of the following:


                                                              September 30
                                                         1998           1997

Printer technology, net of
 accumulated amortization of
 $43,000 and $3,000                                   $ 157,000      $ 197,000

Patents and associated cost,
 net of accumulated amortization
 of $20,000 and $10,000                                 149,000        159,000

Software costs, net of accumulated
 amortization of $337,000 and $201,000                  376,000        475,000

Other                                                    11,000         11,000

                                                     $  693,000     $  842,000


The Company capitalized $317,000 software costs related to the United States Postal Service (USPS) Pilot Program for the fiscal year ended 1997, and $57,000 and $34,000 for the development of in-house software for the years ended 1998 and 1997, respectively. The printer technology for the Company's electronic money order device (EMOD) was purchased during fiscal year 1994. As of September 30, 1998, this technology has been incorporated in the EMOD under the USPS Pilot Program and being amortized over the estimated number of units to be produced. Total amortization of intangible assets was $186,000, $78,000, and $99,000 for the fiscal years ended 1998, 1997, and 1996, respectively. Total amortization of software costs was $136,000, $67,000, and $74,000 for the fiscal years ended 1998, 1997, and 1996, respectively.

NOTE 10 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings and long-term debt consist of the following:


                                                             September 30
                                                           1998      1997

Note payable, secured by corporate headquarters
 building, due October 2004.  Interest at
 3.5% above 11th District cost of funds,
 which was 8.38% as of September 30, 1998              $ 528,000  $ 539,000

Term loan, secured by computer equipment,
 bearing interest at 11%                                   -0-       17,000

Term loan, secured by lease pool, bearing
 interest at 13%                                          35,000    110,000

Capital leases (Note 15)                                 163,000    160,000

Other                                                      5,000         5,000
                                                         731,000    831,000
Less:  current portion                                   (92,000)    (150,000)

Total long-term debt                                    $639,000   $681,000


Concurrent with purchasing the corporate office building in fiscal year 1995, the Company issued a secured note payable for $560,000 to the bank, its previous owner, amortized over thirty years due in October 2004. Monthly debt service for principal and interest approximates $5,000. Interest on this note is tied to the index of the 11th District cost of funds.

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

Future maturities of debt are as follows:



Fiscal year ended September 30

         1999                                                   $  92,000
         2000                                                      47,000
         2001                                                      44,000
         2002                                                      41,000
         2003                                                      14,000
         thereafter                                               493,000
                                                                $ 731,000


NOTE 11 - ACCRUED EXPENSES:


Accrued expenses are comprised
  of the following:


                                                         September 30
                                                     1997           1998

Accrued bank card fees                            $106,000       $123,000
Accrued compensation and taxes                     277,000        121,000
Accrued communication costs                        181,000        167,000
Accrued professional fees                           91,000        148,000
Accrued commission                                  89,000         79,000
Other                                              101,000         93,000
                                                  $845,000       $731,000



NOTE 12 - INCOME TAXES:

At September 30, 1998, the Company recorded an income tax benefit of $678,000 for a net operating loss (NOL) utilization. No such benefit was recognized in 1996. The Company has federal tax loss carryforwards of approximately $4,044,000 and $5,683,000, and state tax loss carryforwards of $404,000 and $1,267,000 for the fiscal years ended 1998 and 1997, respectively. These carryforwards will expire from 1998 through 2010 if not utilized against future taxable income. The utilization of a portion of the carryforwards is subject to limitations under Internal Revenue Code Section 382 (Section 382) due to a change in ownership of the Company which occurred during fiscal year 1987, and may be further reduced upon future changes of control. Investment tax credits of $51,000 are also available to reduce future federal income taxes and expire in years 1998 through 2000. The utilization of these credits is also subject to Section 382 limitations.

The Company has a $1,412,000 and $2,050,000 deferred tax asset for the loss carryforwards against which it has recorded a 100% valuation reserve based on the uncertainty of utilization of the federal and state loss carryforwards for the fiscal years ended 1998 and 1997. The amount of the deferred tax asset is based on the current federal and state loss carryforwards after Section 382 limitations. Tax rates of 34% and 9.3%, respectively, were applied to determine the potential future values of the loss carryforwards. No tax effect for temporary differences is recognized as the total deferred taxes that would result from such differences is minor.

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

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Class K Stock has a stated value of $2.00 per share and is convertible into four shares of common stock. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. During fiscal 1997 and fiscal 1998, 100,000 shares of series K Preferred stock were converted into 400,000 shares of the Company's common stock.

During fiscal 1997, the Company issued 172,000 shares of Series L Preferred Stock (Class L Stock) for an aggregate price of $860,000. Class L Stock has a stated value of $5.00 per share and is convertible into four shares of common stock. During fiscal 1998, the Company issued 40,000 shares of Series L Preferred Stock for $200,000. Additionally, 44,000 shares of Series L Preferred Stock was converted into 176,000 shares of common stock. Class L Stock has priority in liquidation over the Company's common stock, but is junior in liquidation to all previous classes of preferred stock.

Common Stock Warrants

At September 30, 1998, the following warrants were outstanding:



          Warrants        Option          Expiration
         Outstanding       Price          Date


           500,000          0.40          February to March 1999
           500,000          0.40          December 1999
         1,000,000




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

NOTE 14 - COMMON STOCK OPTIONS:

Stock option activity during 1996, 1997, and 1998 was as follows:



                                                          Exercise
                                        Options             Price

Outstanding September 30, 1995       2,800,000            $0.40 - $0.85

   Granted                             925,000             0.40 -  1.03
   Forfeited                          (270,000)            0.50
   Exercised                          (150,000)            0.50 - 0.56
Outstanding September 30, 1996       3,305,000            $0.40 - $1.03

   Granted                             595,000             1.06 - 1.47
   Forfeited                          (200,000)            0.85
   Exercised                          (220,000)            0.50 - 0.85
Outstanding September 30, 1997       3,480,000            $0.40 - $1.47

   Granted                             365,000             0.91 - 1.50
   Forfeited                              -0-                -0-
   Exercised                           (44,000)            0.50 - 1.15

Outstanding September 30, 1998       3,801,000            $0.40 - $1.50



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

During fiscal 1998, the Company's Board of Directors granted each of its outside directors 33,333 shares of options exercisable at $0.91 per share. In addition, the Company also granted an aggregate of 332,000 shares of options to several officers and key employees to purchase comon stock ranging from $1.03 to $1.50 per share.

All officer options, with the exception of the 310,000 options granted under the president's employment agreement, are granted under the Company's incentive stock option plan. Options granted to outside directors and employees are not included in the plan. The exercise price of both the incentive stock options and directors' and employees' options shall be 100% of the fair market value on the date the option is granted. Options granted to outside directors are normally vested immediately. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest.

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

The following table summarizes information about stock options outstanding at September 30, 1998:



                              Options Outstanding       Options Exercisable

                                   Weighted-
                                    Average  Weighted-
Weighted-
                       Number      Remaining  Average      Number       Average
   Range of          outstanding  ContractualExercise  Exercisable at  Exercise
Exercise Prices    at Sept 30 1998   Life      Price    Sept 30 1998     Price

$0.40 - $0.56       2,201,000        4.5      $0.47    1,826,000       $0.48
$0.84 - $1.15       1,170,000        4.3      $0.97      790,000       $0.97
$1.21 - $1.50         430,000        5.6      $1.44      265,000       $1.47
                    3,801,000        4.6      $0.74    2,881,000       $0.70



The weighted average fair value of the options granted, under the plan in effect at September 30, 1998, during the fiscal years ended September 30, 1996, September 30, 1997 and September 30, 1998 were $0.44, $0.80, and $0.99, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal 1996, the risk free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 81.9% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1997, the risk free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 81.9% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1998, the risk-free interestrate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 156.9%, and the expected dividend yield was 0%, all calculated on a weighted average basis.

On a pro-forma basis under the provision of FAS 123, net loss and net loss per share would have increased by $143,000 and $0.013 for the year ended September 30, 1996, respectively, net income and net income per share would have decreased by $390,000 and $0.029 for the year ended September 30, 1997, respectively, and net income and net income per share would have decreased by $125,000 and $0.008 for the year ended September 30, 1998, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

Terminal equipment leases

The Company leases terminals to customers under agreements that are classified as sales. Sales-type lease terms are for two to three years. A total lease receivable net of unearned income of $180,000 and $396,000 was outstanding at September 30, 1998 and 1997, respectively. $116,000 and $85,000 have been reserved for against lease cancellations at September 30, 1998 and 1997, respectively. The interest income recognized on the leases was $42,000, $60,000 and $31,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

During fiscal 1997, the Company pledged as collateral $200,000 of lease payment streams to American Independent Bank regardless of the collectibility of any specific lease(s) in the bank's portfolio. The Company charged $24,000, $22,000 and $46,000 to expense for leases that became uncollectible for the years ended September 30, 1998, 1997, and 1996, respectively.

The Company's future payment stream on in-house leases is as follows:





            Fiscal Year                  Payments
            1999                     $  175,000
            2000                         13,000
                                     $  188,000


Lease Commitments

In November 1994, the Company entered into a five-year lease for a 4,200 square foot warehouse facility to house its manufacturing repair facility at a monthly rental of $2,600.

The Company's future minimum rental payments for capital and operating leases (Note 9) at September 30, 1998 are as follows:




Fiscal Year                     Capital Leases      Operating Leases

1999                                 $ 65,000             $31,000
2000                                   53,000               -0-
2001                                   46,000               -0-
2002                                   36,000               -0-
2003                                    7,000               -0-

Total minimum lease payments         $207,000             $31,000

Less: imputed interest                 44,000
Present value of net
  minimum lease payment              $163,000



NOTE 16 - LITIGATION

The Company is currently involved in lawsuits against 58 merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. The amounts of losses claimed aggregate to more than $800,000. Additionally, the Company has hired outside counsel to bring suit against four out-of-state merchants for chargeback losses of more than $750,000, as of the fiscal year ended September 30, 1998. There is no assurance that these amounts are recoverable through litigation. One out-of-state merchant has brought suit against the Company for breach of contract which the Company believes is without merit and is currently being defended against. Management believes that the probability of sustaining material loss related to this matter is remote.

          ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES


                            SCHEDULE VIII TO FORM 10K

            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





                                                    REDUCTION  IN
                                                     RESERVE AND
                           BALANCE  AT  CHARGED TO    ACCOUNTS    Balance at
DESCRIPTION                  9/30/96      EXPENSE    RECEIVABLE     9/30/97


Allowance for
 trade receivables/
 chargeback receivables    $289,000     $836,000     $100,000   $1,025,000

Allowance for
 notes receivable            98,000       50,000       -0-         148,000


Allowance for
 obsolete inventories       20,000        50,000       -0-          70,000


SCHEDULE VIII TO FORM 10K CONTINUED:

                                       REDUCTION IN
                                        RESERVE AND
                           CHARGED TO    ACCOUNTS    BALANCE AT
DESCRIPTION                  EXPENSE    RECEIVABLE     9/30/98


Allowance for
 trade receivables/
 chargeback receivables    $963,000     $159,000   $1,829,000

Allowance for
 note receivable                -0-          -0-      148,000

Allowance for
 obsolete inventories       142,000       10,000      202,000

