Form 10-Q
period 1998-12-30
ELECTRONIC CLEARING HOUSE INC
filed 1999-02-01
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------
                                    FORM 10-Q
                   -------------------------------------------


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 1998

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

                    Yes   X                       No


     As of January 27, 1999, there were 17,149,861 shares of the Registrant's Common Stock outstanding.







                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX


                                                            Page No.

                         PART I.  FINANCIAL INFORMATION


Item 1.        Consolidated Financial Statements:



               Consolidated Balance Sheet                               3
                 December 31, 1998 and September 30, 1998

               Consolidated Statement of Operations                     4
                 Three months ended December 31,
                 1998 and 1997

               Consolidated Statement of Cash Flows                     5
                 Three months ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  7
               Financial Condition and Results of
               Operations



                           PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                        10

               Signatures                                              11

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    December 31   September 30
                                                       1998           1998
                                                           (Unaudited)
Current assets:
  Cash and cash equivalents  . . . . . . . . . .  $ 3,016,000   $ 2,486,000
  Restricted cash. . . . . . . . . . . . . . . .      534,000       651,000
  Accounts receivable less allowance of
   $1,854,000 and $1,829,000 . . . . . . . . . .    1,065,000     1,251,000
  Inventory less allowance of $202,000
   and $202,000. . . . . . . . . . . . . . . . .      760,000       718,000
  Prepaid expenses and other assets. . . . . . .       60,000        16,000
  Notes receivable from related parties  . . . .       31,000        32,000

          Total current assets . . . . . . . . .    5,466,000     5,154,000

Noncurrent assets:
   Long term receivables . . . . . . . . . . . .      324,000       320,000
   Property and equipment, net . . . . . . . . .    1,689,000     1,606,000
   Real estate held for investment, net  . . . .      252,000       252,000
   Other assets, net . . . . . . . . . . . . . .      676,000         693,000

                                                   $8,407,000    $8,025,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion
   of long-term debt . . . . . . . . . . . . .     $   79,000    $   92,000
  Accounts payable . . . . . . . . . . . . .           76,000       173,000
  Accrued expenses . . . . . . . . . . . . . . .      827,000       845,000
  Deferred income. . . . . . . . . . . . . . . .      433,000       433,000

         Total current liabilities . . . . . . .    1,415,000     1,543,000

Long-term debt . . . . . . . . . . . . . . . . .      660,000       639,000

         Total liabilities . . . . . . . . . . .          2,075,000  2,182,000


Stockholders' equity:
   Convertible preferred stock, $.01 par value,
     5,000,000 shares authorized:
    Series "H", 23,511 shares issued and outstanding:
    Series "K", 100,000 and 325,000 shares issued
     and outstanding . . . . . . . . . . . . . .        1,000           3,000
    Series "L", 104,000 and 168,000 shares issued
     and outstanding . . . . . . . . . . . . . .        1,000           2,000
   Common stock, $.01 par value, 26,000,000 authorized:
    16,841,541 and 15,120,541 shares issued;
     16,835,300 and 15,114,300 shares outstanding. . . . .168,000     151,000
   Additional paid-in capital. . . . . . . . . .   14,357,000      14,140,000
   Accumulated deficit . . . . . . . . . . . . .   (8,195,000)     (8,453,000)

          Total stockholders' equity . . . . . .    6,332,000       5,843,000

                                                   $8,407,000      $8,025,000


          See accompanying notes to consolidated financial statements.





                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months
                                                      Ended December 31,
                                                       1998         1997
                                                          (Unaudited)
Revenues:
  Bankcard processing revenue. . . . . . . . .      $3,376,000   $2,652,000
  Bankcard transaction fees. . . . . . . . . .       1,771,000    1,446,000
  Terminal sales and lease revenue . . . . . .          94,000       72,000
  Other revenue. . . . . . . . . . . . . . . .         228,000       42,000

                                                     5,469,000    4,212,000

Costs and expenses:
  Bankcard processing and transaction expense  .     3,721,000    2,979,000
  Cost of terminals sold and leased  . . . . . .        73,000      121,000
  Other operating costs  . . . . . . . . . . . .       257,000      210,000
  Selling, general and administrative. . . . . .     1,169,000      833,000



                                                     5,220,000    4,143,000

       Income from operations. . . . . . . . . .       249,000       69,000


Interest income. . . . . . . . . . . . . . . . .        48,000       21,000
Interest expense . . . . . . . . . . . . . . . .       (25,000)     (27,000)


       Income before income tax provision. . . .       272,000       63,000


Income tax provision, net  . . . . . . . . . . .                (14,000)    (1,000)


          Net income   . . . . . . . . . . . . .    $  258,000    $  62,000


          Earnings per share - Basic   . . . . .     $   0.016   $    0.004

        Earnings per share - Diluted . . . . . .     $   0.011   $    0.003





          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                             Three Months
                                                          Ended December 31,
                                                          1998       1997
                                                              (unaudited)
Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . . . . . . .$  258,000 $  62,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation  . . . . . . . . . . . . . . . . . . .   63,000     62,000
   Amortization. . . . . . . . . . . . . . . . . . . .   18,000     22,000
   Provisions for losses on accounts and
    notes receivable . . . . . . . . . . . . . . . . .   25,000    (32,000)
   Provision for obsolete inventory. . . . . . . . . .      -0-     18,000
Changes in assets and liabilities:
   Restricted cash . . . . . . . . . . . . . . . . . .  117,000   (123,000)
   Accounts receivable . . . . . . . . . . . . . . . .  156,000   (247,000)
   Inventory   . . . . . . . . . . . . . . . . . . . .  (41,000)  (142,000)
   Prepaid expenses and other assets . . . . . . . . .  (44,000)   (47,000)
   Other assets  . . . . . . . . . . . . . . . . . . .   (1,000)   (16,000)
   Accounts payable  . . . . . . . . . . . . . . . . .  (97,000)   (20,000)
   Accrued expenses. . . . . . . . . . . . . . . . . .  (18,000)   516,000


  Net cash provided by operating activities. . . . . .  436,000     53,000

Cash flows from investing activities:
   Purchase of equipment.. . . . . . . . . . . . . . .  (103,000)   (25,000)


  Net cash used in investing activities. . . . . . . .     (103,000)    (25,000)

Cash flows from financing activities:
  Decrease in notes receivable from
   related parties . . . . . . . . . . . . . . . . . .    1,000        -0-
  Repayment of notes payable . . . . . . . . . . . . .  (35,000)   (52,000)
  Proceeds from issuance of preferred stock  . . . . .      -0-    200,000
    Proceeds from common stock warrants exercised. . .  190,000        -0-
  Proceeds from exercise of stock options. . . . . . .    41,000       -0-

  Net cash provided by financing activities. . . . . .    197,000   148,000

Net increase in cash . . . . . . . . . . . . . . . . .  530,000    176,000
Cash and cash equivalents at beginning of period . . . 2,486,000   772,000

Cash and cash equivalents at end of period . . . . . .$3,016,000 $ 948,000





          See accompanying notes to consolidated financial statements.


                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of December 31, 1998, and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim period. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The result of operations for the three months ended December 31, 1998 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 1999.

NOTE 2 - Net income per share:

     Net income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of net income per share except where it would be anti-dilutive. For the net income per common share, the convertible preferred stock is not considered to be equivalent to common stock. Earnings per share - basic amounts included in the consolidated statement of operations are based upon average shares outstanding of 15,876,845 and 14,793,150 in the three months ended December 31, 1998 and 1997, respectively. Earnings per share - diluted amounts included in the consolidated statements of operations are based upon average shares outstanding of 22,768,053 and 21,490,500 in the three months ended December 31, 1998 and 1997, respectively. Earnings per share - diluted assuming full dilution for the first quarter of fiscal 1999 was determined on the assumption that the convertible preferred stock was converted, and the warrants and all the options were exercised on October 1, 1998 or the issuance date, whichever is later.

NOTE 3 - Non-cash transactions

     Siginificant non-cash transaction for the three months ended December 31, 1998 was as follows:

     -  Capital equipment of $43,000 was acquired under capital leases.

     Significant non-cash transaction for the three months ended December 31, 1997 was as follows:

     -  Capital equipment of $26,000 was acquired under capital leases.

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


Result of Operations

Three Months Ended December 31, 1998 and 1997

Revenues.    Electronic Clearing House, Inc. recorded a net income of $258,000 for the first quarter of fiscal year 1999 as compared to a net income of $62,000 in the same period for the prior year, a 316.1% increase. This is the result of an overall increase in revenue growth of 29.8% compared with the same period last fiscal year. The increase reflected revenue growth of 25.6% in bankcard processing and transaction revenue combined with a 442.9% increase in other revenue over the same period in the prior fiscal year.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue and transaction revenue is attributable to three areas: (1) 8.5% increase in processing volume along with the rate increases for the entire merchant base as a result of the interchange rate increases implemented by Visa and MasterCard in April 1998; (2) 60.2% increase in inventory transaction volume with U-Haul International due to the additional systems deployed during the past year; and (3) the implementation of certain industry specific fees in the third quarter of fiscal 1998. As of December 1998, the Company processed for over 17,000 active retail merchant accounts and equipment rental dealers located around the country.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended December 31, 1998 were $94,000 which represented a 30.6% increase over the same fiscal quarter last year. The Company is currently scheduled to deploy another 2,500 U-Haul systems in the second quarter of fiscal 1999. The total number of active U-Haul systems in the field will be approximately 11,500 after this deployment is completed.

Other revenue increased 442.9% for the current fiscal quarter over the same fiscal quarter last year, reflecting software development work currently underway for a casino cash advance provider. The Company is in negotiation with this casino cash advance provider to finalize the contractual arrangements regarding this project.


Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, increased 24.9% in the current fiscal quarter over the same fiscal period last year. This was in direct relation to the 25.6% increase in processing and transaction revenues for the current fiscal quarter.

Cost of terminals sold and leased decreased 39.7% in the first quarter of fiscal year 1999 as compared to the same fiscal quarter last year. This relates to the decrease in lease receivable bad debt provisions for the current fiscal quarter as compared to the prior year.

Research and development expense for the current fiscal quarter increased 45.7% when compared with the same fiscal quarter last year. This is reflective of the on-going investments made by the Company both in programming personnel and specialized cash advance developmental project.

Selling and general and administrative expenses increased 40.3% in the current fiscal quarter as compared to the same fiscal quarter last year. This reflects the Company's commitment toward several sales programs which was implemented during the current fiscal quarter. Additionally, the higher general and administrative expense is also associated with the 29.8% overall revenue increase and the incremental increase in operating costs to support the Company's infrastructure.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had available cash of $3,016,000, restricted cash of $534,000 in reserve with its primary processing banks and working capital of $4,051,000.

Accounts receivable net of allowance for doubtful accounts decreased $186,000 during the three-month period ended December 31, 1998. Inventory costs increased $42,000 which was due to the inventory build-up for the U-Haul equipment order which is scheduled to be delivered during the second fiscal quarter of 1999.

At the present, the Company's cash flows from operations is sufficient to support the current level of research and developments costs and marketing costs which would allow the Company to further develop its suite of Internet products and services which is believed to be essential to the Company's future growth.

The Company's current ratio improved from 2.60 to 1 at December 31, 1997 to
3.86 to 1 at December 31, 1998. The Company's debt to equity ratio also improved from .46 to 1 at December 31, 1997 to .33 to 1 at December 31, 1998.


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

In fiscal 1998, the Company assessed the Year 2000 issues in depth and developed a comprehensive plan. The Company is currently executing its plan to minimize the potential impact of the Year 2000 issues on its business and expects to be in a testing mode in the first calendar quarter of 1999. The Company spent approximately $200,000 in fiscal year 1998 in connection with the Year 2000 problems. Management's current estimate is that the costs associated with the Year 2000 issue will be approximately $250,000 in fiscal 1999. The assignment of resources to address the Year 2000 issue has had a minor impact on development and/or delay of other Company projects. The Company's existing contingency plan for business resumption during and following catastrophic events has been augmented to provide for longer-term outages that could result from Year 2000 issues. For example, the Uninterruptible Power Supply system that has served the Company since 1987 has been replaced with a much more robust system. In addition, a stand-alone power generator is currently being installed to increase the Company's ability to sustain longer-term outages. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company may have failed to fully identify all areas and, once discovered, the Company may not be able to resolve such areas without disruption of its business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected adversely as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. Significant care is being taken to confirm other key providers/vendors are fully compliant with Year 2000 issues but no assurance can be given that the Company's efforts in this regard or that the representations made regarding compliance with Year 2000 by vendors will prove successful.


PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ELECTRONIC CLEARING HOUSE, INC.
                                  (Registrant)



Date: January 28, 1999             By: \s\Alice Cheung
                                        Alice Cheung, Treasurer and
                                         Chief Financial Officer