Form 10-Q
period 1999-03-31
ELECTRONIC CLEARING HOUSE INC
filed 1999-05-06
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q
                     ---------------------------------------

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended March 31, 1999

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

                    Yes   X                       No


     As of May 3, 1999, there were 19,492,126 shares of the Registrant's Common Stock outstanding.





                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                 Page No.


Item 1.        Consolidated Financial Statements:


               Consolidated Balance Sheet                               3
                 March 31, 1999 and September 30, 1998

               Consolidated Statement of Operations                     4
                 Three months and six months ended
                 March 31, 1999 and 1998

               Consolidated Statement of Cash Flows                     5
                 Six months ended March 31, 1999 and 1998

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  7
                 Financial Condition and Results of
                 Operations



                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                        12

               Signatures                                              13

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                 ELECTRONIC CLEARING HOUSE, INC.
                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                          March 31,     Sept 30,
                                            1999          1998
                                                 (Unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . $ 2,370,000$ 2,486,000
 Restricted cash . . . . . . . . . . . .  554,000      651,000
 Accounts receivable less allowance
  of $2,203,000 and $1,829,000 . . . . .1,869,000    1,251,000
 Inventory less allowance of
  $202,000 and $202,000. . . . . . . . .  578,000      718,000
 Prepaid expenses and other assets . . .     47,000     16,000
 Notes receivable from stockholders
  and related parties less allowance
  of $148,000. . . . . . . . . . . . . .     27,000     32,000

 .Total current assets . . . . . . . . .5,445,000    5,154,000

Noncurrent assets:
 Long term receivables . . . . . . . . .  329,000      320,000
 Property and equipment, net . . . . . .1,707,000    1,606,000
 Real estate held for investment, net  .  252,000      252,000
 Other assets, net . . . . . . . . . . .    939,000         693,000

 . . . . . . . . . . . . . . . . . . . .$8,672,000  $8,025,000

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current
  portion of long-term debt  . . . . . .  $   91,000 $  92,000
 Accounts payable  . . . . . . . . . . .    146,000    173,000
 Accrued expenses. . . . . . . . . . . .  763,000      845,000
 Deferred income . . . . . . . . . . . .     21,000     433,000

 . . . . Total current liabilities . . .1,021,000    1,543,000

Long-term debt . . . . . . . . . . . . .    627,000     639,000

 . . . . Total liabilities . . . . . . .          1,648,000   2,182,000


Stockholders' equity:
 Convertible preferred stock, $.01 par value,
  5,000,000 shares authorized:
  Series "H", 0 and 23,511 shares
   issued and outstanding: . . . . . . .
  Series "K", 75,000 and 325,000 shares
   issued and outstanding. . . . . . . .    1,000        3,000
  Series "L", 60,000 and 168,000 shares
   issued and outstanding. . . . . . . .    1,000        2,000
 Common stock, $.01 par value,
  36,000,000 authorized:
   18,027,126 and 15,120,541 shares issued;
   18,020,885 and 15,114,300 shares
   outstanding. . . . .. . . . . . . . .  180,000      151,000
 Additional paid-in capital. . . . . . .14,593,000  14,140,000
 Accumulated deficit . . . . . . . . . . (7,751,000) (8,453,000)

 . . . . Total stockholders' equity  . .  7,024,000    5,843,000

 . . . . . . . . . . . . . . . . . . . .$8,672,000  $8,025,000

  See accompanying notes to consolidated financial statements.


                 ELECTRONIC CLEARING HOUSE, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS


                                     Three Months    Six Months
                                     Ended Mar 31,  Ended Mar 31,
                                     1999    1998    1999   1998
                                      (Unaudited)    (Unaudited)
                                           ---in thousands--
Revenues:
 Bankcard processing revenue . . .$3,073  $2,638  $6,449 $5,290
 Bankcard transactions fees. . . . 1,768   1,566   3,539  3,012
 Terminal sales and
  lease revenue  . . . . . . . . . 1,475     920   1,569    992
 Other revenue . . . . . . . . . .    40      64     268    106

                                   6,356   5,188  11,825  9,400

Costs and expenses:
 Bankcard processing and
  transactions expense . . . . . . 3,476   3,201   7,197  6,180
 Cost of terminals sold and leased   806     567     879    688
 Other operating costs . . . . . .   190     195     447    405
 Selling, general
   and administrative. . . . . . . 1,441     968   2,610  1,801


                                 . 5,913   4,931  11,133  9,074

      Income from operations . . .   443     257     692    326

Interest income. . . . . . . . . .    38      22      86     43
Interest expense . . . . . . . . .   (24)    (27)      (49) (54)
 Income before provision
   for income tax. . . . . . . . .   457     252     729    315


Provision for income taxes . . . .   (13)     (1)    (27)    (2)

          Net income   . . . . . . $  444 $  251 $   702 $  313


    Earnings per share - Basic . .$0.025  $0.017  $0.042 $0.021

    Earnings per share - Diluted .$0.019  $0.012  $0.031 $0.015


  See accompanying notes to consolidated financial statements.



                 ELECTRONIC CLEARING HOUSE, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS



                                                  Six Months
                                                Ended March 31,
                                              1999        1998
                                                  (unaudited)

Cash flows from operating activities:
 Net income    . . . . . . . . . . . .   $  702,000 $  313,000
 Adjustments to reconcile net income
   to net cash used in operating
   activities:
   Depreciation  . . . . . . . . . . .      107,000    116,000
   Amortization. . . . . . . . . . . .       35,000     51,000
   Provision for losses on accounts
    and notes receivable . . . . . . .      374,000    210,000
   Provision for obsolete inventory. .          -0-     36,000
   Fair value of stock issued in connection
    with directors' compensation . . .       45,000        -0-
 Changes in assets and liabilities:
   Restricted cash . . . . . . . . . .       97,000   (141,000)
   Accounts receivable . . . . . . . .   (1,002,000)(1,026,000)
   Inventory . . . . . . . . . . . . .      141,000   (485,000)
   Prepaid expenses and other
    current assets . . . . . . . . . .      (31,000)    (6,000)
   Other assets, net . . . . . . . . .     (281,000)   (35,000)
   Accounts payable  . . . . . . . . .      (27,000)   656,000
   Accrued expenses. . . . . . . . . .      (82,000)   251,000
   Deferred income . . . . . . . . . .     (412,000)       -0-


   Net cash used in operating
    activities . . . . . . . . . . . .     (334,000)   (60,000)

Cash flows from investing activities:
   Purchase of equipment.. . . . . . .     (165,000)   (97,000)

   Net cash used in
    investing activities . . . . . . .     (165,000)   (97,000)

Cash flows from financing activities:
   Decrease (increase) in notes receivable
    from related parties . . . . . . .        5,000    (36,000)
   Repayment of notes payable. . . . .      (56,000)   (86,000)
   Proceeds from issuance of
    preferred stock  . . . . . . . . .          -0-    200,000
       . . . . . . . . . . . . . . . .
   Proceeds from common stock
    warrants exercised . . . . . . . .      260,000        -0-
   Proceeds from exercise of
    stock options. . . . . . . . . . .      174,000        -0-

   Net cash provided by
    financing activities . . . . . . .      383,000     78,000

Net decrease in cash . . . . . . . . .     (116,000)   (79,000)
Cash and cash equivalents at
 beginning of period . . . . . . . . .    2,486,000    772,000

Cash and cash equivalents at
 end of period . . . . . . . . . . . .   $2,370,000  $ 693,000



  See accompanying notes to consolidated financial statements.



                 ELECTRONIC CLEARING HOUSE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of presentation:

 The accompanying consolidated financial statements as of March 31, 1999, and for the three and six month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The result of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 1999.

NOTE 2 - Net income per share:

 Net income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of net income per share except where it would be anti-dilutive. For the net income per common share, the convertible preferred stock is not considered to be equivalent to common stock. Earnings per share
- basic amounts included in the consolidated statement of operations are based upon average shares outstanding of 17,596,509 and 14,976,541 in the three months and 16,727,228 and
14,883,838 in the six months ended March 31, 1999 and 1998, respectively. Earnings per share - diluted amounts included in the consolidated statements of operations are based upon average shares outstanding of 23,060,306 and 21,503,760 in the three months and 22,925,211 and 21,429,585 in the six months ended March 31, 1999 and 1998, respectively. Earnings per share - diluted assuming full dilution for the six months ended March 31, 1999 was determined on the assumption that the convertible preferred stock was converted, and the warrants and all the options were exercised on October 1, 1998 or the issuance date, whichever is later.

NOTE 3 - Non-cash transactions:

Significant non-cash transaction for the six months ended March
31, 1999 was as follows:

  - Capital equipment of $43,000 was acquired under capital leases.

Significant non-cash transaction for the six months ended March
31, 1998 was as follows:

  - Capital equipment of $26,000 was acquired under capital leases.

NOTE 4 - Subsequent event:

On April 20, 1999, the Company completed the acquisition of Magic Software Development, Inc. (Magic). Magic, based in Albuquerque, New Mexico, will operate as a wholly owned subsidiary of the Company. The Company issued a total of 1,000,000 shares of common stock to the Selling Shareholders of Magic upon the effectiveness of the acquisition. For further disclosure, see Management's Discussion and Analysis of Financial Conditions and Results of Operations - "Highlights" on page 7.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


When used in the Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this document, the word "believes", "anticipates", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Highlights

On April 20, 1999, the Company completed the acquisition of Magic
Software Development, Inc.(Magic), based in Albuquerque, New
Mexico. Magic will operate as a wholly owned subsidiary of the Company.

Under the terms of the acquisition, the Company issued a total of 1,000,000 shares of common stock as "Base Shares" to the Selling Shareholders of Magic. The shares will be held in escrow and 500,000 shares will be released to the Magic Selling Shareholders on April 1, 2001 and 500,000 shares will be released on April 1, 2002.

The Company has also agreed to issued up to 1,000,000 of additional "Performance Shares" to the Selling Shareholders of Magic upon the achievement of certain predetermined earnings goals for fiscal year 2000 and 2001. Any "Performance Shares" issued will be held in escrow and 50% will be released on April 1, 2003 and the balance to be released on April 1, 2004.

Magic is a provider of electronic check verification, electronic check re-presentment, check conversion, and check guarantee solutions to financial services companies and retailers across the nation. Magic processes over 75 million check verification transactions per year, totaling over two billion dollars. Magic currently employs 13 full-time employees, primarily programmers and engineers.

At the present, a majority of Magic's revenue is generated from electronic check verification. Electronic check verification is the process of using an electronic device to verify information about a check being presented for payment. The information is verified against data, which have previously been collected and stored in a database. A verification compares information to a negative database, a positive database, or combination of both.

Magic has been an active member of the Electronic Check Counsel, a group of national retailers, banks and electronic processors, that was set up by the National Automated Clearing House Association (NACHA) to investigate and advise NACHA on new electronic check products. NACHA just announced its approval of new rules relating to electronic check conversion and, in management's opinion, Magic is positioned well to provide this new service to both retailers and financial institutions.

The benefits to retailers of using electronic check conversion at the point-of-sale include reduced costs from the elimination of paper handling, faster and more effective redeposit and return item processing, simplified reconciliation, detailed settlement and transaction reporting, improved customer information flow, and a lower incidence of fraud.

A complementary process to check conversion is electronic check re-presentment. This is the process of converting non-sufficient funds (NSF) or uncollected funds check into an electronic item. These items are then sent through the ACH network for collection instead of being manually processed.

The Company will be offering all of the above services and products to its core merchant base once Magic is fully integrated into the Company's operations.

Result of Operations

Three Months Ended March 31, 1999 and 1998

Revenues.    Electronic Clearing House, Inc. recorded a net
income of $444,000 for the second quarter of fiscal year 1999 as compared to a net income of $251,000 in the same period for the prior year, a 77% increase. This net income increases reflected revenue growth of 15% in bankcard processing and transaction revenue combined with a 60% increase in terminal sales and lease revenue over the same period in the prior fiscal year. Revenue for the second quarter grew from $5,188,000 to $6,356,000 compared with prior year, an increase of 23%.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The increase in bankcard processing revenue and transaction revenue is mainly attributable to two areas: (1) 60% increase in inventory transaction volume with U-Haul International due to the additional systems deployed during the past year; and (2) the implementation of certain industry specific fees in the third quarter of fiscal 1998 combined with merchant processing growth. The Company has chosen to be more cautious with certain higher volume merchants which pose highest processing risk to the Company. In the second fiscal quarter of 1999, the Company terminated several high volume merchant accounts which, in management's opinion, was in the best interest of the Company but did lower the overall processing gross margin of the Company by approximately 8% when compared with the first fiscal quarter. The Company has been successful in replacing the processing volume by adding new merchants through various sales programs, however, the new merchants generally have been sold at a lower discount rate and, hence, lower margin, due to the lower risk involved. As of March 1999, the Company processed for over 19,000 active retail merchant accounts and equipment rental dealers located around the country.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended March 31, 1999 were $1,475,000, which represented a 60% increase over the same fiscal quarter last year. During this second fiscal quarter, the Company completed the deployment of 2,500 additional U-Haul systems.

Cost and Expenses.    Bankcard processing expenses have
generally remained constant as a percentage of processing revenue. Most of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased 9% in the second fiscal quarter over the same fiscal period last year. This was in direct relation to the 15% increase in processing and transaction revenues for the second fiscal quarter.

Cost of terminals sold and leased increased 42% in the second quarter of fiscal year 1999 as compared to the same fiscal quarter last year. This relates directly to the 60% increase in terminal sales and lease revenue during the second quarter.

Since the beginning of this fiscal year, the Company has invested a substantial amount of research and development capital in the development of certain casino cash advance technology. The Company is currently finalizing an agreement with a joint venture partner regarding this new casino cash advance venture.

Selling and general and administrative expenses increased 49% in the second fiscal quarter as compared to the same fiscal quarter last year. This is the result of the Company's commitment toward several sales programs which were implemented during the first quarter of this fiscal year. Additionally, the higher general and administrative expense is also associated with the 23% overall revenue increase and the incremental increase in operating costs to support the Company's infrastructure.

Six Months Ended March 31, 1999 and 1998

Revenue. Electronic Clearing House, Inc. recorded a net income of $702,000 for the six months ended March 31, 1999 as compared to a net income of $313,000 for the same period last fiscal year, an increase of 124%. This is indicative of the 20% increase in processing and transaction revenue and the 58% increase in terminal sales and lease revenue.

As a percentage of total revenue, processing and transaction revenue accounted for 84% of the total revenue for the six month period ended March 31, 1999 as compared to 88% for the same period in the prior year. Terminal sales and lease revenue accounted for 13% of the total revenue for the six months ended March 31, 1999 as compared to 11% for the same period last year.

Other revenue increased from $106,000 for the six months ended March 31, 1998 to $268,000 for the six months ended March 31, 1999, an increase of 153%. This increase is attributable to software development work for a casino cash advance provider.

Overall, the Company's total revenue increased 26% for the six months ended March 31, 1999 as compared to the same six months period last year.

Cost and Expenses. Processing and transaction expenses increased 16% for the six months ended March 31, 1999 as compared to the same six month period last year. This is directly related to the 20% increase in processing and transaction revenue for the same six months period. Additionally, gross margin on processing and transaction activities has improved from 26% for the six months period ended March 31, 1998 to 28% for the six months period ended March 31, 1999.

Cost of terminals sold and leased increased 28% for the six months period ended March 31, 1999 as compared to the same six month period last year. This was in direct relation to the 58% increase in terminal sales and lease revenue. Gross margin from terminal sales improved from 31% for the six month period ended March 31, 1998 to 44% for the six month period ended March 31, 1999.

Selling, general and administrative expenses increased 45% for the six months ended March 31, 1999 over the same six months period last year. As a percentage of total revenue, selling, general and administrative expenses increased from 19% for the six months ended March 31, 1998 to 22% for the six months ended March 31, 1999. This was primarily attributable to the expansion of the Company's sales and marketing program this fiscal year. Additionally, the increase was also attributable to the higher employee-related costs to support the growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had available cash of $2,370,000, restricted cash of $554,000 in reserve with its primary processing banks and a working capital of $4,424,000.

Accounts receivable net of allowance for doubtful accounts increased $618,000 during the six months period ended March 31, 1999. This is mainly due to the receivable recorded as a result of the U-Haul terminal shipment.

At the present, the Company's cash flows from operations is sufficient to support the current level of research and developments costs and marketing costs which would allow the Company to further develop its suite of Internet products and services which is essential to the Company's future growth.

The Company's current ratio improved significantly from 2.38 to 1 at March 31, 1998 to 5.33 to 1 at March 31, 1999. The Company's debt to equity ratio also improved from .51 to 1 at March 31, 1998 to .23 to 1 at March 31, 1999.

Other Year 2000 Issues

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

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

Date of Filing           Item Reported

February 8, 1999   Resignation of Director Fariborz Hamzei and
                   appointment of Director Aristides Georgantas

March 8, 1999      Letter of intent to acquire Magic Software
                   Development, Inc., Albuquerque, New Mexico.

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          ELECTRONIC CLEARING HOUSE, INC.
               (Registrant)





          By:  \s\Alice Cheung
            Alice Cheung, Treasurer and
             Chief Financial Officer







May 5, 1999