Form 10-Q
period 1999-06-30
ELECTRONIC CLEARING HOUSE INC
filed 1999-08-12
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q
                  --------------------------------------------


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended June 30, 1999

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

                     Yes   X                       No


     As of July 31, 1999, there were 19,707,726 shares of the Registrant's Common Stock outstanding.





                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                  Page No.




Item 1.         Consolidated Financial Statements:



                Consolidated Balance Sheet                               3
                  June 30, 1999 and September 30, 1998

                Consolidated Statement of Operations                     4
                  Three months and nine months ended
                  June 30, 1999 and 1998

                Consolidated Statement of Cash Flows                     5
                  Nine months ended June 30, 1999 and 1998

                Notes to Consolidated Financial Statements               6

Item 2.         Management's Discussion and Analysis of                  8
                Financial Condition and Results of
                Operations



                           PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                        14

                Signatures                                              15

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                      June 30     September 30
                                                       1999           1998
                                                            (Unaudited)

Current assets:
 Cash and cash equivalents . . . . . . . . . .   $  3,177,000  $  2,486,000
 Restricted cash . . . . . . . . . . . . . . .        685,000       651,000
 Accounts receivable less allowance
  of $2,183,000 and $1,829,000 . . . . . . . .      1,074,000     1,251,000
 Inventory less allowance of
  $202,000 and $202,000. . . . . . . . . . . .        573,000       718,000
 Prepaid expenses and other assets . . . . . .         61,000        16,000
 Notes receivable less allowance
  of $148,000. . . . . . . . . . . . . . . . .        345,000        32,000

       Total current assets. . . . . . . . . .      5,915,000     5,154,000

Noncurrent assets:
  Long term receivables. . . . . . . . . . . .         17,000       320,000
  Property and equipment, net .. . . . . . . .      1,846,000     1,606,000
  Real estate held for investment, net . . . .        252,000       252,000
  Other assets, net. . . . . . . . . . . . . .      1,009,000         693,000
  Goodwill, net. . . . . . . . . . . . . . . .      1,922,000           -0-

                                                  $10,961,000    $8,025,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current
  portion of long-term debt  . . . . . . . . .     $  153,000     $  92,000
 Accounts payable  . . . . . . . . . . . . . .        130,000       173,000
 Accrued expenses. . . . . . . . . . . . . . .        737,000       845,000
 Deferred income . . . . . . . . . . . . . . .         10,000       433,000

       Total current liabilities . . . . . . .      1,030,000     1,543,000

Long-term debt . . . . . . . . . . . . . . . .        622,000       639,000

       Total liabilities . . . . . . . . . . .          1,652,000  2,182,000


Stockholders' equity:
 Convertible preferred stock, $.01 par value,
  5,000,000 shares authorized:
 Series "H", 0 and 23,511 shares issued
  and outstanding. . . . . . . . . . . . . . .
 Series "K", 25,000 and 325,000 shares
  issued and outstanding . . . . . . . . . . .                        3,000
 Series "L", 40,000 and 168,000 shares
  issued and outstanding . . . . . . . . . . .                        2,000
 Common stock, $.01 par value,
  36,000,000 authorized:
 19,629,926 and 15,120,541 shares issued;
  19,560,841 and
 15,114,300 shares outstanding. . . . .. . . .        196,000       151,000
 Additional paid-in capital. . . . . . . . . .     16,770,000    14,140,000
 Accumulated deficit . . . . . . . . . . . . .     (7,542,000)   (8,453,000)

                                                    9,424,000     5,843,000

Less treasury stock at cost,
  69,085 and 6,241 common shares . . . . . . .       (115,000)          -0-

      Total stockholders' equity . . . . . . .      9,309,000     5,843,000
                                                  $10,961,000    $8,025,000

          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                               Three Months        Nine Months
                                               Ended June 30      Ended June 30
                                             1999        1998     1999     1998
                                                (Unaudited)        (Unaudited)

                                                     ( -- in thousands --)

Revenues:
 Bankcard processing revenue . . . . . . . . $3,433   $3,344    $9,882   $8,634
 Bankcard transactions fees. . . . . . . . .  2,235    1,804     5,798    4,849
 Terminal sales and lease revenue. . . . . .    346      927     1,918    1,919
 Other revenue . . . . . . . . . . . . . . .    119       31       363      104

                                              6,133    6,106    17,961   15,506

Costs and expenses:
 Bankcard processing and transaction expense  3,808    4,055    11,016   10,247
 Cost of terminals sold and leased . . . . .    169      582     1,048    1,270
 Other operating costs   . . . . . . . . . .    466      181       902      574
 Selling, general and administrative . . . .  1,456      873     4,069    2,674
 Amortization expense-acquisition costs. . .     39      -0-        39      -0-

                                              5,938    5,691    17,074   14,765

    Income from operations . . . . . . . . .    195      415       887      741

Interest income. . . . . . . . . . . . . . .     45       33       131       76
Interest expense . . . . . . . . . . . . . .       (17)  (26)      (66)
(80)  Forfeited deposit. . . . . . . . . . .    -0-      (35)      -0-
(35)


     Income before provision for income taxes   223      387       952      702


Provision for income taxes . . . . . . . . .    (14)      (4)      (41)
(6)

      Net income . . . . . . . . . . . . . .  $ 209    $ 383     $ 911   $  696


      Earnings per share - Basic   . . . . . $0.011   $0.026    $0.052   $0.047

      Earnings per share - Diluted . . . . . $0.009   $0.018    $0.039   $0.032





          See accompanying notes to Consolidated Financial Statements.




                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                          Nine Months
                                                        Ended June 30,
                                                         1999     1998
                                                          (unaudited)

Cash flows from operating activities:
 Net income      . . . . . . . . . . . . . . . . . . $911,000   $696,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation    . . . . . . . . . . . . . . . . . .  171,000    169,000
 Amortization    . . . . . . . . . . . . . . . . . .  105,000     69,000
 Provisions for losses on accounts and
  notes receivable . . . . . . . . . . . . . . . . .  354,000    779,000
 Provision for obsolete inventory. . . . . . . . . .      -0-     92,000
 Fair value of stock issued in connection with
   director's compensation . . . . . . . . . . .       45,000        -0-
Changes in assets and liabilities:
 Restricted cash . . . . . . . . . . . . . . . . . .  (34,000)  (208,000)
 Accounts receivable . . . . . . . . . . . . . . . . (223,000)  (528,000)
 Inventory       . . . . . . . . . . . . . . . . . .  146,000    (25,000)
 Prepaid expenses and other assets . . . . . . . . .  (45,000)     4,000
 Other assets    . . . . . . . . . . . . . . . . . . (343,000)   (63,000)
 Accounts payable  . . . . . . . . . . . . . . . . .  (81,000)   (71,000)
 Accrued expenses. . . . . . . . . . . . . . . . .   (135,000)   268,000
 Deferred income . . . . . . . . . . . . . . . . . . (423,000)         -0-

      Net cash provided by operating activities. . .  448,000  1,182,000

Cash flows from investing activities:
 Purchase of equipment.. . . . . . . . . . . . . .   (312,000)  (142,000)


      Net cash used in investing activities. .       (312,000)  (142,000)

Cash flows from financing activities:
 Decrease (increase) in notes receivable
  from related parties . . . . . . . . . . . . . . .    5,000    (36,000)
 Repayment of notes payable. . . . . . . . . . . . .  (75,000)  (122,000)
 Proceeds from issuance of preferred stock . . . . .      -0-    200,000
 Proceeds from common stock warrants exercised . . .  260,000     50,000
 Proceeds from exercise of stock options . . . . . .   365,000    13,000

      Net cash provided by financing activities. . .   555,000    105,000

Net increase in cash . . . . . . . . . . . . . . . .  691,000  1,145,000
Cash and cash equivalents at beginning of period . . 2,486,000   772,000

Cash and cash equivalents at end of period . . . . .$3,177,000$1,917,000



          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of June 30, 1999, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The result of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 1999.

NOTE 2 - Net income per share:

     Net income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of net income per share except where it would be anti-dilutive. For the net income per common share, the convertible preferred stock is not considered to be equivalent to common stock. Earnings per share - basic amounts included in the consolidated statement of operations are based upon average shares outstanding of 19,293,683 and 15,026,783 in the three months and 17,582,713 and 14,931,486 in the nine months ended June 30, 1999 and 1998, respectively. Earnings per share - diluted amounts included in the consolidated statements of operations are based upon average shares outstanding of 23,625,089 and 21,933,804 in the three months and 23,158,504 and 21,818,830 in the nine months ended June 30, 1999 and 1998, respectively. Earnings per share - diluted, assuming full dilution for the nine months ended June 30, 1999, were determined on the assumption that the convertible preferred stock was converted, and the warrants and all the options were exercised on October 1, 1998 or the issuance date, whichever is later.


NOTE 3 - Non-cash transactions:

Significant non-cash transactions for the nine months ended June 30, 1999 were as follows:

   - Capital equipment of $43,000 was acquired under capital leases.

   - 1,000,000 shares of common stock valued at $2,000,000 was issued for the acquisition of Magic Software Development, Inc.

   - 63,000 shares of treasury stock was acquired for repayment of certain former merchant chargeback receivables.

Significant non-cash transaction for the nine months ended June 30, 1998 was as follows:

   - Capital equipment of $57,000 was acquired under capital leases.



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

New Developments:

On April 20, 1999, the Company completed the acquisition of Magic Software Development, Inc. (Magic), based in Albuquerque, New Mexico. Magic will operate as a wholly owned subsidiary of the Company.

Under the terms of the acquisition, the Company issued a total of 1,000,000 shares of common stock as "Base Shares" to the Selling Shareholders of Magic. The shares will be held in escrow and 500,000 shares will be released to the Magic Selling Shareholders on April 1, 2001 and 500,000 shares will be released on April 1, 2002.

The Company has also agreed to issue up to 1,000,000 of additional "Performance Shares" to the Selling Shareholders of Magic upon the achievement of certain predetermined earnings goals for fiscal year 2000 and 2001. Any "Performance Shares" issued will be held in escrow and 50% will be released on April 1, 2003 and the balance to be released on April 1, 2004.

Magic is a provider of electronic check verification, electronic check re-presentment, check conversion, and check guarantee solutions to financial services companies and retailers across the nation. Magic processes over 75 million check verification transactions per year, totaling over two billion dollars. Magic currently employs about 15 full-time employees, primarily programmers and engineers.

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



Generally speaking, today's average merchant wants the ability to accept several forms of payment through their processor. The typical merchant accepts payment at his retail location or through his mail order/telephone order business in the form of cash, checks and/or credit cards from his customer. In some instances, the merchant may have an Internet web site and wish to accept payment over the Internet, either in the form of a credit card or a check transaction.

The Company provides credit card payment services in the retail, mail order and Internet environments. In order to meet the needs of the typical merchant and maintain the position of the sole provider of financial services with a merchant, management felt it was strategically sound to secure a national check processor that brought a full suite of check products and services to the Company's merchants. The acquisition of Magic is intended to meet this need.

The decision to acquire Magic was also motivated by the favorable gross margin comparison between check clearing and credit card clearing. On a typical transaction of $100 processed by a merchant, a credit card processor can expect a gross margin in the range of 30 to 50 basis points, $.30 to $.50.
For the same amount processed as a check, the margin can be between 90 and 125 basis points, $.90 to $1.25.

Finally, recent clearing cost increases by both Visa USA and MasterCard International that became effective in April, 1999, have made accepting checks financially more desirable than accepting credit cards to retail, mail order and Internet-based merchants. The credit card settlement cost increases affected all processors. However, check clearing costs have not gone up and there are very few national check services. The Company feels that owning one of the few processors provides it with a long-term advantage in the coming years as credit card margins continue to diminish and check services are actively marketed to merchants as an alternative. Magic was acquired to better assure the Company's overall competitiveness in both pricing and bundling of products and services that will become the norm in the years ahead.

Magic is currently in the process of finalizing the development of the following check services:

      Electronic Check Conversion (ECC). A merchant scans a customer check upon presentment, converting it to an electronic image, and returns the check to the customer immediately. The benefits of this service center on preferred settlement and less handling cost for the merchant.

      Electronic Check Truncation/Lockbox Services. Businesses who traditionally receive thousands of checks via mail (utility companies, etc.) can convert the paper forms to electronic images for settlement, a sizeable savings in both cost and time to the business.

      Electronic Check Verification Over the Internet. ECHO was one of the first to offer credit card settlement over the Internet and, with the addition of the Magic services, will soon include check verification over the Internet. Check verification allows the merchant to submit a check to a national database of bad check writers to confirm that the check writer is not in the negative database.

      Electronic Check Settlement and Representment Via the Internet. When a check is presented over the Internet and it clears the verification process, Magic will settle the check electronically for the merchant, eliminating the need for the merchant to secure a paper check from the customer, a major convenience to both the merchant and their customer. Additionally, when a check rejects for any reason, Magic automatically represents the transaction for settlement at the specified time of the merchant's choosing. The merchant can choose the time of representment which provides them the flexibility of matching expected pay days with representment of the checks (i.e., 1st, 16th) thereby increasing the likelihood of collection significantly.

      Electronic Check Guarantee. When a merchant desires 100% assurance that every check accepted will be paid in full, Magic will provide such a guarantee for a percentage of the check face amount.

The Company will be marketing all of the above services and products to its core merchant base once it has completed all the developmental and functional phases.

Result of Operations

Three Months Ended June 30, 1999 and 1998

Revenues.    Electronic Clearing House, Inc. recorded a net income of $209,000 for the third quarter of fiscal year 1999 as compared to a net income of $383,000 in the same period for the prior year, a 45% decrease. This decrease was mainly attributable to the gross profit generated from the U-Haul equipment delivery in the comparable quarter last year. Additionally, the Company incurred higher operating costs as a result of the Magic acquisition, which was consummated in April 1999. Despite these differences between period, revenue for the third quarter exceeded last year, from $6,106,000 to $6,133,000.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The principal contributors to the 10% increase in bankcard processing revenue and transaction revenue are the increase revenue from the Magic acquisition and the incremental effect of the pass through of higher interchange rates from the credit card associations, which was effective April 1999. This increase was partially offset by the decrease in transaction revenue from U-Haul despite an increase in the number of dealers and transactions processed. This was mainly due to certain one-time adjustments recorded in the comparable quarter of last year. As of June 1999, the Company processed for over 19,000 active retail merchant accounts and equipment rental dealers located around the country.

In July 1999, U-Haul International awarded the Company a bid for credit card processing service for its independent dealers who participate in the Preferred Dealer Program. After further discussions with U-Haul, the Company is allowed to promote its credit card processing service to the 11,000 dealers who are currently using the Company's terminals for its daily inventory tracking and credit card authorization activities. The Company is now in the process of enhancing the software in the terminals to include credit card processing for the dealer's non-U-Haul activities. This will reduce the amount of equipment the dealer must have on his counter and simplify the dealer's day-to-day operations. However, there's no assurance that these independent dealers will sign-up with the Company's credit card processing program.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended June 30, 1999 were $346,000, which represented a 63% decrease over the same fiscal quarter last year. This decrease was mainly attributable to the delivery of 1,600 U-Haul system over the same quarter last year. At the present, the total number of active U-Haul systems in the field is approximately 11,500.

Other revenue, which consist mainly of research and development revenue, increased from $31,000 to $119,000 compared with the same period last year, a 284% increase. This increase was the result of software development work performed for U-Haul and the United States Postal Service.

The Company provided software and hardware to the United States Postal Service
(USPS) for the development and deployment of automated money order dispensing systems under a pilot program awarded to Computer Based Controls Inc. (CBC), a wholly owned subsidiary of the Company. The USPS extended the pilot program in January 1998 to add features into the overall systems. CBC designed and implemented the requested features and a successful First Article Test of the new features was completed by the USPS in late June of 1998.

In May 1999, the USPS advised the Company that it is in the process of evaluating the numerous USPS projects to 1) meet their strategic goals; 2) reduce duplication of effort; 3) confirm all projects are Y2K compliant; and
4) provide potential cost savings. Until this evaluation is complete, all further development is on hold. The Company has invoiced the USPS for all development work completed to date in accordance with the USPS request. It was emphasized to the Company that the delay of active development under the pilot program should not imply that a decision has been made on the merits of the pilot program but that other issues are requiring the full resources of the USPS at this time. No commitment or indication was given regarding when the USPS would complete its evaluations and dedicate resources to the pilot program but it was evident, in management's opinion, the USPS is still interested in the Company's system that was designed to serve the small volume USPS offices.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. Most of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, decreased 6% in the third fiscal quarter over the same fiscal period last year. This decrease was the result of two factors: 1) lower communication costs as a percentage of processing revenue due to lower pricing from telecommunication carriers; and 2) lower chargeback losses recorded in the current quarter as compared to the prior year. This decrease was partially offset by the increase in interchange rates from the credit card associations.

Cost of terminals sold and leased decreased 71% in the third quarter of fiscal year 1999 as compared to the same fiscal quarter last year. This relates directly to the 63% decrease in terminal sales and lease revenue during the third quarter.

Since the beginning of this fiscal year, the Company has invested a substantial amount of research and development capital in the development of certain casino cash advance technology. The Company is also investing substantially in all new check products since the acquisition of Magic. The Company is currently finalizing an agreement regarding the casino cash advance venture.

Selling, and general and administrative expenses increased 67% in the third fiscal quarter as compared to the same fiscal quarter last year. This was the result of the following: 1) the increase in operating costs due to the Magic acquisition ; 2) investment in several sales programs which started this fiscal year; and 3) investment in administrative resources related to all the check services and the casino cash advance program currently underway.

Six Months Ended June 30, 1999 and 1998

Revenue. Electronic Clearing House, Inc. recorded a net income of $911,000 for the nine months ended June 30, 1999 as compared to a net income of $696,000 for the same period last fiscal year, an increase of 31%. This is primarily the result of a 16% increase in total revenue over the same period last year. Bankcard processing and transaction revenue increased from $13,483,000 to $15,680,000, a 16% increase. As a percentage of total revenue, processing and transaction revenue accounted for 87% of the total revenue for the nine month period ended June 30, 1999 and June 30, 1998. Terminal sales and lease revenue accounted for 11% of the total revenue for the nine months ended June 30, 1999 as compared to 12% for the same period last year.

Other revenue increased from $104,000 for the nine months ended June 30, 1998 to $363,000 for the nine months ended June 30, 1999, an increase of 249%. This increase is attributable to software development work for a casino cash advance provider and the USPS.

Cost and Expenses. Processing and transaction expenses increased 8% for the nine months ended June 30, 1999 as compared to the same nine month period last year. This is directly related to the 16% increase in processing and transaction revenue for the same nine months period. Additionally, gross margin on processing and transaction activities has improved from 24% for the nine month period ended June 30, 1998 to 30% for the nine months period ended June 30, 1999.

Cost of terminals sold and leased decreased 17% for the nine month period ended June 30, 1999 as compared to the same nine month period last year even though terminal sales and lease revenue remained constant. Gross margin from terminal sales improved from 34% for the nine month period ended June 30, 1998 to 45% for the nine month period ended June 30, 1999.

Other operating costs increased 57% for the nine-month period ended June 30, 1999 over the same period last year. This was the result of the research and development expenses on the cash advance project and the development costs of the check products and services.

Selling, general and administrative expenses increased 52% for the nine months ended June 30, 1999 over the same nine months period last year. As a percentage of total revenue, selling, general and administrative expenses increased from 17% for the nine months ended June 30, 1998 to 23% for the nine months ended June 30, 1999. This was primarily attributable to the expansion of the Company's sales and marketing program and the inclusion of Magic's operations this fiscal year. Additionally, the increase was also attributable to the higher employee-related costs to support the growth of the Company.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had available cash of $3,117,000, restricted cash of $685,000 in reserve with its primary processing banks and a working capital of $4,885,000.

Accounts receivable net of allowance for doubtful accounts decreased $177,000 during the nine month period ended June 30, 1999.

At the present, the Company's cash flows from operations is sufficient to support the current level of research and developments costs and marketing costs which would allow the Company to further develop its suite of check products, Internet products, and services which is essential to the Company's future growth.

The Company's current ratio improved significantly from 3.6 to 1 at June 30, 1998 to 5.7 to 1 at June 30, 1999. The Company's debt to equity ratio also improved from .34 to 1 at June 30, 1998 to .18 to 1 at June 30, 1999.


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

All programs, including merchants systems, have been modified and successfully tested. Additionally, interface requirements and testing have been successfully completed with Visa, MasterCard, Discover and American Express. Key management has been reassigned to implement the plan and, other than the cost of such management and the resultant loss of their contribution to other revenue generating activities of the Company, substantial new costs are not anticipated to be incurred. Therefore, management's current estimate is that the costs associated with the Year 2000 issue was approximately $250,000 and are not believed to have a material adverse affect on the results of operations or financial position of the Company. However, despite management's plan to address the Year 2000 impact on the Company's internal systems, no assurance can be given that management has fully identified such impact or that management can resolve it without disruption of the business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected adversely as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.


PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 1999:



Date of Filing       Item Reported

May 11, 1999    Acquisition of Magic Software Development, Inc. into a wholly owned subsidiary of the Company.

May 12, 1999    Resignation of Larry Thomas as President of the Company.








                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ELECTRONIC CLEARING HOUSE, INC.
                               (Registrant)



Date: August 11, 1999          By:     \s\ Alice Cheung
                               Alice Cheung, Treasurer and
                                Chief Financial Officer