Form 10-K
period 1999-09-30
ELECTRONIC CLEARING HOUSE INC
filed 1999-12-29
CIK 721773

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549
                          -----------------------------
                                    FORM 10-K
                          -----------------------------

  X Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Sept. 30, 1999

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

              Registrant's telephone number, including area code:
                   (818) 706-8999, fax number: (818) 597-8999
      ------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 21, 1999 as reported on the NASDAQ National Market, was approximately $36,266,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 21, 1999, Registrant had outstanding 20,278,126 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None



                         ELECTRONIC CLEARING HOUSE, INC.
                          1999 FORM 10-K ANNUAL REPORT


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

PART III

Item 10.         Directors and Executive Officers of
                   the Registrant. . . . . . . . . . . . . . . . .26
Item 11.         Executive Compensation. . . . . . . . . . . . . .29
Item 12.         Security Ownership of Certain Beneficial
                   Owners and Management . . . . . . . . . . . . .31
Item 13.         Certain Relationships and Related Transactions. .33

PART IV

Item 14.         Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K . . . . . . . . . . . .34



                                     PART I

ITEM 1.     Business

General

Electronic Clearing House, Inc., ("ECHO") is a financial services provider with specialties in Internet transaction delivery, credit card processing, electronic check processing and the design and implementation of integrated systems.

The Company presently provides a combination of these services to approximately 8,000 merchants and 11,000 U-Haul dealers located across the nation. Since 1991, the Company has designed and installed integrated systems utilizing the above services for innoVentry (to issue checks and track cash advance activity in casinos), U-Haul International (to track the movement of U-Haul equipment and dealer compensation), American Express (for the automation of money order issuance), and the United States Postal Service (for the small office automation of money order issuance).

Due to the wide range of technical sophistication and needs of a merchant, the Company has developed the following variety of methods through which a merchant may gain access to the services of the Company:

Internet - Either through certified Internet Service Providers (ISP's) or directly to ECHO, a merchant can securely accept, process and review transactions over the Internet (see ECHONLINE and ECHONET). PC - Using one of several commercially-available PC programs that have been certified to operate on the ECHO network, a merchant can process their transactions through ECHO (see ECHOWARE).
POS System - ECHO has maintained compatibility to the most common POS systems in the market so a merchant who has purchased POS equipment can access ECHO's services (see ECHOTERM).
Fax Machine - Based upon character recognition software and special forms design, ECHO allows a merchant to register and utilize their office fax machine to process transactions through ECHO (see ECHOFAXPAY).
Telephone - For the small merchant who can not justify the purchase of POS equipment, ECHO designed and manages an interactive voice response system that allows a touch-tone phone to be used to process transactions through ECHO (see ECHOTEL).


The Company currently operates five active subsidiaries, all wholly-owned by the Company, to coordinate its business activities.

1) National Credit Card Reserve Corporation ("NCCR") provides all data center and customer service activities relating to transaction processing services which include electronic credit card authorizations, electronic fund transfers, inventory tracking, electronic deposits utilizing the Automated Clearing House ("ACH") for merchants, banks and other customers, and management and development of Internet software and related communication networks that are involved in providing transaction processing services.

2) ECHO Payment Services, Inc. ("EPS") leases, rents and sells POS systems and related equipment (see EPS).

3) Computer Based Controls, Inc. ("CBC") designs, manufactures and sells POS systems and related equipment (see CBC).

4) XpressCheX, Inc. provides check guarantee services to California-based merchants (see XpressCheX).

5) Magic Software, Inc. ("Magic") provides various clearing services to facilitate and track electronic funds transfer activity and manages check verification services for a national check association.

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


The Company currently maintains three processing bank relationships, thereby diminishing the uncertainties it experienced in times prior with unstable processing banks. This certainty and continuity of bank relationships has contributed to the Company's growing profitability in the past three years.

Check Processing Services
Through the years, the company has maintained XpressCheX, a check guarantee service that only served California merchants. In 1999, ECHO acquired Magic Software Development and, through Magic's capabilities, the services provided by XpressCheX will be expanded and offered on a national basis. Additionally, Magic will continue to provide and promote its check and electronic funds transfer ("EFT") services to other processors and sales organizations in addition to XpressCheX and thereby increase its revenues and earnings therefrom in the coming years.

POS Equipment Design and Manufacture
Since 1985, the Company has written and maintained software to assure that common POS terminals sold in the marketplace could process over the ECHO network. In developing the ability to generate the terminal software, the Company in 1985 purchased CBC, a company that had expertise in computer control systems. CBC subsequently developed a series of high performance terminals and secure printers that have been used primarily in the money order dispensing market by American Express, Comdata and the United States Postal Service ("USPS") (see CBC and USPS). In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time credit card authorization and management of rental equipment for U-Haul International. The number of active dealers under the system grew to more than 11,000 by fiscal year 1999 (see U-Haul). With regard to proprietary issues, three patent applications involved with the Company's printer methodology have been granted (see Patents).

Internet Activities
In early 1996, the Company purchased a business with specialties in the Internet, Windows NT programming and world-wide communications networks. Through this acquisition, the Company has been able to expand its scope of acceptable transaction input devices beyond the traditional POS systems to include transactions submitted over the Internet and over a common telephone (see Internet and ECHOTEL). Through the expertise of the programming and management personnel resulting from this acquisition, the Company also expanded the tools it makes available to specific industries to utilize its services. These tools include ECHOBOX, ECHOCASH, ECHOTRANS, ECHOBATCH, ECHOLINK, and ECHONET services (see Industry Specific Programs and Services).

Marketing
Historically, the marketing of the Company's services has been accomplished in three primary ways: 1) direct sales utilizing an independent sales organization; 2) referral programs; and 3) Internet Home Page promotion. For fiscal 1999, approximately 20% of new merchant relationships came through the efforts of the independent sales organization and the balance was divided between the referral and Internet programs (see Marketing and Internet).

Research and Development
The Company continues to put a high priority on research and development ("R & D") of both transaction processing and equipment-based solutions to problems faced by general merchants and/or specific industries in the marketplace. As profitability of the processing activities grows, the Company intends to dedicate between 3% and 5% of its revenues to such endeavors.

General Summary

In management's opinion, the Company's core competency and profitability is realized by providing merchants electronic connectivity to various financial services in both the credit card and check related markets. The Company has focused on developing the highest number of methods of access to the Company, believing such flexibility is key to meeting the specific needs of merchants in various stages of growth. Due to the technical capability of the Company, new avenues of transmission and communication, such as the Internet, have been integrated with the transaction processing services to generate a distinctive, one-stop provider of services to the merchant marketplace, including online access to full transaction detail. The Company's additional expertise in designing both hardware and software systems to integrate the Company's financially-based services into customers' information systems, utilizing the Internet in several ways, can be seen in historic relationships the Company has developed with innoVentry, U-Haul International, American Express, and the United States Postal Service.

Strategically, the Company believes that, in the years ahead, every merchant, large and small, will need a suite of basic financial services. Additionally, the Company believes that the Internet offers the most logical, low-cost method of providing access to many of these services. In the coming years, the Company anticipates that every merchant, large and small, will see the need to be represented on the Internet for marketing purposes and, for some, to accommodate direct purchase activity over the Internet, commonly called e-commerce. Based upon this belief, the Company intends to build both its marketing services and its e-commerce capabilities relating to the Internet. Additionally, the Company is committed to focusing its research and development energies to expand and integrate its credit card clearing, electronic check clearing, bank account settlement data, cash movement information, detailed reporting and money order issuance services with its Internet capabilities (see Internet). Finally, the Company is aggressively evaluating and establishing various marketing relationships as evidenced by the September 1999 announcement of a marketing agreement with National Bank Drafting Services ("NBDS"), a 1,700 sales person group who will promote both credit card and check services offered by the Company.

Credit Card Processing

The Company is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard, respectively. To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The Company currently has three primary processing bank relationships (see Banking).

For the year ended September 30, 1999, NCCR accounted for approximately 90% of the Company's revenues. NCCR presently provides services to over 19,000 users, including approximately 8,000 merchants and 11,000 U-Haul dealers across the nation. These services include 24-hour daily credit card processing capability, "800" number access to customer service personnel and, as needed, various field support services.

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

NCCR's compensation for credit card processing is derived primarily from two primary sources, the merchant's discount rate and the merchant's transaction fee. The discount rate is expressed as a percentage and is the fee charged to the merchant for the Company's services. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant and the net amount is deposited into the merchant's bank account. Discount rates range between 1.5% and 3.5% and, overall, the Company's average discount rate is 2.1%. Depending upon the discount rate charged and the cost of clearing interchange, from 75% to 90% of the discount rate revenue is paid to card issuing banks, the card issuing organizations, and the sponsoring bank.

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

In management's opinion, the broad technical expertise of the Company diminishes some of the inherent problems faced in pursuing such a growth strategy. The Company's data center reliability and the costs associated with communication activities of NCCR are presently favorable but no assurance or guarantee can be made that such conditions will continue. Material changes in these areas could reduce the profitability expected to be seen from NCCR operations.

The First Charter Bank, First Regional Bank and The Berkshire Bank contracts compensate the Company to assume potential liabilities for the unauthorized use of credit card information. The Company has developed and deployed the ECHODETECT system that performs electronic surveillance and monitoring of fraudulent credit card use. Despite this effective tool, the Company could incur losses as the result of the unauthorized or fraudulent use of credit cards by unscrupulous merchants, which could, depending on the size of the losses, have a materially adverse effect on the Company. The Company does not maintain any insurance to protect it against any such losses and is not aware of any insurance that could be acquired at a reasonable cost. Therefore, historically, the Company has allocated ten basis points (.001) of daily processing activity to serve as a reserve against any losses that it may sustain due to such activity. The Company has approximately $910,000 and $1,695,000 in reserve against chargeback receivables for the fiscal year ended 1999 and 1998, respectively. The Company sustained expenses of $433,000 and $930,000 against said chargeback losses for the fiscal years ended 1999 and 1998, respectively. Over the past 14 years that the Company has made automatic reserve contributions, no merchant loss has exceeded the reserve during the period such losses were realized. Based upon this fact, the Company believes this mechanism of allocating daily from processing revenues to a reserve to address these obligations when they arise will be adequate to address the inherent risks associated with merchant processing.

Banking

To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The inability of the Company to maintain such a cooperative relationship with a prior bank in 1989 had a materially adverse effect upon operations and was the subject of a lawsuit settled in favor of the Company in 1995. Management changes at the bank, bank mergers, unilateral policy changes and poor merchant service by bank personnel in the past have led the Company to seek different or additional bank relationships. Since 1989, the Company has established and subsequently terminated the sponsoring relationship with three banks. In addition, in 1995, one of the Company's sponsoring banks experienced major real estate losses, which required that it seek a capital infusion and motivated the Company to secure additional relationships as primary sponsor banks.

From 1997 to 1999, the Company enjoyed four processing bank relationships:
Imperial Bank, Los Angeles, California, First Charter Bank, Beverly Hills, California, First Regional Bank, Los Angeles, California and The Berkshire Bank, New York, New York. In 1999, the Company acquired the merchant portfolio previously processed through Imperial Bank and moved merchants from the sponsorship of Imperial Bank to First Regional Bank.

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

U-Haul International

The U-Haul program began in 1995 after a year of development of special software by the Company. The software operates on CBC's EB920 terminal, provides credit card authorization, and keeps track of available inventory at the dealer's site. The system also prepares the rental contract between the dealer and the customer and reports the activity electronically to the home office, thereby eliminating the need for a U-Haul dealer to manually prepare weekly summary reports of rental activity. The system tracks all financial data and forwards both rental and financial data daily to ECHO's data center. ECHO distributes the rental data on an hourly basis around the nation to the points of destination. This allows a receiving dealer to accept reservations for rental of the specific equipment prior to the equipment's actual arrival.

The Company has capitalized part of its costs associated with the development of the system and amortizes such costs over three years. Revenues are derived from equipment sales to U-Haul and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. U-Haul transaction activity and equipment purchases constitute a significant portion of the Company's growing profitability. During fiscal year 1997, the Company entered into a three-year contract with U-Haul International which covers processing services, software development, data distribution, equipment purchases/warranty, customer support, and consulting. The contract has renewal provisions for extending the term. The Company presently serves approximately 11,000 U-Haul dealers.

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

In 1996, Visa, MasterCard and major software development corporations established a methodology standard for moving transactions over the Net, called Secure Electronic Transactions ("SET"). SET involves the integration of several technologies and parties, including the purchaser, the seller, the bank, the processor and the network service provider. Due to the growing popularity and confidence in a simpler security transmission mode, Secure Socket Layer (SSL), the need for a full SET solution is becoming less apparent. Therefore, the future viability of SET is in question as a standard but, the company intends to be a full participant in the SET community when, and only when, there appears to be adequate interest and involvement by all parties to make it a viable solution, when the response time is within acceptable time frames and when the overall benefits outweigh the costs. In preparation for SET deployment, the Company has already modified the interface to its internal transaction processing system to accept transactions via Transmission Control Protocol/Internet Protocol (TCP/IP).

ECHONLINE

The Company's service based on these technologies is the ECHONLINE service, and it is aimed at enabling Internet Service Providers ("ISPs") to submit transactions to the Company on behalf of themselves and of their own customers using the Internet. During fiscal 1997, the Company reached agreements with two software developers to develop commercial interfaces to ECHONLINE - one for UNIX, and one for Windows NT. The UNIX software is available at no charge, and ISPs have been able to process transactions with ECHO within a week of securing this software. The Windows NT software is available for a modest fee, and ISPs and larger merchants that have acquired this software have been able to process transactions with ECHO within a day of acquisition. In 1998, Go Software announced an interface that was listed on Microsoft's Developers Internet page, and in 1999, Theta Band Software announced their WarpCharge interface for the IBM OS/2 platform. Both of these announcements generated considerable interest in the ECHONLINE service.

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

Internet Banking
The Company believes that the Internet will become a common tool used by financial officers and business owners to evaluate merchant bank account information and make decisions regarding the status of checks written, funds availability and other banking issues that are commonly of concern to a merchant. In addition, small leases for office furniture, phone systems, copiers, fax machines, POS equipment and such will continue to be desired financial services of the merchant marketplace. The Company believes it can integrate such financial activities into the services the Company presently offers to make a complete package, primarily offered and accessed over the Internet.

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

Industry Specific Programs and Services

One of the Company's core beliefs is that the Company must accommodate as many different "point-of-interaction" entry methods as possible in order to build the credit card and check processing services business, while concentrating on those methods and techniques that will provide the most leverage for the Company. To these ends, the Company has developed the following programs and services:

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

ECHONET
In 1999, the Company announced ECHONET, an Internet browser-based service that allows a merchant to enter credit card data either manually or through a card reader and receive an immediate authorization from the Company. ECHONET meets the needs of retail merchants who have Internet access and also call center type of businesses that desire operators to have immediate access to credit card authorization capability while on the phone with a caller.

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

Computer Based Controls ("CBC")

Equipment Design and Manufacture
Through the years, CBC has developed software which enables the Company's host computer to interface with terminals of several manufacturers, the largest of which, Verifone International, is estimated to have a 70% share of the POS terminal market. This capability enables the Company to provide credit card and check guarantee services not only to merchants who buy or lease the Company's terminals, but also to merchants who use terminals sold and leased by other hardware competitors of the Company.

Prior to its acquisition in 1985 by the Company, CBC's experience was in the design, development, and manufacture of computerized products for the aerospace industry, and automated control systems for welding machines and other industrial processes. Since 1990, CBC has managed the design and programming of special systems used by innoVentry, U-Haul, and the USPS. These include both terminal and printer combinations.

InnoVentry
InnoVentry is a partnership between Wells Fargo Bank and Cash America and provides cash advance services to casinos and the gaming industry at large.
In 1998, innoVentry asked CBC to design specific hardware and develop clearing and reporting programs to provide cash advance services on a customer activated kiosk unit and on a terminal/printer combination located in a cash cage and operated by casino personnel. CBC was successful in providing an operational model by mid-1999 and, as of the end of fiscal year 1999, 20 units had been deployed in 5 casinos. In September, 1999, the Company entered into a five year contract to provide services to innoVentry and the Company participates in a percentage of the net revenues earned on each credit card cash advance transaction.

United States Postal Service ("USPS") Pilot Program
In November 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers ("EMOD") for the USPS. The First Article Test of the EMOD system was approved in February 1997. In May 1997, 175 "Stand-Alone" EMOD units were deployed in the Dallas, Texas area.

The Company was informed in January 1998 that the pilot program was being extended and that the USPS found that the EMOD system generated significant savings in time and money for the USPS. This was deemed to be due to the lower cost of money order issuance, management relating thereto, and the system's ability to electronically transfer daily accounting information to regional headquarters, lowering administrative and accounting costs accordingly. The USPS subsequently asked the CBC to bid the costs of making a software change to the EMOD that allowed other printers to be utilized with the EB921 control terminal and CBC submitted such bid in June 1998. Final verbal permission to proceed was received from the USPS in December,1998 but, prior to proceeding, the Company asked for a formal funding approval. Such approval was not provided and, by mid-1999, the USPS announced that it needed to dedicate all personnel on special projects, such as EMOD, to other projects centered on confirming readiness for the year 2000 (Y2K). No assurance has been given by the USPS whether the EMOD pilot will continue after the Y2K concerns have been addressed but the Company remains hopeful that the financial benefits already confirmed by the USPS in the successful pilot will justify the continuation in early 2000 of the software improvements requested in late 1998.

Patents
The Company presently has three patents with respect to certain of its proprietary technology. The Company has obtained a patent on its method of electronically sensing the serial number of a document. This method relies on the use of its patented ECHOSYMBOLOGY bar code. The patent describes a unique method of illuminating a form from one side while resolving the bar code image from the opposite side. No additional optical components are required beyond the basic illumination source and the CCD image array.

The Company has jointly developed and subsequently purchased the full rights and obtained a patent to a proprietary type of bar code reading technology, designated as font of machine readable patterns. The Company believes that the technology will be marketable at retail prices substantially below the lowest price in the market today for equivalent methods of conventional bar code scanning.

The Company has also obtained a financial document dispensing apparatus and method patent for particular printing techniques and reporting presentations used in the preparation and tracking of financial documents. This patent provides an opportunity for promotion of its financial document dispensing devices as the issuance of financial documents become more common in non-bank environments.

The Company has filed for a patent involved in Internet-based check submission and subsequent re-presentment methodologies but no assurance can be given that such patent filing will be granted.

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

XpressCheX

In 1987, the Company initiated its check guarantee services to merchants located in California so a merchant could accept a customer's check with impunity. To support merchants in other states, the Company has historically supported alternative check verification and guarantee services to operate concurrently with the Company's credit card software in the merchant's terminal. In 1999, the Company acquired Magic Software Development ("Magic") that provides national verification services and several other electronic funds transfer related services. The Company intends to reposition and market XpressCheX as a national provider of check guarantee services and allow Magic to operate the transaction processing portion of the service. The following is a list of services XpressCheX will offer with the technical support and processing assistance of Magic.

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

Check Conversion
The most recent new check service to be announced nationally is called "check conversion". The merchant slips a customer's check either through a check reader that reads the Magnetic Ink Character Recognition (MICR) line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant then returns the check to the customer and the electronic image, captured by the reader, allows the processor to settle the check transaction electronically. This new system is being promoted by the national check services and it is finding quick acceptance by both customers and banks. Customers like it because they get their check back immediately and still have their hard copy of the transaction. Banks like it because no paper has to be handled by the bank to settle the transaction. Other advantages exist, probably the most significant being an electronic record is settled in priority to paper-based transactions which assures an electronic record first access to limited funds in a customers account.

Accounts Receivable Check Truncation (ARCT/Lockbox)
For companies that receive large volumes of checks in the mail, such as utilities and ISP's, a need exists to convert these checks to an electronic settlement process to speed processing and lower costs. In order to provide such services, a full tracking methodology must exist to assure all rejected items are ultimately settled. Utilizing the Internet, Magic has developed a fully integrated reporting and tracking system that is expected to address the informational needs of companies who wish to automate check processing in this manner.

The Company intends to actively promote these services to its national base of merchants and plans to incorporate these check related services into the normal services any new merchant receives upon becoming an ECHO merchant. However, there is no assurance that the Company will be successful in selling such services.

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

Marketing

Since 1997, the Company has slowed its reliance on an Independent Sales Organization (ISO) that it had utilized for the prior five years to acquire new merchant accounts. Over the past year, approximately 20% of new accounts were generated by the ISO and the balance of the company's new merchant accounts were generated through the Internet, the ECHOTEL program and other direct sales programs being actively promoted by the Company.

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

2) to focus the Company's systems integration capabilities on developing applications for niche markets and national customers such as U-Haul, innoVentry, etc.;

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

Employees

The Company employed 117 persons at September 30, 1999, none of whom are represented by a labor union. The employees are based in Agoura Hills, California and Albuquerque, New Mexico. Management believes that its employee relations are good at the present time.

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


ITEM 2.      Properties

In October 1994, the Company purchased the three-story, 13,500 square foot building it currently occupies for $880,000, making a down payment of $320,000 and borrowing $560,000, with a current monthly debt service of approximately $6,000. This building houses the Company's headquarters and computer facilities.

The Company leases real property under agreements which expires at various times over the next two years. The total lease payment is approximately $9,000 per month.

The Company's cost of real estate held for investment was $528,000 for fiscal years ended 1999 and 1998. A $276,000 reserve allowance was set up as of September 30, 1999 and 1998 to reflect a net book value of $252,000 which is based on the estimated fair market value less estimated cost to sell the properties. The Company owns several pieces of raw land for investment consisting of four noncontiguous parcels in Missouri totaling approximately five acres, two noncontiguous parcels in Texas totaling approximately forty-four acres, one acre in Castilla County, Colorado, one-third acre in Eureka County, Nevada, a single lot in Arrowhead County, Washington, a single lot in Ventura County, California, three acres in Independence County, Arkansas, and 498 acres in San Bernardino County, California. The Company has entered into an agreement with a party to represent and sell its properties.


ITEM 3.     Legal Proceedings

As is the case with many businesses that serve thousands of customers, the Company routinely encounters legal actions that may or may not have substance.


The Company is currently involved in lawsuits against twenty-nine merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. The amounts of losses claimed aggregate to more than $821,000. There is no assurance that these amounts are recoverable through litigation.

The Company encounters other legal actions routinely in the course of doing business but none are considered significant and none are known at the date of filing other than those discussed above.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Four matters were submitted to a vote of Security Holders during the fiscal year ended September 30, 1999 at the Annual Shareholders' Meeting held on February 4, 1999. A majority of shareholders' votes approved four issues: (1) election of one director; (2) amendment of Article Fourth of the Articles of Incorporation; (3) amendment of the Incentive Stock Option Plan; and (4) ratification and approval of auditors.

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


         FISCAL YEAR ENDED               High         Low
           SEPTEMBER 30

              1999

              First Quarter             $4.19        $0.75
              Second Quarter            $3.12        $1.47
              Third Quarter             $2.41        $1.25
              Fourth Quarter            $1.62        $0.97

                     1998

              First Quarter             $1.38        $0.88
              Second Quarter            $1.25        $0.69
              Third Quarter             $2.00        $0.78
              Fourth Quarter            $1.88        $0.94

                     1997

              First Quarter             $1.50        $0.72
              Second Quarter            $2.09        $1.12
              Third Quarter             $1.69        $1.00
              Fourth Quarter            $1.56        $1.25

The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's common stock is limited and sporadic, as indicated by the average monthly trading volume of 4,220,567 shares for the period from October 1998 to September 1999. On December 13, 1999, the closing representative price per share of the Company's common stock, as reported through NASDAQ in the over-the-counter market, was $2.34.

Holders of Common Stock

As of September 30, 1999, there were 905 record holders of the Company's Common Stock, with 19,874,126 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

The Company has not paid any dividends in the past and has no current plan. The Company intends to devote all funds to the operation of its businesses.


ITEM 6.     Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 1999 and 1998 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 1999, and notes thereto appearing elsewhere herein.


                                                Year Ended September 30

                                     1999     1998      1997     1996    1995
                                     (Amounts in thousands, except per share)

Statement of Operations Data:
Revenues . . . . . . . . . . .   $23,828   $21,063  $18,623   $14,342 $14,101
Costs and expenses . . . . . .    22,636    19,852   18,103    14,526  14,238
Income (loss) from operations      1,192     1,211      520      (184)   (137)
Interest income (expense), net        95        14     (138)     (228)   (169)
Other income (expense), net. .       -0-       (35)     (50)     (182)    135
Income (loss) before
  income tax benefit (provision)   1,287     1,190      332      (594)   (171)
Benefit (provision) for
  income taxes . . . . . . . .     1,331       (36)       (4)      (5)       (5)

Net Income (loss). . . . . . .   $ 2,618   $ 1,154  $   328  ($   599)($   176)



Net Income (loss) per share-basic  $0.14      $.08    $ .03     ($.05)  ($.02)
Net Income (loss) per share-diluted$0.11      $.05    $ .02      n/a     n/a

Weighted average number of common
 Shares and equivalents
 outstanding-basic . . . . . .    18,143    14,974   13,337    11,297  11,039

Weighted average number of common
 Shares and equivalents
 outstanding-diluted . . . . .    23,299    21,834   19,851      n/a     n/a

Balance Sheet Data:
Working capital
 surplus (deficit) . . . . . .   $ 5,010   $ 3,611  $ 2,054   $   238($   119)
Current assets . . . . . . . .     6,159     5,154    3,047     2,254   1,721
Total assets . . . . . . . . .    12,932     8,025    6,084     4,682   4,063
Current liabilities. . . . . .     1,149     1,543      993     2,016   1,840
Long-term debt, and payable
 to stockholders and
 related parties, less
 current portion . . . . . . .       599       639      681       597     724
Total stockholders' equity . .   $11,184    $5,843   $4,410    $2,069  $1,499



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The following discussion of the financial condition and results of operations of Electronic Clearing House, Inc. ("ECHO" or the "Company") should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein.

Overview

Electronic Clearing House, Inc. provides credit card authorizations, electronic deposit services, check guarantee, check conversion, inventory tracking services and various Internet services to retail and wholesale merchants and U-haul dealers across the nation. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies.

On April 20, 1999, the Company completed the acquisition of Magic Software Development, Inc. (Magic), based in Albuquerque, New Mexico. Magic operates as a wholly owned subsidiary of the Company.

The Company issued a total of 1,000,000 shares of common stock as "Base Shares" to the Selling Shareholders of Magic. The shares are being held in escrow and 500,000 shares will be released to the Magic Selling Shareholders on April 1, 2001 and 500,000 shares will be released on April 1, 2002.

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



Result of Operations

Fiscal years 1999 and 1998

Revenues.    Electronic Clearing House, Inc. recorded income of $1,287,000 before tax benefit for the fiscal year ended September 30, 1999, as compared to $1,190,000 in fiscal year 1998, an increase of 8.2%. Net income for the fiscal year 1999 rose to $2,618,000, a 126.9% increase over net income of $1,154,000 in fiscal year 1998.

Total revenues for the fiscal year 1999 were $23,828,000, a 13.1% increase over revenues of $21,063,000 for fiscal year 1998. The primary revenue increase was from bankcard processing and transaction processing, from $18,835,000 in fiscal 1998 to $21,323,000 in fiscal 1999, a 13.2% increase.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. The principal contributors to the increase in bankcard processing revenue and transaction revenue are the increased revenue from the Magic acquisition and the incremental effect of the pass-through of higher interchange rates from the credit card associations, which was effective April 1999. Additionally, transaction revenue from U-Haul also increased by 3.0% from the prior year. As of September 1999, the Company processed for over 19,000 active retail merchant accounts and equipment rental dealers located around the country.

In July 1999, U-Haul International awarded the Company a bid for credit card processing service for its independent dealers who participate in the Preferred Dealer Program. The Company is also authorized to promote its credit card processing service to the 11,000 dealers who are currently using the Company's terminals for its daily inventory tracking and credit card authorization activities. The Company is now in the process of enhancing the software in the terminals to include credit card processing for the dealer's non-U-Haul activities. This will reduce the amount of equipment the dealer must have on his counter and simplify the dealer's day-to-day operations. However, there is no assurance that these independent dealers will sign-up with the Company's credit card processing program.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue increased from $2,055,000 in fiscal 1998 to $2,106,000 in fiscal 1999, a 2.5% increase. This increase was primarily due to more terminals sold in fiscal 1999 as a result of several new sales programs. This increase was partially offset by 2,500 U-Haul systems shipped in fiscal 1999 versus 3,100 systems shipped in fiscal 1998.

Other revenue which consist mainly of research and development revenue increased from $173,000 in fiscal 1998 to $399,000 in fiscal 1999, a 130.6% increase. This increase was attributable to software development work for innoVentry, a casino cash advance provider, and the United States Postal Service (USPS).

In September 1999, the Company entered into a five-year strategic alliance agreement with innoVentry, a company jointly owned by Wells Fargo and Company and Cash America International, Inc., to provide credit card transactions in innoVentry's casino business. The Company is responsible for the daily overall credit card settlement functions and shares a percent of the net proceeds from these transactions with innoVentry. As of September 30, 1999, the Company and innoVentry jointly serve five casinos with 20 kiosk and cage-based systems deployed. The Company generated approximately $453,000 of revenue during fiscal year 1999.

The Company provided software and hardware to the USPS for the development and deployment of automated money order dispensing systems under a pilot program awarded to Computer Based Controls, Inc. (CBC), a wholly owned subsidiary of the Company. CBC designed and implemented the requested features and a successful First Article Test of the new features was completed by the USPS in late June of 1998.

In May 1999, the USPS advised the Company that it is in the process of evaluating the numerous USPS projects to 1) meet their strategic goals; 2) reduce duplication of effort; 3) confirm they are Y2K compliant; and 4) provide potential cost savings. Until this evaluation is complete, all further development is on hold. It was emphasized to the Company that the delay of active development under the pilot program should not imply that a decision has been made on the merits of the pilot program but that other issues are requiring the full resources of the USPS at this time. No commitment or indication was given regarding when the USPS would complete its evaluations and dedicate resources to the pilot program but it was evident, in management's opinion, that the USPS is still very interested in the Company's system that serves the small volume USPS offices.

Costs and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. Most of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, increased from $13,794,000 in fiscal 1998 to $14,778,000 in fiscal 1999, a 7.1% increase. This was directly attributable to the 13.2% increase in bankcard processing and transaction revenue in fiscal year 1999.

The cost of terminals sold and leased decreased from $1,519,000 in fiscal 1998 to $1,166,000 in fiscal 1999, a 23.2% decrease. This was the result of higher gross margin from equipment sales due to lower pricing from equipment vendors. Additionally, no inventory allowance was recorded in fiscal year 1999.

Other operating costs increased from $1,799,000 in fiscal 1998 to $2,424,000 in fiscal year 1999, a 34.7% increase. This increase was the research and development expenses on the cash advance project and the development costs of the check products and services for fiscal year 1999.

Selling, and general and administrative expenses increased from $2,740,000 in fiscal 1998 to $4,176,000 in fiscal 1999, a 52.4% increase. As a percentage of total revenue, selling, general and administrative expenses increased from 13.0% in fiscal 1998 to 17.5% in fiscal year 1999. This was primarily attributable to the expansion of the Company's sales and marketing program and the inclusion of Magic's operations started in April 1999. Furthermore, the increase was due to the higher employee-related costs to support the growth of the Company.

Income Tax Benefit (Provision). The Company recognized deferred tax credits in the amount of $1,392,000 in this fiscal year primarily from net operating loss carryforward and business tax credits from prior years.


Liquidity and Capital Resources

As of September 30, 1999, the Company had available cash of $2,900,000 and restricted cash of $736,000 in reserve with its primary processing banks. The Company's working capital improved from $3,611,000 as of September 30, 1998, to $5,010,000 as of September 30, 1999.

The Company is currently financing its operations primarily through cash generated from operations. During fiscal 1999, the Company generated $838,000 from operations. In addition, the Company generated $816,000 from stock options and warrants exercised. Net cash used in investing activities was $1,145,000 in fiscal 1999. Cash increase of $540,000 from financing activities was primarily from a refinancing of an existing note payable. Overall, the Company total cash balance increased by $414,000 in fiscal year 1999.

The Company anticipates that cash on hand and cash provided by operating activities will be sufficient to fund its existing operations for the next twelve months. However, the Company may need to raise additional funds in order to support expansion or develop new business units that is strategic to the Company's growth. Thee can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all.

In November 1999, the Company completed a $1 million post-petition secured financing arrangement with Tropical Beaches, Inc. d.b.a. New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. According to the terms of the loan agreement, New Strategies will begin repayment in December 1999, and will retire the loan in full on or before February 2000 together with interest. The loan is secured by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. As part of the consideration for the loan, the Company also was granted a first right of refusal to purchase New Strategies and is currently working with the company, its professionals and representatives of the Official Unsecured Creditors' Committee on formulating a plan of reorganization.

The Company and New Strategies are currently working on a revised repayment schedule in order to provide additional working capital to New Strategies. The Company believes that the loan extension will not impair the eventual collectibility of the loan.

At the present, the Company's cash flows from operations is sufficient to support the current level of research and development costs and marketing costs which would allow the Company to further develop its suite of check products, Internet products and services which is essential to the Company's future growth.

The Company's current ratio improved significantly from 3.3 to 1 at September 30, 1998 to 5.4 to 1 at September 30, 1999. The Company's debt-to-equity ratio also improved from .37 to 1 at September 30, 1998, to .16 to 1 at September 30, 1999.

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

All programs, including merchant systems, have been modified and successfully tested. Additionally, interface requirements and testing have been successfully completed with Visa, MasterCard, Discover and American Express. Key management has been reassigned to implement the plan and, other than the cost of such management and the resultant loss of their contribution to other revenue generating activities of the Company, substantial new costs are not anticipated to be incurred. Therefore, management's current estimate is that the costs associated with the Year 2000 issue were approximately $250,000 and are not believed to have a material adverse affect on the results of operations or financial position of the Company. These costs were included in the operating expenses in fiscal year 1999. However, despite management's plan to address the Year 2000 impact on the Company's internal systems, no assurance can be given that management has fully identified such impact or that management can resolve it without disruption of the business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected adversely as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.

The Company has developed and tested a contingency plan to address Year 2000 risks to its systems.

Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended September 30. 1999 and September 30, 1998 (in thousands, except share data):



                                   Year Ended September 30, 1999
                             First     Second       Third     Fourth
                            Quarter    Quarter     Quarter    Quarter

  Net revenues            $5,469      $6,356     $6,133     $5,870
  Income from operations     249         443        195        305
  Net income                 258         444        209      1,707
  Basic net income per
    common share          $ 0.02       $0.03     $ 0.01     $ 0.08
  Diluted net income per
    common share          $ 0.01      $ 0.02     $ 0.01     $ 0.07







                             Year Ended September 30, 1998
                             First     Second       Third     Fourth
                            Quarter    Quarter     Quarter    Quarter

  Net revenues            $4,212      $5,188     $6,106     $5,557
  Income from operations      69         257        415        470
  Net income                  62         251        383        458
  Basic net income per
    common share          $ 0.00       $0.02     $ 0.03     $ 0.03
  Diluted net income per
    common share          $ 0.00      $ 0.01     $ 0.02     $ 0.02



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

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue decreased from $2,348,000 in fiscal 1997 to $2,055,000 in fiscal 1998, a 12.5% decrease. This decrease in revenue reflected a $478,000 decrease in terminal sales to merchants which is offset by the delivery of approximately 3,100 systems to U-Haul International in the current fiscal year versus 2,400 U-Haul systems and 175 systems to the United States Postal Service (USPS) under a pilot program awarded to the Company in the prior fiscal year.

The Company provided software and hardware to the USPS for the development and deployment of automated money order dispensing systems under a pilot program awarded to Computer Based Controls Inc.(CBC), a wholly owned subsidiary of the Company. The USPS extended the pilot program in January 1998 to add additional features into the overall systems. CBC designed and implemented the requested features and a successful First Article Test of the new features was completed by the USPS in late June of 1998. Completion of this phase of the pilot program was deemed successful by the USPS in July of 1998. Additional features are being incorporated to further reduce paperwork and increase the speed of service, two primary goals of the USPS. To meet this need, the USPS has now authorized a follow-on project to the original pilot program. Additionally, the USPS has requested the integration of the terminal provided by the Company to operate with specific printers the USPS uses in its higher volume locations. The Company believes that this request is an indication that its terminal is under consideration for a broader use in the USPS environment in the higher volume offices, but no assurance of such use can be given at this time.

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


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant

The officers and directors of the Company are:


                                                           Date first became
Name                               Position              Officer or Director

Joel M. Barry <F1><F3>               Chairman of the Board,     1986
                                     Chief Executive Officer,
                                     President


Alice L. Cheung                      Chief Financial Officer,   1996
                                     Treasurer

Lawrence M. Brown                    Vice President             1999

Jesse Fong                           Vice President             1994

David Griffin                        Vice President             1990

Rick Slater                          Vice President             1998

Patricia Atlas Williams              Vice President             1997

Jack Wilson                          Vice President             1994

Donna Camras-Rehman                  Corporate Secretary        1990

R. Marshall Frost                    Counsel                    1994

Aristides W. Georgantas<F2><F3><F4>  Director                   1999

Carl W. Schafer<F1><F2><F3><F4>      Director                   1986

Herbert L. Lucas<F1><F2><F3><F4>     Director                   1991

-------------------------------------------------

<F1>
Member, Finance Committee
<F2>
Member, Audit Committee
<F3>
Member, Nominating Committee
<F4>
Member, Executive Compensation Committee


JOEL M. BARRY, age 49, has been a Director of the Company since July 8, 1986, and Chairman of the Board since December 26, 1986. Mr. Barry served as Chief Financial Officer from May 1, 1987 to June 9, 1990, and Executive Vice President from October 12, 1987 to June 29, 1990, when he was designated Chief Executive Officer of the Company. Upon the resignation of Larry Thomas as President in May, 1999, Mr. Barry assumed the role of President. Mr. Barry is also a Director and Chief Executive Officer of the NCCR, CBC, and Magic Software Development wholly-owned subsidiaries. From August 1981 to June 1991, Mr. Barry was a lecturer and investment counselor for Dynamic Seminars, a firm he founded in 1981, and Basics Financial Planning and Investments, a firm he founded in 1983. From 1972 to 1974, Mr. Barry owned and operated a recording business and from 1975 to 1981 was employed as the Director of Marketing and Sales with Financial Dynamics, a financial planning firm located in Covina, California. Mr. Barry attended Oklahoma State University from 1969 to 1970, majoring in Accounting and Ozark Bible College from 1970 to 1972, majoring in music.

ALICE L. CHEUNG, age 42, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining the Company, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants.

LAWRENCE M. BROWN, age 48, joined the Company in 1997 and was appointed Vice President and Chief Information Officer in 1999. Prior to joining the Company, Mr. Brown was one of the founders and Director of Engineering for XYNet Software Technologies, Inc., a software engineering and Internet firm and founder and sole proprietor of Cypress Productivity Systems, an educational consultancy focused on software engineering processes and project management methodologies. Mr. Brown served Unisys Corporation for eighteen years in various roles in Professional Services, Engineering, and Marketing, with his last position as Director of Software Engineering. Mr. Brown holds a BA degree in English and a BS degree in physics from Rhodes College in Memphis, Tennessee, as well as an MDiv from Claremont School of Theology in Claremont, California.

JESSE FONG, age 48, has served as Vice President since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 51, has served as Vice President since June 1990. Previous to this capacity, he was Vice President of Operations for the Company from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

RICK SLATER, age 39, joined the Company in May 1995 as Vice President of Computer Based Controls, Inc. (CBC). In December of 1995, Mr. Slater was appointed President of CBC. Prior to joining the Company, Mr. Slater was President of Slater Research which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. While a group leader at Aiken Advanced Systems, Mr. Slater held a TS/SCI security clearance and developed numerous military signal collection systems installed throughout the world. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

PATRICIA ATLAS WILLIAMS, age 34, joined the Company in September 1996, serving as Director of Program Management and was appointed Vice President in October 1997. Prior to joining ECHO, Ms. Atlas was an Operations Manager for Bank of America at their San Francisco headquarters. Ms. Atlas holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 55, has served as Vice President since June 1994 and was Director of Bank Card Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

DONNA L. CAMRAS-REHMAN, age 50, joined the Company in 1988 and has served as Corporate Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

R. MARSHALL FROST, age 52, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar, a member of the American Bar Association and the International Bar Association, and a certified broker with the California Department of Real Estate.

ARISTIDES W. GEORGANTAS, age 55, has served as a director since February, 1999. Mr. Georgantas was Executive Vice President and Chief Operating Officer, Global Asset Management/Private Banking, from 1995 to 1998 and Chairman and Chief Executive Officer of Chemical Bank New Jersey, NA from 1989 to 1995. He served as President and Chief Operating Officer of Horizon Bancorp and subsidiaries and Princeton Bank. Mr. Georgantas also holds the following positions: Director of Blue Cross Blue Shield of New Jersey; Director of Glenmede Trust Company; Chairman of the Foundation for New Jersey Public Broadcasting; Director of Mathematica Policy Research, Inc.; Trustee of the New Jersey Symphony Orchestra; and serves on the Chancellor's Executive Committee of the University of Massachusetts at Amherst and Princeton University Council of New Jersey Affairs. Mr. Georgantas is a graduate of the University of Massachusetts and Columbia University Graduate School of Business.

CARL W. SCHAFER, age 63, has been a Director since July 1986. Mr. Schafer was Financial Vice President and Treasurer (Chief Financial Officer) of Princeton University from July 1976 to October 1987. From October 1987 to April 1990, Mr. Schafer was a Principal of Rockefeller & Co., Inc. of New York, an investment management firm. He is a Director of The Atlantic Foundation and Harbor Branch Institution and became President of the Atlantic Foundation in April 1990. Mr. Schafer also holds the following positions: Director/Trustee of the Paine Webber and Guardian Families of Mutual Funds; Director of Roadway Express, Inc., a trucking company; Director of Frontier Oil Corporation, an oil refiner; Director of Evans Systems, Inc., a petroleum product marketer, convenience store, and diversified company; Director of Nutraceutix, Inc., a bio technology company; Director of Labor Ready, Inc., a provider of temporary labor; and Chairman of The Johnson Atelier and School Of Sculpture. He graduated from the University of Rochester in 1958, and served with the U.S. Bureau of the Budget, successively, as Budget Examiner, Legislative Analyst, Deputy Director and Director of Budget Preparation. He resides in Princeton, New Jersey.

HERBERT L. LUCAS, age 73, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He was formerly a member of the Board of Trustees of Princeton University.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The annual meeting of stockholders was held on February 4, 1999, and the election of directors was held at that time.


ITEM 11.     Executive Compensation

The following table sets forth the total compensation paid and stock options and warrants offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 1999, 1998 and 1997.


Summary Compensation Table


                                                      Annual       Long Term
                                                   Compensation  Compensation

                                                                  Securities
                 Capacities in                                     Underlying
Name             Which Served         Year  Salary<F1>      Bonus Options<F2>

Joel M. Barry     Chairman/Chief     1999   $159,166     $52,500  300,000
                  Executive Officer/ 1998    148,616 <F3> 14,000     -
                  President          1997    142,282 <F4> 18,000     -


Alice Cheung      Chief Financial    1999   $ 94,416      12,000   20,000
                  Officer/Treasurer  1998     89,333      11,000     -
                                     1997     80,000       1,000   50,000

Rick Slater       Vice President     1999   $110,000      10,000   20,000
                                     1998    100,000       5,000     -
                                     1997    100,000       4,000     -

Larry Thomas<F5>  President/Chief    1999   $150,572      34,375  250,000
                  Operating Officer  1998    135,937      11,000  100,000
                                     1997    100,000      11,250     -

--------------------------------------------------

<F1>
The Company provides Mr. Barry with an automobile. Mr. Barry, Ms. Cheung, and Mr. Slater are participants of a Company sponsored 401(K) plan. There has been no compensation paid other than that indicated in the above table.
<F2>
None of these options has been exercised. See "Stock Option Plan" and "Warrants".
<F3>
Mr. Barry's salary includes a $1,117 vacation paydown.
<F4>
Mr. Barry's salary includes a $12,282 vacation paydown.
<F5>
Mr. Thomas resigned from the Company in May, 1999.


Fiscal 1999 Option Grants Table

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer and Larry Thomas, who resigned from the Company in May, 1999, whose compensation exceeded $100,000 during fiscal 1999. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.

                                                          Potential Realization
                                                            Value at Assumed
                                                             Annual Rates of
                           Percent of                          Stock Price
                          Total Granted                     Appreciation for
                                to        Exercise  Expir-     Option Term
                 Options   Employees in     Price    ation
Name             Granted   Fiscal Year    per share  Date     5%          10%


Joel M. Barry  300,000       46.1%        $1.00   11/04/08  $84,000   $183,000
Alice Cheung    20,000       3.10%        $1.00   11/04/08  $ 5,600   $ 12,000
Rick Slater     20,000       3.10%        $1.00   11/04/08  $ 5,600   $ 12,000



The following table sets forth the number of unexercised options and warrants held by the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer and Larry Thomas, who resigned from the Company in May, 1999, whose compensation exceeded $100,000 during fiscal 1999. No options/warrants have been exercised.



Aggregated Option/SAR Exercises and Fiscal-Year Option/SAR Value Table


                                                                 Value of
                                                 Number of      unexercised
                         Shares                 unexercised    in-the-money
                       acquired on     Value   options/SARS    Options/SARS
Name                   exercise #   realized $   FY-end #     at FY-end $<F1>

Joel M. Barry             -0-      $   -0-      950,000        $447,000
Alice Cheung              -0-      $   -0-      170,000        $ 23,000
Rick Slater            10,000      $17,000      206,000        $105,000

----------------------------------------------------------------------

<F1>
Based on the closing sales price of the Common Stock on September 30, 1999 of $1.06 per share, less the option exercise price.


Compensation Committee Interlocks and Insider Participation

Joel M. Barry, Chairman of the Board and Chief Executive Officer, Herbert L. Lucas, Jr., Director, and Aristides W. Georgantas, Director, serve on the compensation committee. No executive officer of the Company serves on the compensation committee of another entity or as a director of another entity with an executive officer on the Company's compensation committee.

Director Compensation

Each outside director received $15,000 and 5,455 shares of Common Stock in fiscal 1999; $20,000 and 33,333 three-year options, exercisable at $0.91 per share in fiscal 1998; and $6,000 and 75,000 five-year options, exercisable at $1.47 per share in fiscal 1997. Directors are compensated for all reasonable expenses and are not compensated for special meetings.

Employment Agreements

None.

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

On November 4, 1998, Joel M. Barry was granted 300,000 five-year options each to purchase one share of common stock at $1.00 per share.

On February 4, 1999, the Company's Board of Directors authorized an increase in the Plan to 5,375,000 options and was ratified by the shareholders at the Annual Meeting held in February 1999.

With the exception of the foregoing, the Company has no stock option plans or other similar or related plans in which any of its officers or directors participate.


ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

As of December 10, 1999, there were 19,943,126 shares of the Company's Common Stock outstanding. The following table sets forth the beneficial owners of more than 5% of the Company's voting securities.


Title          Name and Address            Amount and Nature        Percent
of Class       of Beneficial Owner      of Beneficial Ownership    of Class

Common         Herbert Smilowitz            1,165,000 <F1>            5.87%
               15 East Union Street
               East Rutherford, NJ 07073

-------------------------------------------

<F1>
Includes warrants issued in connection with various loans.


To the Company's knowledge, no other individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's officers and directors, individually, and as a group, as of December 10, 1999.



                                 Amount and            Percentage of
                           Nature of Beneficial    Outstanding Stock<F1>
Name and Address                 Ownership             At 12/06/99

Joel M. Barry                 1,007,250  <F2>             4.84%
28001 Dorothy Drive
Agoura Hills, CA  91301

Lawrence Brown                   60,000  <F2>             0.30%
28001 Dorothy Drive
Agoura Hills, CA 91301

Donna Camras                     55,000  <F2>             0.28%
28001 Dorothy Drive
Agoura Hills, CA  91301

Alice L. Cheung                 170,000  <F2>             0.85%
28001 Dorothy Drive
Agoura Hills, CA  91301

Jesse Fong                       45,110  <F2>             0.23%
28001 Dorothy Drive
Agoura Hills, CA 91301

R. Marshall Frost                20,000  <F2>             0.10%
28001 Dorothy Drive
Agoura Hills, CA 91301

Aristides W. Georgantas           5,455                   0.03%
28001 Dorothy Drive
Agoura Hills, CA 91301

David Griffin                   167,637  <F2>             0.84%
28001 Dorothy Drive
Agoura Hills, CA  91301

Herbert L. Lucas                312,788  <F3><F4>         1.55%
12011 San Vicente Boulevard
Los Angeles, CA  90049

Carl W. Schafer                 413,788  <F3>             2.05%
28001 Dorothy Drive
Agoura Hills, CA 91301

Rick Slater                     208,000  <F2>             1.04%
28001 Dorothy Drive
Agoura Hills, CA 91301

Patricia Atlas Williams          80,000  <F2>             0.40%
28001 Dorothy Drive
Agoura Hills, CA 91301

Jack Wilson                     124,300  <F2><F5>         0.62%
28001 Dorothy Drive
Agoura Hills, CA 91301

All officers and directors
as a group (13 persons)       2,669,328                  11.97%


--------------------------------------------

<F1>
Outstanding Common Shares with effect given to conversion of preferred stock and options described in footnotes 2 through 5.
<F2>
Includes options according to the terms of the Incentive Stock Option Plan. See "Item 11. Options, Warrants or Rights".
<F3>
Includes options granted to outside directors.
<F4>
Includes 141,889 shares indirectly owned by Mr. Lucas through a trust for his wife.
<F5>
Includes 2,120 shares indirectly owned by Mr. Wilson through his wife.



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


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

   (1) Consolidated Financial Statements
                                            Page

           Report of Independent Accountants . . . . . . . . . . . . . . .  F-1

           Consolidated Balance Sheet at September 30, 1999 and 1998 . . . .F-2

           Consolidated Statement of Operations for each of the three years in the period ended September 30, 1999. . . . . . . . . . . . . .F-3

           Consolidated Statement of Changes in Stockholders' Equity
           for each of the three years in the period ended
           September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . .F-4

           Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 1999. . . . . . . . . . . . . .F-5

           Notes to Consolidated Financial Statements. . . . . . . . . . . .F-6

    (2) Financial Statement Schedules:

           Schedule II - Valuation and Qualifying Accounts and Reserves. . S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8K for fourth quarter ending September 30, 1999:

           Form 8K, dated July 9, 1999, incorporated herein by reference

(c) Exhibits:

 Exhibit
 Number                             Description of Document

        1.1 Form of Underwriting Agreement between the Company and J.W. Gant & Associates, Inc. <F3>
        1.2    Form of Agreement among Underwriters. <F3>
        1.3    Form of Selected Dealer's Agreement. <F3>
        3.1 Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981.
               <F1>
        3.2 Certificate of Amendment to Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on September 1, 1983. <F1>
        3.3 Certificate of Amendment of Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on January 17, 1986. <F1>
        3.4    By-Laws of Bio Recovery Technology, Inc. <F1>
        4.1 Proposed Form of Purchase Option between the Company and J.W. Gant & Associates, Inc. <F3>
        4.2    Specimen Common Stock Certificate. <F3>
       10.5 Copy of Refinancing Agreement dated June 20, 1989 between Electronic Clearing House, Inc., Kenneth Van Zyl Living Trust, and Mrs. Alice A. Haessler. <F2>
       10.7    Copy of Imperial Bank Agreement dated October 31, 1989 between
               Electronic Clearing House, Inc. and Imperial Bank. <F2>
       10.11   Form of Warrants to Purchase Common Stock of Registrant. <F3>
       10.12 Form of Agreement to be entered into by the Officers, Directors, and 5% or more Stockholders of the Company with J.W. Gant & Associates, Inc. <F3>
       10.27 Copy of Agreement between Electronic Clearing House, Inc. and Francis David Corporation, dated May 18, 1992. <F4>
       10.28 Copy of Addendum Authorizing Evaluation and Calculation of Loss Reserve Requirement and Designation of Las Vegas, Nevada Territory, dated July 9, 1992. <F4>
       10.31 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Charter Bank, dated January 25, 1994. <F6>
       10.32 Copy of Escrow Statement of Electronic Clearing House, Inc. for purchase of building located at 28001 Dorothy Drive, Agoura Hills, California. <F6>
       10.33 Copy of Employment Agreement dated October 1, 1994 between Electronic Clearing House, Inc. and Donald R. Anderson. <F6>
       10.34 Copy of Asset Purchase Agreement between Electronic Clearing House, Inc. and Larry Thomas, dated December 31, 1995. <F7>
       10.35 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. <F8>
       10.36 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and The Berkshire Bank, dated July 31, 1997. <F8>
       10.37 Copy of Employment Contract dated October 16, 1997 between Electronic Clearing House, Inc. and Larry J. Thomas. <F8>
       10.38 Copy of Product and Software Development and License Agreement between Electronic Clearing House, Inc. and innoVentry, dated April 1, 1999.
       10.39 Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.<F9>
       10.40 Copy of Merchant Account Assignment and Transfer Agreement between Electronic Clearing House, Inc. and Imperial Bank, dated July 8, 1999.
       10.41 Copy of Processing and Software Development and License Agreement between Electronic Clearing House, Inc. and National Bank Drafting Systems, Inc., dated October 22, 1999.
       22.0    Subsidiaries of Registrant. <F2>

-----------------------------
[FN]
<F1>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
<F2>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference.
<F3>
Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
<F4>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference.
<F5>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference.
<F6>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference.
<F7>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1996 and incorporated herein by reference.
<F8>
Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
<F9>
Filed as an Exhibit to Registrant's Form 8-K Report dated April 27, 1999 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



               ELECTRONIC CLEARING HOUSE, INC.


               By:   \s\Joel M. Barry
                     Joel M. Barry, President,
                     Chief Executive Officer and
                     Chairman





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                        Title             Date



\s\Joel M. Barry              Chairman of the Board,  )      Dec. 24, 1999
   Joel M. Barry              President and Chief     )
                              Executive Officer       )
                                                      )
                                                      )
\s\Herbert L. Lucas, Jr.      Director                )
   Herbert L. Lucas, Jr.                              )
                                                      )
                                                      )
\s\Carl W. Schafer            Director                )
   Carl W. Schafer                                    )
                                                      )
                                                      )
\s\Alice L. Cheung            Treasurer and           )
   Alice L. Cheung            Chief Financial Officer )
                                                      )
                                                      )
\s\Marjan Hewson              Controller              )
   Marjan Hewson                                      )








                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 24, 1999

                         ELECTRONIC CLEARING HOUSE, INC.

                           CONSOLIDATED BALANCE SHEET
                                                           September 30,

                                                        1999         1998

                                     ASSETS

Current assets:
   Cash and cash equivalents                    $   2,900,000  $ 2,486,000
   Restricted cash                                    736,000      651,000
   Accounts receivable less allowance
      of $1,001,000 and $1,829,000                  1,532,000    1,251,000
   Inventory less allowance of
      $202,000 and $202,000                           580,000      718,000
   Prepaid expenses and other assets                   88,000       48,000
   Other receivable                                   323,000         -0-

            Total current assets                    6,159,000    5,154,000

Noncurrent assets:
   Other receivables                                   27,000      320,000
   Property and equipment, net                      1,962,000    1,606,000
   Real estate held for investment, net               252,000      252,000
   Deferred tax asset                               1,392,000         -0-
   Other assets, net                                1,222,000      693,000
   Goodwill, net                                    1,918,000          -0-

            Total assets                         $ 12,932,000  $ 8,025,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current
     portion of long-term debt                   $    149,000   $   87,000
   Accounts payable                                   159,000      173,000
   Accrued expenses                                   779,000      850,000
   Deferred income                                     62,000      433,000

            Total current liabilities               1,149,000    1,543,000


Long-term debt                                        599,000      639,000

            Total liabilities                       1,748,000    2,182,000

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $.01 par value,
     5,000,000 shares authorized;
    Series "H", 0 and 23,511 shares
     issued and outstanding                             -0-           -0-
    Series "K", 25,000 and 325,000 shares
     issued and outstanding                             -0-          3,000
    Series "L", 40,000 and 168,000 shares
     issued and outstanding                             -0-          2,000
   Common stock, $.01 par value, 36,000,000
     shares authorized;
     19,874,126 and 15,120,541 shares issued;
     19,788,213 and 15,114,300
     shares outstanding                               199,000      151,000
   Additional paid-in capital                      16,958,000   14,140,000
   Accumulated deficit                             (5,835,000)  (8,453,000)
   Less treasury stock at cost,
     85,913 and 6,241 common shares                  (138,000)         -0-

         Total stockholders' equity                11,184,000    5,843,000

         Total liabilities and
           stockholders' equity                  $ 12,932,000  $ 8,025,000


          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                  Year ended September 30,
                                               1999         1998          1997


REVENUES:
   Bankcard processing revenue       $  13,222,000 $ 12,251,000 $  11,299,000
   Bankcard transaction fees             8,101,000    6,584,000     4,708,000
   Terminal sales and lease revenue      2,106,000    2,055,000     2,348,000
   Other revenue                           399,000      173,000       268,000

                                        23,828,000   21,063,000    18,623,000

COSTS AND EXPENSES:
   Bankcard processing and
    transaction expense                 14,778,000   13,794,000    12,380,000
   Cost of terminals sold and leased     1,166,000    1,519,000     1,726,000
   Other operating costs                 2,424,000    1,799,000     1,739,000
   Selling, general and
    administrative expenses              4,176,000    2,740,000     2,258,000
   Amortization expense -
     acquisition                            92,000         -0-           -0-

                                        22,636,000   19,852,000    18,103,000

Income from operations                   1,192,000    1,211,000       520,000

Interest income                            180,000      118,000        68,000
Interest expense                           (85,000)    (104,000)     (206,000)
Loss reserve for notes receivable            -0-           -0-        (50,000)
Other expense                                -0-        (35,000)          -0-


Income before income tax
 benefit (provision)                     1,287,000    1,190,000       332,000

Benefit (provision) for income taxes     1,331,000       (36,000)      (4,000)

Net income                             $ 2,618,000  $ 1,154,000    $  328,000

   Earnings per share - Basic                $0.14        $0.08         $0.03

   Earnings per share - Diluted              $0.11        $0.05         $0.02



          See accompanying notes to consolidated financial statements.


                         ELECTRONIC CLEARING HOUSE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                       STOCK
                                    Treasury    Common     Preferred    Amount

Balance at September 30, 1996         6,241 11,571,804     452,573 $  120,000

Exercise of warrants                           275,617                  3,000
Exercise of stock options                      220,000                  2,000
Conversion of debt                           2,270,345                 23,000
Conversion of preferred
  to common                                    250,775     (54,062)     2,000
Issuance of preferred stock                                172,000      2,000
Issuance of common stock                        12,000
Stock issuance expenses
Net income


Balance at September 30, 1997         6,241 14,600,541     570,511    152,000

Exercise of warrants                           100,000                  1,000
Exercise of stock options                       44,000
Conversion of preferred
  to common                                    376,000     (94,000)     3,000
Issuance of preferred stock                                 40,000
Net income


Balance at September 30, 1998         6,241 15,120,541     516,511    156,000

Exercise of warrants                           650,000                  7,000
Exercise of stock options                      905,000                  9,000
Conversion of preferred
  to common                                  2,182,220    (451,511)    17,000
Issuance of common stock to
 outside directors                              16,365
Issuance of common
  stock - acquisition                        1,000,000                 10,000
Purchase of treasury stock           79,672
Net income

Balance at September 30, 1999        85,913 19,874,126      65,000   $199,000


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY CONTINUED:


                                   Additional
                                     Paid-in   Treasury   Accumulated
                                     Capital     Stock      Deficit      Total


Balance at September 30, 1996   $11,884,000     $ -0-  ($9,935,000)$2,069,000

Exercise of warrants                125,000                           128,000
Exercise of stock options           160,000                           162,000
Conversion of debt                  934,000                           957,000
Conversion of preferred
 to common                           (2,000)                             -0-
Issuance of preferred stock         858,000                           860,000
Issuance of common stock             12,000                            12,000
Stock issuance expenses            (106,000)                         (106,000)
Net income                                                 328,000    328,000

Balance at September 30, 1997    13,865,000       -0-   (9,607,000) 4,410,000

Exercise of warrants                 49,000                            50,000
Exercise of stock options            29,000                            29,000
Conversion of preferred
  to common                          (3,000)                             -0-
Issuance of preferred stock         200,000                           200,000
Net income                                               1,154,000  1,154,000

Balance at September 30, 1998    14,140,000       -0-   (8,453,000) 5,843,000

Exercise of warrants                253,000                           260,000
Exercise of stock options           547,000                           556,000
Conversion of
  preferred to common               (17,000)                             -0-
Issuance of common stock to
 outside directors                   45,000                            45,000
Issuance of common
 stock - acquisition              1,990,000                         2,000,000
Purchase of treasury stock                    (138,000)              (138,000)

Net income                                               2,618,000  2,618,000

Balance at September 30, 1999   $16,958,000  ($138,000)($5,835,000)$11,184,000


          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                   Year ended September 30,

                                                1999        1998        1997

Cash flows from operating activities:
  Net income                               $2,618,000 $1,154,000  $  328,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation                              271,000    225,000     209,000
    Amortization                              217,000    186,000      82,000
    Provisions for losses on
     accounts and notes receivable            443,000    963,000     836,000
    Provision for obsolete inventory             -0-     132,000      50,000
    Benefit for deferred income taxes      (1,392,000)      -0-         -0-
    Fair value of stock issued in
      connection with legal settlement           -0-        -0-       12,000
    Fair value of stock issued
      in connection with director's
      compensation                             45,000       -0-         -0-
  Changes in assets and liabilities:
    Restricted cash                           (85,000)  (328,000)    193,000
    Accounts receivable                      (790,000)(1,031,000) (1,312,000)
    Inventory                                 139,000   (102,000)   (336,000)
    Prepaid expenses and other assets         (45,000)     7,000      13,000
    Accounts payable                          (46,000)    61,000     (57,000)
    Accrued expenses                          (98,000)   114,000     (15,000)
    Deferred income                          (421,000)   433,000        -0-
    Other receivable                          (18,000)      -0-         -0-


    Net cash provided by
      operating activities                    838,000  1,814,000       3,000

Cash flows from investing activities:
    Other assets                             (617,000)   (37,000)   (146,000)
    Purchase of equipment                    (528,000)  (204,000)   (199,000)

    Net cash used in
      investing activities                 (1,145,000)  (241,000)   (345,000)

Cash flows from financing activities:
    Decrease in notes receivable
      from related parties                      5,000     19,000        -0-
    Proceeds from issuance of
      notes payable                           540,000       -0-      150,000
    Repayment of notes payable               (640,000)  (157,000)   (202,000)
    Proceeds from issuance of
      preferred stock                            -0-     200,000     753,000
    Proceeds from common stock
      warrants exercised                      260,000     50,000     129,000
    Proceeds from exercise of
      stock options                           556,000     29,000     112,000

  Net cash provided by
    financing activities                      721,000    141,000     942,000

Net increase in cash                          414,000  1,714,000     600,000
Cash and cash equivalents
  at beginning of period                    2,486,000    772,000     172,000

Cash and cash equivalents
  at end of period                        $ 2,900,000 $ 2,486,000 $  772,000



          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The Company provides credit card authorizations, electronic deposit services, check guarantee, check verification, check conversion, inventory tracking services and various Internet services to retail and wholesale merchants and U-Haul dealers across the nation. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies. The Company has six wholly owned subsidiaries: ECHO Payment Services, Inc. (formerly GCLC Corporation), Computer Based Controls, Inc., ECHO R&D Corporation (inactive), XpressCheX, Inc., National Credit Card Reserve Corporation, and Magic Software Development, Inc. During fiscal year ended 1999, the Company acquired Magic Software Development, Inc. (Magic), a New Mexico corporation, through a merger of the Company's wholly owned subsidiary, ECHO Acquisition Corporation, a New Mexico corporation, with and into Magic. Magic's primary operations consist of providing transaction processing services such as check verification, check re-presentment, and private-label credit card processing.

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

Accounts Receivable Chargeback

Accounts receivable chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. A reserve is established for all chargebacks not received within ninety (90) days or for those that are deemed uncollectible. Additionally, under the terms of the Company's processing agreements with the banks, the Company is responsible for all external costs of the program and for all support functions including daily accounting, settlement and security.

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

Purchased Technology, Capitalized Software, Patents and Goodwill

Costs related to the purchase of technology are amortized over the estimated useful life of five years using the straight-line method. Capitalized software costs are being amortized over three years. Costs related to establishing a patent are being capitalized and amortized over the life of the patent, once the patent is granted and officially issued. If the patent application is denied, the associated capitalized costs are expensed.
Goodwill and acquisition costs, recorded in connection with the acquisition of Magic, were accounted for based on the purchase method and are being amortized over 10 years.

In March 1995, the Financial Accounting Standard Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). This statement requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. As of September 30, 1999 and 1998, in management's opinion, no such impairment exists.

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

The Company expensed $433,000, $930,000, and $807,000 for the years ended September 30, 1999, 1998 and 1997, respectively for bankcard processing chargeback losses. The Company provided for other uncollectible leases and notes receivable balances of $48,000, $24,000 and $72,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

The Company has one customer that accounted for approximately $2,898,000, $3,409,000 and $2,697,000 of revenues for the years ended 1999, 1998 and 1997, respectively. The revenues for this customer are recorded as part of the bankcard transaction fees and terminal sales and lease segments.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Net Income Per Share

Net income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of diluted net income per share except where it would be anti-dilutive. For the basic net income per common share, the convertible preferred stock is not considered to be equivalent to common stock. Earnings per share-basic amounts included in the consolidated statement of operations are based upon average shares outstanding of 18,143,109, 14,974,125, and 13,336,701 in fiscal years 1999,
1998, and 1997, respectively. Earnings per share-diluted amounts included in the consolidated statement of operations are based upon average shares outstanding of 23,299,486, 21,834,034 and 19,850,870 in fiscal years 1999,
1998 and 1997, respectively. Earnings per share-diluted assuming full dilution for fiscal year 1999 was determined on the assumption that the convertible preferred stock was converted, and the warrants and all the options were exercised on October 1, 1998, or the issuance date, whichever is later.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standard Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). FAS 123 establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No. 25. The Company was required to adopt FAS 123 for its 1997 fiscal year. The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123. As a result, the adoption of FAS 123 does not have an impact on the financial position or results of operations of the Company. The pro forma disclosure required by FAS 123 is included in Note 12.

Compensation expense is recognized in association with the issuance of stock options and warrants for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the period the officer or director performs the related service.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - STATEMENT OF CASH FLOWS

                                 1999         1998        1997
Cash paid for:
  Interest                    $85,000      $104,000   $174,000
  Income taxes                 64,000         4,000      4,000


Significant non-cash transactions for fiscal 1999 are as follows:
-  Capital equipment of $43,000 was acquired under capital leases.

- In connection with the Magic acquisition, the Company issued 1,000,000 shares of common stock with a market value of $2 million.

- The Company acquired 79,672 shares of its common stock valued at $138,000 as a result of a chargeback receivable settlement.

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

NOTE 3 - INVENTORY

The components of inventory are as follows:

                                                  September 30
                                            1999           1998

Raw materials                          $249,000        $243,000

Finished goods                          533,000         677,000

                                        782,000         920,000

Less: Allowance for obsolescence        202,000         202,000

                                     $  580,000      $  718,000



NOTE 4 - OTHER RECEIVABLES

Other receivables are comprised of the following:



                                                          September 30
                                                         1999      1998


Lease receivables -  consist of
  long term portion of equipment leases to
  merchants, net of deferred interest                $ 27,000      $ 14,000


Note receivable including accrued interest
 of $33,000 collateralized by 230,345
 shares of the Company's common stock,
 due in May 2000, bears 6% interest                   323,000       306,000

                                                      350,000       320,000
Less: long-term portion                               (27,000)     (320,000)

                                                     $323,000      $   -0-



NOTE 5 - PROPERTY AND EQUIPMENT:

Book value of property and equipment are comprised of the following:

                                                          September 30
                                                         1999      1998

Land and building                                  $   880,000  $  880,000
Computer equipment and software                      2,137,000   1,740,000
Furniture, fixtures and equipment                      900,000     774,000
Building improvements                                  203,000      78,000
Tooling equipment                                      285,000     285,000
Automobile                                                 -0-      21,000
Cost                                                 4,405,000   3,778,000
Less:  accumulated depreciation and amortization    (2,443,000)  (2,172,000)

Net book value                                      $1,962,000  $1,606,000


Included in property and equipment are assets under capital lease of $241,000 and $219,000 at September 30, 1999 and 1998, with related accumulated amortization of $94,000 and $59,000, respectively.


NOTE 6 - INCOME TAXES

The benefit (provision) for income taxes consists of the following components:

                                                      September 30
                                         1999           1998        1997
Provision for current federal taxes $(316,000)    $(557,000)   $(166,000)
Provision for current state taxes     (87,000)     (157,000)     (50,000)
Benefit for deferred taxes          1,734,000       678,000      212,000

  Total benefit (provision)
   for income taxes                $1,331,000      $(36,000)     $(4,000)



Components of the deferred tax asset include:


                                                       September 30
                                               1999                 1998

Deferred tax assets:
  Reserve for bad debts                   $   39,000          $   58,000
   Inventory reserve                          57,000              87,000
   Amortization of intangibles                43,000              43,000
   Net operating loss carryforward         1,106,000           1,412,000
   Business tax credit                       113,000             113,000
   AMT credit                                 34,000                -0-
Total deferred tax assets                 $1,392,000          $1,713,000


  Valuation allowance                           -0-           (1,713,000)

Total deferred tax assets                 $1,392,000          $     -0-


During 1999, the Company eliminated the valuation allowance previously established with respect to its deferred tax asset. This was based on the realization of a portion of the asset during 1999, and a determination that it is "more likely than not" that the remaining deferred tax asset as of September 30, 1999, will be realized.

The Company has a federal net operating loss carryforward of $3,254,000 which expires in 2007 through 2011.

NOTE 7 - OTHER ASSETS

Other assets are comprised of the following:

                                                              September 30
                                                            1999         1998

Printer technology, net of accumulated
 amortization of $3,000 and $3,000                      $197,000     $197,000

Patents and associated cost, net of
 accumulated amortization of $29,000 and $20,000         140,000      149,000

Software development costs, net of accumulated
 amortization of $491,000 and $337,000                   716,000      336,000

Other, net of accumulated amortization of
 $112,000 and $106,000                                   169,000       11,000

                                                      $1,222,000   $  693,000



For the years ended 1999 and 1998, the Company capitalized $494,000 and $57,000, consisting primarily of personnel costs, for the development of certain in-house software related to the United States Postal Service (USPS) Pilot Program. The USPS Pilot Program is being amortized over the estimated number of units to be produced. Total amortization of software costs was $114,000, $136,000, and $67,000 for the fiscal years ended 1999, 1998, and
1997, respectively.


NOTE 8 - BUSINESS ACQUISITION

On April 20, 1999, the Company acquired Magic. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. Results of Magic's operations from the date of acquisition to September 30, 1999, have been included in the consolidated financial statements.

Pursuant to the Merger Agreement, the Company issued a total of 1,000,000 shares of common stock to the selling shareholders of Magic. In addition, up to 1,000,000 shares of common stock will be issued to the Magic selling shareholders upon the achievement of certain predetermined earnings goals for fiscal 2000 and 2001. This additional consideration will be recorded as goodwill when it is paid. As a result of this transaction, the Company recorded approximately $2,010,000 in goodwill and other acquisition costs which are being amortized over ten years.

Pro Forma Disclosures
The following summary, prepared on a pro forma basis, combines the operating results of the Company and Magic, as if the acquisition had occurred on October 1, 1998. In addition, the pro forma results reflect the amortization of goodwill. The pro forma operating results are not necessarily indicative of what would have occurred had the merger actually taken place on October 1, 1998:

                                                       (unaudited)
   Revenue                                            $23,961,000
   Net income                                           2,484,000
   Earnings per share - Basic                               $0.14

The following pro forma results of operations assume the acquisition of Magic occurred as of October 1, 1997:

                                                       (unaudited)
   Revenue                                            $21,634,000
   Net income                                             948,000
   Earnings per share - Basic                               $0.06

NOTE 9 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT


Short-term borrowings and long-term debt consist of the following:

                                                            September 30
                                                         1999         1998

Term loan collateralized by corporate
  headquarters building, due February 15,
  2009, bearing interest at 7.87%.                   $518,000     $    -0-

Note payable, collateralized by corporate
  headquarters building, due October 2004.
  Interest at 3.5% above 11th District cost of
  funds, which was 8.38% as of September 30,
  1998. This note was refinanced in February 1999.        -0-     $ 528,000

Term loan, collateralized by lease pool,
  bearing interest at 13%                                 -0-        35,000

Capital leases                                        154,000       163,000

Notes payable, bearing interest at 9.5%                76,000          -0-


                                                      748,000       726,000
Less:  current portion                               (149,000)      (87,000)

Total long-term debt                                 $599,000      $639,000


The term loan contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements.

Future maturities of debt are as follows:


         Fiscal year ended September 30

            2000                                     $ 149,000
            2001                                        97,000
            2002                                        93,000
            2003                                        66,000
            2004                                        55,000
            thereafter                                 288,000
                                                      $748,000



NOTE 10 - ACCRUED EXPENSES






Accrued expenses are comprised of the following:

                                                       September 30
                                                   1999          1998
Accrued bank card fees                         $111,000      $106,000
Accrued compensation and taxes                  208,000       277,000
Accrued communication costs                     121,000       181,000
Accrued professional fees                       104,000        91,000
Accrued commission                              124,000        89,000
Other                                           111,000       106,000
                                               $779,000      $850,000


NOTE 11 - STOCKHOLDERS' EQUITY


Preferred Stock

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Class K Stock has a stated value of $2.00 per share and is convertible into four shares of common stock. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. During fiscal 1999 and fiscal 1998, 300,000 shares and 50,000 shares of Class K Stock were converted into 1,200,000 shares and 400,000 shares of the Company's common stock, respectively. As of September 30, 1999, there are 25,000 shares of Class K Stock convertible into 100,000 shares of common stock.

During fiscal 1997, the Company issued 172,000 shares of Series L Preferred Stock (Class L Stock) for an aggregate price of $860,000. Class L Stock has a stated value of $5.00 per share and is convertible into four shares of common stock. During fiscal 1998, the Company issued 40,000 shares of Class L Stock for $200,000. During fiscal 1999 and fiscal 1998, 128,000 shares and 44,000 shares of Class L Stock were converted into 512,000 shares and 176,000 shares of common stock, respectively. Class L Stock has priority in liquidation over the Company's common stock, but is junior in liquidation to all previous classes of preferred stock. Class L and Class K Preferred Stock have no dividend yield and are non-cumulative. As of September 30, 1999, there are 40,000 shares of Class L Stock convertible into 160,000 shares of common stock.

Common Stock Warrants

At September 30, 1999, the following warrants were outstanding:

          Warrants       Exercise      Expiration
         Outstanding       Price       Date

           350,000          $0.40      December 1999



- Warrants to purchase 600,000 shares of common stock at $0.50 per share were issued in December 1994 in connection with notes with an aggregate face value of $600,000 and stated interest rate of 12%. The warrants are exercisable for five years subsequent to date of grant. 300,000 of these warrants can be called at $0.50 per share by the Company after a period of thirty months. If the warrants are called, the holder shall be given thirty days to exercise the warrants or permit them to expire. The exercise price of the 600,000 warrants was reduced to $.40 per share in February 1996.


NOTE 12 - COMMON STOCK OPTIONS

Stock option activity during 1999, 1998, and 1997 was as follows:

                                                             Exercise
                                             Options           Price

   Outstanding September 30, 1996        3,305,000      $0.40 - $1.03

     Granted                               595,000        1.06 - 1.47
     Forfeited                            (200,000)              0.85
     Exercised                            (220,000)       0.50 - 0.85
   Outstanding September 30, 1997        3,480,000      $0.40 - $1.47

     Granted                              365,000         0.91 - 1.50
     Forfeited                                -0-                -0-
     Exercised                             (44,000)       0.50 - 1.15
   Outstanding September 30, 1998        3,801,000      $0.40 - $1.50

     Granted                               645,000        1.00 - 2.00
     Forfeited                            (223,000)      0.91 - 1.47
     Exercised                            (905,000)       0.50 - 0.85
   Outstanding September 30, 1999        3,318,000      $0.40 - $2.00



During fiscal 1999, the Company's Board of Directors granted an aggregate of 645,000 shares of options to several officers and key employees to purchase common stock ranging from $1.00 to $2.00 per share.

During fiscal 1998, the Company's Board of Directors granted each of its outside directors 33,333 shares of options exercisable at $0.91 per share. In addition, the Company also granted an aggregate of 332,000 shares of options to several officers and key employees to purchase common stock ranging from $1.03 to $1.50 per share.

During fiscal 1997, the Company's Board of Directors granted each of its outside directors 125,000 shares of options exercisable ranging from $1.15 to $1.47 per share. In addition, the Company also granted an aggregate of 220,000 options to several officers and key employees to purchase common stock ranging from $1.06 to $1.47 per share.

All officer and key employee options are granted under the Company's incentive stock option plan, with the exception of 350,000 shares of options granted to three officers, vesting over a period of 3-5 years, which were not granted under the plan. Options granted to outside directors are not included in the incentive stock option plan. The exercise price of both the incentive stock options and directors' options shall be 100% of the fair market value on the date the option is granted. Options granted to outside directors are normally vested immediately. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest.

On May 13, 1992, the Company's Board of Directors authorized adoption of an Incentive Stock Option Plan (Plan), which was ratified by the shareholders at the Annual Meeting, held July 10, 1992. The Plan provided for the issuance of up to 325,000 stock options, each to purchase one share of the common stock for $0.85 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like. On November 18, 1996, the Company's Board of Directors authorized an increase in the Plan to 3,375,000 options. This Plan amendment was ratified by the shareholders at the Annual Meeting held in February of 1997. Grants are made at not less than fair market value and, therefore, no compensation cost has been recognized.

The following table summarizes information about stock options outstanding at September 30, 1999:



                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE

                                  Weighted
                                   Average   Weighted                  Weighted
                     Number       Remaining   Average     Number        Average
   Range of       Outstanding at Contractual Exercise Exercisable at   Exercise
Exercise Prices  Sept. 30, 1999     Life       Price  Sept. 30, 1999     Price
$0.40 - $0.50     1,546,000         4.5      $0.45    1,496,000        $0.45
$0.84 - $1.12     1,242,000         5.3      $1.00      668,000        $1.00
$1.21 - $1.50       430,000         6.3      $1.44      213,000        $1.46
$2.00               100,000         9.6      $2.00         -0-          -0-


                  3,318,000         5.2      $0.83    2,377,000        $0.69


The weighted average fair value of the options granted under the plan in effect at September 30, 1999, during the fiscal years ended September 30, 1999, 1998 and 1997 were $0.72, $0.99, and $0.80, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal 1999, the risk-free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 88.4% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1998, the risk-free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 156.9%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1997, the risk free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 81.9% and the expected dividend yield was 0%, all calculated on a weighted average basis.

On a pro forma basis under the provision of FAS 123, net income and net income per share would have decreased by $207,000 and $0.01 for the year ended September 30, 1999, respectively; net income and net income per share would have decreased by $125,000 and $0.01 for the year ended September 30, 1998, respectively; and net income and net income per share would have decreased by $390,000 and $0.03 for the year ended September 30, 1997, respectively.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Terminal Equipment Leases

The Company leases terminals to customers under agreements that are classified as sales. Sales-type lease terms are for two to three years. A total lease receivable net of unearned income of $86,000 and $180,000 was outstanding at September 30, 1999 and 1998, respectively. $48,000 and $116,000 have been reserved for against lease cancellations at September 30, 1999 and 1998, respectively. The interest income recognized on the leases was $11,000, $42,000 and $60,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

The Company charged $14,000, $24,000 and $22,000 to expense for leases that became uncollectible for the years ended September 30, 1999, 1998, and 1997, respectively.

The Company's future payment stream on in-house leases is as follows:


            Fiscal Year                  Payments
            2000                         $105,000
            2001                           24,000
            2002                            6,000
                                         $135,000


Lease Commitments

The Company leases real property under agreements which expire at various times over the next two years. The Company's future minimum rental payments for capital and operating leases at September 30, 1999 are as follows:



   Fiscal Year                 Capital Leases     Operating Leases

   2000                          $65,000           $110,000
   2001                           58,000              8,000
   2002                           49,000                -0-
   2003                           18,000                -0-
   2004                            1,000                -0-

   Total minimum
     lease payments              191,000            $118,000



   Less: imputed interest         37,000
   Present value of net
      minimum lease payment     $154,000


Rent expense for the years ended September 30, 1999, 1998, and 1997 totaled $60,000, $37,000, and $34,000, respectively.

NOTE 14 - LITIGATION

The Company is currently involved in lawsuits against 29 merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. The amounts of losses claimed aggregate to more than $821,000. One out-of-state merchant has brought suit against the Company for breach of contract which the Company believes is without merit and is currently being defended against. Management believes that the probability of sustaining material loss related to this matter is remote.


NOTE 15 - SEGMENT INFORMATION

The Company has adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 established revised standards for public companies related to the reporting of financial and descriptive information about their operating segments in financial statements.

Certain information is disclosed, per FAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.

The Company currently operates in three business segments: Bankcard and Transaction Processing, Terminal Sales and Leasing, and Check Related Products, all of which are located in the United States.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth.




                                                         September 30

Business Segments                              1999         1998          1997

Revenues:
  Bankcard and Transaction Processing    $21,089,000 $18,925,000  $16,099,000
  Terminal Sales and Leasing               2,431,000   2,076,000    2,442,000
  Check Related Products                     308,000      62,000       82,000
                                         $23,828,000 $21,063,000  $18,623,000

Operating Income:
  Bankcard and Transaction Processing     $1,499,000  $1,456,000     $525,000
  Terminal Sales and Leasing                 132,000    (269,000)      14,000
  Check Related Products                    (439,000)     24,000      (19,000)
                                          $1,192,000  $1,211,000     $520,000

Depreciation and Amortization:
  Bankcard and Transaction Processing       $302,000    $230,000     $173,000
  Terminal Sales and Leasing                  88,000     181,000      118,000
  Check Related Products                      98,000        -0-          -0-
                                            $488,000    $411,000     $291,000

Capital Expenditures:
  Bankcard and Transaction Processing       $496,000    $216,000     $315,000
  Terminal Sales and Leasing                  16,000      49,000       30,000
  Check Related Products                     135,000        -0-          -0-
                                            $647,000    $265,000     $345,000

Total Assets:
  Bankcard and Transaction Processing    $ 9,300,000  $6,093,000   $4,044,000
  Terminal Sales and Leasing               1,381,000   1,928,000    2,034,000
  Check Related Products                   2,251,000       4,000        6,000
                                         $12,932,000  $8,025,000   $6,084,000




NOTE 16 - SUBSEQUENT EVENT

In November 1999, the Company completed a $1 million post-petition secured financing arrangement with Tropical Beaches, Inc. dba New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. According to the terms of the loan agreement, New Strategies will begin repayment in December 1999, and will retire the loan in full on or before February 2000 together with interest at the rate of eighteen percent (18%) per annum. The loan is secured by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. As part of the consideration for the loan, the Company also was granted a first right of refusal to purchase New Strategies and is working with the company, its professionals and representatives of the Official Unsecured Creditors' Committee on formulating a plan of reorganization.




          ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES

                             SCHEDULE II TO FORM 10K

            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                    REDUCTION IN
                                                     RESERVE AND
                          BALANCE  AT  CHARGED TO     ACCOUNTS    BALANCE  AT
DESCRIPTION                 9/30/97      EXPENSE     RECEIVABLE     9/30/98


Allowance for
 trade receivables/
 chargeback
 receivables            $1,025,000  $ 963,000      $ 159,000    $1,829,000

Allowance for
 notes receivable       $  148,000  $    -0-       $  -0-       $  148,000


Allowance for
 obsolete inventories   $   70,000  $ 142,000      $  10,000    $  202,000

Allowance for
  deferred tax asset    $2,248,000  $     -0-      $ 535,000    $1,713,000


SCHEDULE II TO FORM 10K CONTINUED:


                                            REDUCTION IN
                                            RESERVE AND
                              CHARGED TO      ACCOUNTS       BALANCE AT
DESCRIPTION                     EXPENSE      RECEIVABLE        9/30/99


Allowance for
 trade receivables/
 chargeback receivables    $ 443,000      $1,271,000      $1,001,000

Allowance for
 notes receivable          $    -0-       $    -0-        $  148,000


Allowance for
 obsolete inventories      $    -0-       $    -0-        $  202,000

Allowance for
  deferred tax asset       $    -0-       $1,713,000      $      -0-





                                                                  EXHIBIT 10.38


                              PRODUCT AND SOFTWARE
                        DEVELOPMENT AND LICENSE AGREEMENT

THIS PRODUCT AND SOFTWARE DEVELOPMENT AGREEMENT ("Agreement") is made effective April 1, 1999 by and between innoVentry, LLC ("Licensee"), a Delaware limited liability corporation with principal offices located at 534 Fourth Street, San Francisco, California 94107, and Electronic Clearing House, Inc. ("Licensor"), a Nevada corporation with principal offices located at 28001 Dorothy Drive, Agoura Hills, California 91301.

                                    RECITALS

WHEREAS, Licensor, together with its wholly-owned subsidiaries, is engaged in the business of providing financial transaction processing services to Settlement Processor Banks, development of software and manufacture of point-of-sale equipment to support financial transaction processing; and WHEREAS, Licensee is engaged in the business of developing, marketing, and supporting automated credit and cash delivery devices to various industries, such as the Gaming Industry; and WHEREAS, Licensee desires to engage the services of Licensor to develop software programs, provide point-of-sale equipment to support Licensee's business, and to provide custom financial transaction processing through one of Licensor's Settlement Processor Banks;
WHEREAS, Licensee desires to obtain a license from Licensor for the use of software programs developed by Licensor for use in conjunction with financial transaction processing through one of Licensor's Settlement Processor Banks; WHEREAS, Licensor is willing to develop the software programs, provide point-of-sale equipment, and grant a license to Licensee for use of the software programs for use only through Licensor's Settlement Processor Bank; NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                            ARTICLE 1 -  DEFINITIONS

The definitions appearing in this Agreement or any subsequent modification or addendum to this Agreement shall be applicable to both singular and plural forms of the defining terms:

1.1 "Atreva Units" means terminals utilizing Equipment for use in Scrip Credit Transactions and Scrip POS Debit Transactions.

1.2 "Cage System" means POS Equipment and/or personal computers incorporating Licensor's EB920 terminals or Licensor's personal computer-based software, EB920 PS/2 keyboard converter and keyboard Sharing Device, PS/2 keyboard, RP120 printer, AC adapter and miscellaneous cables, and operated by Licensor's Processing System.

1.3     "Card" means an unexpired Credit Card or Debit Card.

1.4     "Cardholder" means the individual whose name is embossed on a Card.

1.5 "Cash Advance Volume" means the sum of all cash advances plus all customer fees for cash advances which are obtained by a customer by a Scrip Credit Transaction.
1.6 "Casino Server" means a component of Licensor's transaction processing system that has been developed to custom-process credit and debit card transactions originating at Licensor's Kiosk System, Licensor's Cage Systems, and Licensee's Atreva Units in support of cash advances obtained through use of a Credit Card or Debit Card.

1.7 "Credit Card" means a device that permits a credit-granting transaction.

1.8 "Debit Card" means a device that permits a financial transaction permitting withdrawal from a checking, savings or equivalent bank account.

1.9 "Discover and JCB Settlement Processing" means submission of batch settlement files to Discover, JCB, or a suitable agent of each.

1.10 "Equipment" means the equipment set forth in Schedule C or otherwise approved by Licensor in writing.

1.11 "Gaming Industry" means racetracks, gambling, and paramutual betting establishments, wherever located, both within and outside the United States.

1.12    "Kiosk System" means a an Atreva Unit.

1.13    "MasterCard" means MasterCard International.

1.14 "Merchant Bank" means First Regional Bank, or other bank approved by Licensor in its sole discretion.

1.15 "Merchant Bank Card Agreement" means a Credit and/or Debit Card processing agreement with a Merchant Bank.

1.16 "PIN" means Personal Identification Number that must be typed into a PIN pad by the Cardholder or Authorized User at the time a Debit Card can be used for a financial transactions.

1.17    "POS" means point-of-sale.

1.18 "Processing System" means the Licensor's Existing System as modified by the Modifications and all of Licensor's software and interfaces between software components that are described in Schedule A and that are involved in custom financial transaction processing of Scrip Gaming Transactions including, but not limited to, Casino Server software, settlement software, billing software, reporting software, and system management software.

1.19 "Scrip" Credit Transaction" means a Credit Card transaction that results in scrip being issued and then exchanged for cash in order to effect a cash advance.

1.20 "Scrip Gaming Transactions" means all Scrip Credit Transaction and Script POS Debit Transactions with in the Gaming Industry.

1.21 "Scrip POS Debit Settlement Processing" means submission of ISO 8583 financial transaction and reversal messages to Licensee's Mosaic system.

1.22 "Scrip POS Debit Transaction" means a Debit Card transaction that results in scrip being issued and then exchanged for cash in order to effect a cash advance.

1.23 "Settlement Processing" means Visa/MasterCard Settlement Processing, Discover and JCB Settlement Processing, and Scrip POS Debit Settlement Processing.

1.24 "Terminal Processing System" means that portion of the Processing System that is resident within a Kiosk System or Cage System.

1.25 "Transaction Costs" means the Direct Costs set forth in the Daily Settlement Worksheet at Schedule I.

1.26 "Visa/MasterCard Settlement Processing" means submission of batch settlement files to Visa/MasterCard or a suitable agent, receipt of settlement funds from Visa/MasterCard or a suitable agent into an interim settlement account, then disbursement of these funds, less agreed upon costs and fees, into Licensee's designated accounts.

1.27    "Visa" means Visa U.S.A.

1.28 "Debit Gateway and Security System" means the electronic switch, and all connectivity between the Processing System and the switch, that is involved in the transport and receipt of Scrip POS Debit Settlement Processing Transactions from the Processing System, the decryption and, if necessary, re-encryption of the PINs involved in Scrip POS Debit Transactions originating at the Kiosk Systems, and the submission of Scrip POS Debit Settlement Processing transactions into the debit networks.

1.29 "PIN Pad" means the data entry device that is part of the Kiosk Systems and designed, according industry standards, to accept PINs from Cardholders, and to encrypt these PINs in a manner that is consistent with the decryption technology used in the Debit Gateway and Security System.

1.30 "Encryption Key" means the numeric value that is used with a PIN Pad in conjunction with the PIN Pad's implementation of the federal government's data encryption standard (DES) to encrypt a PIN.


                         ARTICLE 2  - DUTIES OF LICENSOR

2.1     SOFTWARE DEVELOPMENT & LICENSE

2.1.1   The Software System.     This Agreement and the licenses granted
herein apply to a certain financial transaction processing software system which will be custom-developed by Licensor for Licensee based upon an existing system (the "Existing System") which is owned by Licensor and has been demonstrated to Licensee and which performs certain Credit Card transaction processing functions. The Existing System will be modified by the modifications which are described in Schedule "A", attached hereto and incorporated herein by this reference, (the "Modifications"), and shall, as modified, be known as the "Processing System". All Modifications, changes, enhancements, conversions, upgrades, or additions made to the Existing System, or the Processing System, whether made by Licensor, Licensee, or a third party, shall be the property of Licensor, shall be considered a part of the Processing System, and Licensee shall be granted a license by Licensor in accordance with Section 2.1.2. Licensee acknowledges and understands that the License for Processing System does not include source code for the Existing System portion of the Processing System and Licensee agrees that Licensee may not possess or use this source code, even if such source code inadvertently comes into its possession or knowledge, unless use of the Existing System portion of the Processing System source code is expressly permitted by Licensor in a written document signed by Licensor's chief executive officer or president.
2.1.2   Development and License.     Subject to all of the terms and
conditions hereof, Licensor hereby agrees to develop the Processing System for Licensee by performing the Modifications to the Existing System set forth in Schedule A, and does hereby agree to grant to Licensee an exclusive (even as to Licensor) and nontransferable (except as provided in Section 9.9) license (the "License") to use the Processing System, only in connection with Scrip Gaming Transactions, terminable as specified herein, which License Licensee hereby accepts. The License shall also include any enhancements to the Processing System created and provided by Licensor pursuant to any other agreement between Licensor and Licensee. Licensor agrees to provide Licensee with a copy of all elements of the Modifications portion of the Processing System software (in object code) as well as any updates, upgrades or new versions thereto as they are developed pursuant to and subject to the terms of the Software Escrow Agreement set forth in Schedule L. Licensee agrees that it will not use such software except in connection with Licensee's use of the Processing System only, other than those components, codes, or programs actually resident within a Kiosk System or Cage System, until termination or expiration of this Agreement. After release of the Modifications portion of the Processing System Software, pursuant to and subject to the terms of the Software Escrow Agreement, Licensee shall have the right to use such software in connection with Scrip Gaming Transactions.

2.1.3   Application and Use.     The Processing System shall be used only for
Licensee's own business use. Licensee shall not use the Processing System in the operation of a service bureau or in any other manner which would permit or allow the use of the Processing System, or any portion thereof, in connection with transactions in which Licensee is not involved. Licensee shall under no circumstances assign or sublicense the License to any other person and any purported attempt to do so shall be deemed to be a material breach of this Agreement.
2.1.4   Software Ownership.     Licensor represents that it is and will be the
owner of the Existing System and the Processing System and that it has the right to modify the Existing System, to develop the Processing System, and to grant the License for use of the Processing System.

2.1.5   Cooperation.     Both Licensor and Licensee acknowledge and agree that
successful development and implementation of the Processing System, so as to become operational for use in Equipment, shall require their full and mutual good faith cooperation, including, without limitation, the fulfillment by Licensee of the obligations set forth in Section 3.2 below.

2.1.6 Training, Testing and Installation Support. In addition to the development and licensing of the Processing System, as provided herein, Licensor will provide, with the assistance, cooperation and support of Licensee, the training, testing and installation support reasonably necessary to install the Processing System and equipment approved by Licensor for use with the Processing System, into Kiosk Systems and Cage Systems. Licensee and Licensor recognize that training and installation must of necessity be a mutual and joint effort of Licensee and Licensor and that such training, testing and installation will require the support and cooperation of the management of Licensee.

2.1.7 Acceptance. The Processing System shall be deemed to have been accepted by Licensee upon the first to occur of the following (the "Acceptance date"): (a) the first operational or business use of the Processing System and related hardware, as installed in any piece of Equipment; or (b) upon the completion of a formal acceptance test which formal acceptance test shall be conducted on the following terms: (i) Licensor shall notify Licensee in writing (but no sooner than two months after the Processing System has been made available to Licensee' operational personnel for training) that the Processing System is ready for acceptance; (ii) upon receipt of such notice Licensee shall test the Processing System in a manner it deems appropriate for a period not to exceed four (4) calendar weeks; (iii) upon the expiration of such four (4) week period Licensee shall either certify to Licensor that the Processing System is accepted or deliver to Licensor a written description of any specific claimed defects in the Processing System, which defects shall be limited to the failure of the Processing System to conform to the specifications contained in Schedules "A" and "B" hereto; (iv) upon the receipt of such written description Licensor shall determine whether any of such claimed defects are bona fide defects, and if so shall proceed immediately to remedy the same, whereupon the formal acceptance test procedure may again be run. Certification by Licensee that the Processing System is accepted, or in the absence of such certification, the failure of Licensee to provide Licensor within four (4) weeks with a written description of bona fide defects, shall constitute completion of the formal test.

2.1.8 Warranty. Licensor warrants that the Processing System will conform to the specifications and modifications listed in Schedule "A", provided that, and only to the extent that, Licensee notifies Licensor in writing during the term of this Agreement of any non-conformity of the Processing System with such specifications. In the event that the Processing System is found to be defective in such respect, and that notice with respect to such defect has been given as provided above, Licensor's sole obligation under this warranty is to remedy such defect within a reasonable time. THE WARRANTY STATED ABOVE IS A LIMITED WARRANTY AND IT IS THE ONLY WARRANTY MADE BY LICENSOR. LICENSOR DOES NOT MAKE, AND LICENSEE HEREBY EXPRESSLY WAIVES, ALL OTHER WARRANTIES EXPRESS OR IMPLIED. THERE ARE EXPRESSLY EXCLUDED ALL WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE. THE STATED EXPRESS WARRANTY IS IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF LICENSOR FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH ANY WARRANTY CLAIMS REGARDING THE DEVELOPMENT, DELIVERY, USE OR PERFORMANCE OF THE PROCESSING SYSTEM. EXCEPT FOR LIABILITY UNDER SECTION 2.1.9 AND ARTICLE 4, NEITHER PARTY SHALL HAVE LIABILITY WITH RESPECT TO ITS OBLIGATIONS UNDER THIS AGREEMENT OR OTHERWISE FOR CONSEQUENTIAL, EXEMPLARY, INCIDENTAL OR PUNITIVE DAMAGES EVEN IF IT HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. The express warranty contained herein, but not the exclusions and waivers of warranties contained herein, shall terminate and become null and void if any modifications are made by Licensee to the Processing System without first obtaining the express written consent of Licensor.

2.1.9 Indemnity. Licensor will at its own expense defend any action brought against Licensee and hold Licensee harmless to the extent that such action is based on a claim that the Existing System portion of the Processing System used within the scope of the License granted under this Agreement infringes any patents, copyrights, licenses or trade secrets; provided that Licensor is immediately notified in writing of any such claim; and provided further that Licensor shall have the right to control such defense. In no event shall Licensee settle any such claim, lawsuit or proceeding without Licensor's prior written approval. If, as a result of any such claim, litigation or threat thereof, Licensor or Licensee is permanently enjoined from using the Existing System portion of the Processing System by a final, non-appealable decree, Licensor at its sole option and expense may procure for Licensee the right to continue to use the Existing System portion of the Processing System, or at its sole option and expense, may replace or modify the Existing System portion of the Processing System (provided it continues to meet its specifications) so as to settle such claim, litigation or the threat thereof. If such settlement or such modification of the Existing System portion of the Processing System is not reasonably possible in the reasonable opinion of Licensor, after giving due consideration to all factors including financial expense, Licensor may discontinue and terminate the License upon written notice to Licensee, and shall refund all amounts received by Licensor herein to Licensee. The foregoing states the entire liability of Licensor with respect to infringement of any copyrights, patents or trade secrets by the Existing System portion of the Processing System or any part thereof, and Licensee hereby expressly waives any other such liabilities.

2.2         EQUIPMENT & INSTALLATION
2.2.1 Equipment and Prices. Licensor agrees to sell and Licensee agrees to purchase the Equipment, solely for its own commercial use, and not for resale, attached hereto and incorporated by this reference. Licensor agrees that Licensee shall be the beneficiary of any manufacturer's warranties that cover any such Equipment.

2.2.2 Payment for Equipment. Licensee agrees to pay Licensor for the Equipment, upon receipt of Licensor's invoice for such Equipment and upon payment terms as are set forth in Schedule C, attached hereto and incorporated by this reference. Licensor will deliver the Equipment upon receipt of full payment for the Equipment and the Development Deposit.

2.2.3 Licensee Equipment Depreciation. Licensee shall be entitled to depreciate the equipment identified in the Fixed Cost section of the Daily Settlement Worksheet, set forth in Schedule I, over a period of no less than sixty (60) months.

2.2.4 Warranty. EXCEPT AS OTHERWISE EXPRESSLY AGREED IN WRITING, LICENSOR DISCLAIMS ALL WARRANTIES WITH RESPECT TO THE EQUIPMENT, INCLUDING THE IMPLIED WARRANTY OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. DAMAGES HEREUNDER SHALL BE LIMITED TO THE FAIR MARKET VALUE OF EQUIPMENT ACTUALLY PURCHASED. FOR THE PURPOSES OF THIS SECTION 2.2, LICENSOR SHALL NOT BE LIABLE, UNDER ANY LEGAL OR EQUITABLE THEORY, FOR SPECIAL, INCIDENTAL, CONSEQUENTIAL OR PUNITIVE DAMAGES, INCLUDING, BUT NOT LIMITED TO, LOSS OF PROFITS, REVENUE OR SAVINGS, EVEN IF ANY PARTY GIVES OR RECEIVES NOTICE OF THE POSSIBILITY OF SUCH DAMAGES.

2.2.5 Software Download. Licensor agrees to program, via remote, electronic download, operational parameters into the Equipment needed for operation of the Terminal Processing System in each Kiosk System and Cage System. This program will be completed and provided to Licensee for its own testing by September 30, 1999.

2.2.6 Equipment Assembly. Assembly and testing of the Equipment in a Kiosk, complete and ready for shipment, will be performed as set forth in Schedule "D" ("Assembly Costs"), attached hereto and incorporated herein by this reference.

2.3     CUSTOMER SERVICE, FIELD SERVICE, AND MANAGEMENT REPORTS

2.3.1 Customer Service. During the term of this Agreement, Licensor will provide Customer Service. The type, level, and cost of customer service will be as set forth in Schedule E, attached hereto and incorporated herein by this reference.

2.3.2 Field Service. The type and cost of field service will be as set forth in Schedule F, attached hereto and incorporated herein by this reference.

2.3.3 Management Reports. During the term of this Agreement, Licensor will provide Licensee with management reports that detail transaction activity. The type, content and manner of delivery of the Reports will be as set forth in Schedule G, attached hereto and incorporated herein.


2.3.4 Resolution of Problems. Licensor agrees to use its continuous best efforts to resolve any problems with the Processing System, including, but not limited to outages, errors, slow processing times and capacity difficulties. Licensor will begin work to resolve any of these problems within 2 hours of detecting such problem and will use best efforts to resolve the problem and restore full availability within 24 hours. Licensee has the right to decide whether or not it will conduct its own approval of fixes prior to implementation. However, Licensee agrees that any damages, losses or costs caused by, or incurred as a result of, Licensee's failure to approve fixes within two (2) hours after Licensee is notified that any fix is available for implementation, shall be borne solely and entirely by Licensee.

2.4             ENHANCEMENTS.

2.4.1 Licensor agrees that it will continually consider ways to improve and enhance the Processing System and will implement such enhancements, with the consent of Licensee, at no additional charge or cost to Licensee. In the event Licensor or Licensee desires to implement an enhancement which, in the sole discretion of Licensor, requires Licensor to incur significant additional engineering expenses, Licensor and Licensee agree that such enhancements will not be undertaken or implemented by Licensor unless and until Licensor and Licensee enter into a mutually agreeable enhancement agreement which sets forth all the appropriate commercially reasonable terms for the development, implementation and compensation to Licensor for such enhancements.

2.5             SETTLEMENT PROCESSING.

Subject to Licensee's timely performance of its Settlement Processing obligations, Licensor agrees to perform the Settlement Processing for all Scrip Gaming Transactions originating through a Kiosk System, Cage System, Licensor's call center, and Licensee's "express" or "all-in-one" ATMs. Licensor warrants and it will perform its daily settlement and chargeback processing activities in compliance with the appropriate Visa and MasterCard regulations and guidelines.

Licensor and Licensee agree to accept and use the revenue and cost items, as defined in the Daily Settlement Worksheet attached hereto as Schedule I, to calculate the daily settlement activity. Both Licensor and Licensee agree such settlement will include a daily equipment amortization cost of Kiosk enclosures, Kiosk System and Cage System Equipment as set forth in the Direct Costs section of Schedule I.

2.6     SYSTEM AUTHORIZATION PERFORMANCE STANDARD AND AVAILABILITY.

2.6.1 PERFORMANCE STANDARD. Licensor agrees that Licensor's system availability to authorize all Scrip Credit Transactions to all system sites will meet or exceed ninety-nine percent (99%) availability each month, and ninety percent (90%) availability as set forth below, subject to the following exceptions and conditions:

(a) Visa/MasterCard Networks Excluded. Licensor's system connects to and relies on the Visa and MasterCard authorization networks. A failure of either the Visa or MasterCard national authorization networks will not constitute a failure of the Licensor's system and will not will be computed toward availability percentages.

(b) Public Networks Excluded. Licensor's system has multiple national communications networks, such as AT&T and MCI, the utilized access Licensor's data center operations. Any failure of such networks will not constitute failure of the Licensor's system and will not be computed toward authorization availability percentages.

(c) Scheduled Maintenance Excluded. Scheduled System maintenance shall not count towards system availability, provided such maintenance does not occur more than 3 hours per week.

(d) All System Sites. A failure of less than all system sites at one time shall not count towards system availability.

(e)     Force Majeure Excluded.   Force majeure events shall not count toward
system availability.

(f)     Right To Remedy.

(i) In the event Licensor fails to meet the ninety-nine percent (99%) availability standard in a given month the Licensor shall have one full calendar month to re-establish such performance standard. Licensee agrees that only after Licensor has failed to re-establish the ninety-nine percent (99%) availability requirement for the one full calendar month following the calendar month in which Licensor was notified by Licensee of Licensor's failure to meet the availability standard, will any remedies set forth herein be available to Licensee.

(ii) In the event Licensor fails to maintain the system availability for ninety percent (90%) of the time for any day, then, Licensor shall not receive any margin portion of Licensor's Distributable Fee for any such day. Licensor will provide audited Processing System availability reports to Licensee for each month by the 10th of the following month, including a calculation of overall percentage availability by day and for the month.

(iii) In the event that System availability for each month, for three consecutive months should fall below 99%, but is 95% or above, then, Licensor shall receive 80% of any margin portion of Licensor's Distributable Fee for that three month period. The deduction of Licensor's portion due to these System availability failures shall be considered a rebate of the License Fee and of the value of the Processing System as described in 3.1.1 and 3.1.2.

(iv) In the event that System availability for each month, for three consecutive months should fall below 95%, but is 91% or above, then, Licensor shall receive 60% of any margin portion of Licensor's Distributable Fee for that three month period. The deduction of Licensor's portion due to these System availability failures shall be considered a rebate of the License Fee and the value of the Processing System as described in 3.1.1 and 3.1.2.

2.6.2 Availability. Licensor agrees that Licensor's obligations hereunder shall not be changed, modified or terminated in the event Licensor is acquired by, or merged with, another business entity. Notwithstanding the forgoing, however, Licensor agrees that in the event Licensor is acquired by, or merges with, another business entity that is a direct competitor of Licensee, or is affiliated by common ownership and control with a direct competitor of Licensee, Licensor agrees that it will provide, at Licensor's sole cost and expense, those services and activities reasonably necessary to permit Licensee to operate the Processing System from another computer platform environment or with another entity selected by Licensee in its sole discretion, and Licensee shall have the right to terminate this Agreement.

2.6.3 Scheduled Maintenance and Down Times. Scheduled maintenance and down times shall never occur on Saturday, Sunday or holidays, and also shall never occur between 9:00AM PST or PDT and 2:00AM PST or PDT. When Licensee's Gaming Business expands to other geographies and time zones, appropriate "no maintenance or down time" periods will be established. Licensee will implement System maintenance requiring down times only with the prior consent of Licensor. Database, terminal, parser and other software changes will be implemented during mutually agreed to times.

                         ARTICLE 3  - DUTIES OF LICENSEE

3.1             DEVELOPMENT SERVICES AND LICENSE FEE

Licensee agrees to pay Licensor for (i) the agreed upon value of the Processing System and future services to be performed by Licensor, and (ii) a License fee for use of Licensor's Processing System.

3.1.1 Payment for Processing System and future services. Licensor and Licensee agree that the value of the Processing System plus future support and development services to be performed by Licensor ("Future Services") is Five Million Eight Thousand Dollars ($5,008,000.00). Subject to the terms of this Agreement Licensee agrees to pay Licensor, and Licensor agrees to accept, Two Hundred Fifty Thousand Dollars ($250,000.00) as partial compensation for such value on the condition that this Agreement remains in effect for five (5) full years. This partial compensation shall be paid to Licensor by Licensee by August 1, 1999. Licensee acknowledges that Licensor agrees to receive the balance of the compensation for the Processing System and future services from the License Fee on the assumption that this Agreement will remain in effect for five (5) full years.

3.1.2 License Fee. Licensee agrees to pay Licensor for the License granted in Sections 2.1.2 and 2.7.2. Payment to Licensor by Licensee (the "License Fee") shall be made from the Scrip Gaming Transaction fees as set forth in Schedule B, attached hereto and incorporated by this reference.
Licensor and Licensee agree that Licensor may deduct its License Fee daily from the funds handled in the settlement process performed by Licensor in connection with Scrip Gaming Transactions. Licensor and Licensee further agree that Schedule I is an example Daily Settlement Worksheet which accurately reflects the financial aspects of the Daily Settlement process and how Licensor's License Fee is calculated, on a daily basis, among other Daily Settlement calculations.

3.2             Licensee' Obligations.

3.2.1 Development Support. In addition to providing Licensor with full, good faith cooperation and such information as may be required by Licensor in order to develop the Processing System, Licensee shall:

(a) provide Licensor with reasonable information concerning Licensee's procedures, work flow, and transaction volumes as they relate to applications of the Processing System; provided, however, that the supplying of such information shall not be deemed to alter or supplement an any manner the Existing System or the description of modifications necessary to the Existing System in order to develop the Processing System, which modifications are specified in Schedule "A" hereto;

(b) make available to Licensor as reasonably determined by the parties, Licensee personnel and time at specified Merchant locations to test and install the Processing System and System Configuration, and to train Licensee personnel on use of the Processing System and related hardware;

(c) provide at least one employee of Licensee who shall have substantial computer systems and project management experience reasonably satisfactory to Licensor to act as coordinator of all Licensee activities in connection with the modification, preparation, installation or use of the Processing System and related hardware; and

(d) provide all reasonable information and access to key personnel needed to develop the Processing System, as previously agreed to in that certain Project Plan dated March 1, 1999 and attached hereto as Schedule J.

3.2.2 Post Development Obligations. After the Acceptance Date, Licensee agrees to perform, or cause to have performed, all of the following activities, events, acts, conduct or obligations set forth in (a) and (b) below:

(a) Exclusive Use of Processing System. Licensee agrees that it shall exclusively use Licensor's Processing System for the processing of all Scrip Gaming Transactions with any person or entity in the Gaming Industry.

(b) Exclusive Use of Merchant Bank. Licensee agrees that it shall exclusively use First Regional Bank, or other bank approved by Licensor in Licensor's sole discretion, for the processing of all Visa or MasterCard Scrip Credit Transactions handled by the Processing System.

(c) Settlement Processing Activities. Licensee agrees to participate in the daily settlement process by performing those activities set forth in Schedule I.

3.2.3 Licensor's Employees. Licensee recognizes that the employees of Licensor, and such employees' loyalty and service to Licensor, constitute a valuable asset of Licensor. Accordingly, Licensee hereby agrees not to make any offer of employment to, nor enter into a consulting relationship with, any person who was employed by Licensor within two (2) years of such person's employment by Licensor.

3.2.4 Debit Gateway and Security System. Licensee acknowledges that Licensee is solely responsible for the operation, operational effectiveness, security, and integrity of the Debit Gateway and Security System. This responsibility includes the following:

(a) Responsibility for PIN and Selection. Licensor agrees to install DUKPT as the PIN encryption method used in the PIN Pad for the Encryption Key management technique that is used for selecting and changing the Encryption Key within the PIN Pad. Licensor agrees to install the PIN encryption method in appropriate equipment prior to delivery of that equipment to Licensee. For the purposes of this section, the term "DUKPT" means [ Derived Unique Key Per Transaction - a key management method supported by the card issuing organizations (e.g. VISA) and the PIN pad equipment providing organizations (e.g. Verifone]. In connection with its installation of the DUKPT PIN encryption method, Licensor agrees that such installation shall comply with Sections 3.1, 3.2, and 3.3 of the ANSI X9/TG3 1997 and that such compliance shall be implemented consistent with industry standards and practices.

(b) Responsibility for Costs. Licensee will be solely responsible for the costs involved in maintaining Encryption Key synchronization between the Kiosk Systems and the Debit Gateway and Security Systems, including, but not limited to, any costs of installing PIN Pad with appropriate Encryption Keys after the PIN Pads have left Licensor's premises.

(c) Indemnification. Licensee shall indemnify Licensor against any and all claims regarding the security, or lack thereof, of PINs used in the origination, transport and processing of Scrip POS Debit Transactions after installation by Licensor. Licensor shall indemnify Licensee against any and all claims regarding the security, or lack thereof, of PINS used in the origination, transport and processing of Scrip POS Debit Transactions before installation by Licensor.

3.2.5 Licensor First Right of Refusal to Process Scripless Credit Transactions. For the purposes of this section, the term "Scripless Credit Transactions" means a Credit Card transaction that is a non-face-to-face, non-PINNED transaction and allows a credit card customer to obtain a cash advance without the need for the issuance of Scrip in exchange for cash. Licensee agrees that in the event Scripless Credit Transactions are permitted in connection with cash advances in the Gaming Industry, then, Licensor shall have the First Right of Refusal to process all Scripless Credit Transactions for which Licensee has been given written authorization to provide for any entity in the Gaming Industry. The terms and conditions of any such First Right of Refusal shall be equal to the terms and conditions for processing Scripless Credit Transactions given by the Licensee to any other person or entity but in no event shall the compensation to Licensor be less than the best offer from any other person entity plus 5%. Licensee agrees that Licensor's ability to exercise this First Right of Refusal shall not expire or terminate for a period of 30 calendar days following delivery to Licensor by Licensee of a contract that has been offered to or negotiated by Licensee for processing Scripless Credit Transactions in the Gaming Industry by any other person or entity.

3.2.6 Other Products and Services. The parties agree to explore in good faith the terms for the development and license of (a) a bill pay solution,
(b) back-office for payday lending solution, and (c) money order solution.


                 ARTICLE 4  - CONFIDENTIALITY AND TRADE SECRETS

4.1 Confidentiality. The Processing System, including the Existing Systems and any modifications, changes, enhancements, conversions, upgrades or additions made to the Processing System, whether made by Licensor, Licensee, or a third party, is and shall be the sole and exclusive property of Licensor, including all applicable rights to patents, copyrights, trademarks and trade secrets inherent therein and appurtenant thereto. Licensee shall not reverse engineer Licensor's Processing System, or utilize any of Licensor's confidential or proprietary information or any components of the Processing System itself to develop a software system with materially equivalent functionality during the term of this Agreement. Licensee shall not sell, transfer, publish, disclose, display or otherwise make available to others any source code, object code, documentation or other material relating to the Processing System. Licensee shall use its best efforts to assist Licensor in identifying and preventing any use or disclosure of the source code or object code of the Processing System or of any portion Processing System, or any of the algorithms or logic contained therein. Without limitation of the foregoing, Licensee shall advise Licensor immediately in the event that Licensee learns of or has reason to believe that any person who has had access to the Processing System, or any portion thereof, has violated or intends to violate the terms of this Agreement; and Licensee will, cooperate with Licensor in seeking injunctive or other equitable relief in the name of Licensee or Licensor against any such person.

4.2 Licensee Obligations. Licensee acknowledges that the Processing System contains proprietary trade secrets of Licensor and hereby agrees to maintain the confidentiality of the Processing System in a manner using at least as great a degree of care as the manner used to maintain the confidentiality of Licensee's own most confidential information. Licensee acknowledges that the disclosure of any aspect of the Processing System, of any of the confidential information referred to herein or any information which, at law or equity, ought to remain confidential, will give rise to irreparable injury to Licensor inadequately compensable in damages. Accordingly, Licensor may seek or obtain injunctive relief against the breach or threatened breach to any of the foregoing undertakings, in addition to any other legal remedies which may be available, and Licensee hereby consents to the obtaining of such injunctive relief.

Notwithstanding the foregoing, and subject to the terms of this Agreement, nothing in this Article 4 shall prevent Licensee from using the Processing System software upon and after termination of this Agreement, using consultants or contractors or other parties to assist Licensee with such use, and using consultants or contractors to assist Licensee in the event the Processing System software source code is released to Licensee. Licensee agrees to enter into non-disclosure agreements with such consultants, contractors or other parties and to enforce such agreements.

4.3 Licensor Obligations. Licensor acknowledges that in the course of developing the Processing System it will necessarily be supplied with confidential or proprietary information of Licensee concerning its business affairs, property, methods of operation, processing systems or other information. Licensor hereby agrees to maintain the confidentiality of such information which is clearly marked or labeled as confidential and to treat such information with the same degree of care and security as Licensor treats its own most confidential information. Licensor shall use its best efforts to assist Licensee in identifying and preventing any use or disclosure of Licensee's confidential information. Without limitation of the foregoing, Licensor shall advise Licensee immediately in the event that Licensor learns of has reason to believe that any person who has had access to the Licensee's confidential information, has violated or intends to violate the terms of this Agreement; and Licensor will, cooperate with Licensee in seeking injunctive or other equitable relief in the name of Licensee or Licensor against any such person. Licensor acknowledges that the disclosure of Licensee's confidential information, will give rise to irreparable injury to Licensee inadequately compensable in damages. Accordingly, Licensee may seek or obtain injunctive relief against the breach or threatened breach to any of the foregoing undertakings, in addition to any other legal remedies which may be available, and Licensor hereby consents tot he obtaining of such injunctive relief. All of the undertakings and obligations relating to confidentiality and non-disclosure, whether contained in this section or elsewhere in this Agreement, and whether of Licensor or of Licensee, shall survive the termination of this Agreement for whichever reason.

4.4 Non-disclosure. Licensee agrees that it will not disclose or make available directly or indirectly, all or any portion of (i) Licensor trade secrets, or (ii) the Processing System program and/or the supporting documentation to any person other than a permanent employee, consultant or contractor of Licensee who is involved in the use of the system and who is obligated by written agreement to maintain the confidentiality of that information.

4.5 Other Proprietary Information. Licensee agrees that Licensor shall retain all right, title and interest in, to and under the assumptions, formats, techniques, concepts, ideas, software systems and routines, formats, programs and other know how and proprietary information underlying or used by Licensor in developing the Existing System and the Processing System developed pursuant to this Agreement.

                          ARTICLE 5  - TERM/TERMINATION

5.1Term and Termination. This Agreement and the license granted hereunder shall remain in force until Licensee discontinues the use of the Processing System or until either party terminates this Agreement as follows:

5.1.1 Term. The initial term of this Agreement shall be five years beginning on the effective date set forth in the preamble of this Agreement. Thereafter, on the fourth anniversary of the effective date, the term of this Agreement shall automatically renew for a new three year term ("Renewal Term"), unless Licensee terminates this Agreement by giving written notice to the Licensor no earlier than 30 days prior to the fourth anniversary of the effective date of this Agreement, and no later than the fourth anniversary of such effective date.

5.1.2 Termination by Licensee. Licensee shall have the right to terminate this agreement, for any reason, or no reason at all, within six (6) months after delivery of written notice to Licensor given no sooner than 30 days prior to the second anniversary of the effective date of this Agreement, and no later than the second anniversary of such effective date.

5.1.3 Termination for Event of Default. Either party shall have the right to terminate this Agreement six (6) months after delivery of written notice to the other party upon the occurrence of an Event of Default. For the purposes of this subsection, an Event of Default means: (i) violation or breach by the other party, its officers or employees of any provision of this Agreement, including, but not limited to, confidentiality and payment, but excluding section 2.2.5, and that has occurred not more than ninety (90) days prior to delivery of the written termination notice; (ii) the termination of the business of the other party; (iii) the revocation of any license issued by any state or federal regulatory agency, the issuance of which is necessary for the conduct of the business of the other party; (iv) voluntary or involuntary filing of a bankruptcy petition or similar proceeding under state law with respect to the other party; (v) the other party's insolvency or the making any assignment for the benefit of creditors by the other party. Licensor agrees however, that Licensor's exclusive remedies for Licensee's breach of any of Licensee's obligations set forth in Section 3.2.2(c) shall be limited to those remedies set forth in Section 6.1(b).

5.1.4 Termination of Licensee's right of exclusive use of the Processing System. Licensee acknowledges and agrees that the Licensee's right of exclusive use of the Processing System shall automatically terminate upon receipt by Licensor of notification from Licensee that this Agreement (i) is being terminated pursuant to the provisions of subsection (b) above, or (ii) will not be renewed for a Renewal Term. In addition, Licensee acknowledges and agrees that Licensee's right of exclusive use of the Processing System shall terminate upon receipt by Licensee of notification from Licensor that Licensee has committed an Event of Default as defined in subsection (c) above. Upon election by Licensor to terminate Licensee's right to exclusive use of the Processing System, and notice thereof to Licensee, Licensor shall have the right, but not the obligation, to grant a non-exclusive license for use of the Processing System to any other person or entity, and/or to utilize the Processing System itself, in any industry, including the Gaming Industry, without any obligation to compensate Licensee.

5.1.5 Termination by Licensee based upon authorization availability. Licensor acknowledges that failure to maintain the 99% availability standard for the authorization system, as set forth in section 2.6.1(f) herein, subject to Sections 2.6(a), (b), (c), (d) and (e) shall be grounds for termination by the Licensee. Licensee agrees that Licensee's remedy for a violation of the 90% availability standard shall include but not be limited to the remedy set forth in Section 2.6.1(f)(ii).

5.1.6 Effect of Termination. Upon any notice of termination, and termination of this Agreement, Licensee shall have the right to use the Processing System software with another platform or with another entity upon any termination of this Agreement on a non-exclusive basis, and Licensor shall also have the right to use the Processing System and its software. The following provisions of this Agreement shall survive its termination: 2.1.9,
Article 4, Article 5, Article 6, and Article 9.

                         ARTICLE 6  - LICENSOR REMEDIES

In the event this Agreement is terminated prior to the expiration of the full, five (5) year term, for any reason other than (i) an Event of Default by Licensor, or (ii) failure by Licensor to meet the 99% authorization system availability standard set forth in Section 2.6.1(e), or (iii) an Event of Default by Licensee which is caused by the act or omission of Licensor or a force majeure event, or (iv) an Event of Default by Licensee which is caused solely by an act or omission of Licensee done or performed in good faith compliance with any state or federal statute, regulation, or court order, then, within five (5) days of delivery of notice of such termination or violation, Licensee agrees to pay Licensor the balance of the value of the Processing System plus future services set forth in Section 3.1, in the manner set forth in Schedule K. This sets forth Licensor's sole remedy and Licensee's sole liability for such early termination. Licensee agrees that any termination subject to the provisions of this Article 6 shall not be effective unless and until Licensor receives payment of the balance of the value of the Processing System in good funds.

             ARTICLE 7  - REPRESENTATIONS AND WARRANTIES OF LICENSOR

Licensor represents and warrants that as of the effective date of this
Agreement:

7.1 Due Organization. Licensor is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

7.2 Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement executed by Licensor is within Licensor's powers, has been duly authorized, and is not in conflict with Licensor's articles of incorporation or by-laws, or terms of any charter or other organizational document of Licensor; and that this Agreement constitutes a valid and binding obligation of Licensor, enforceable in accordance with its terms.

7.3 Compliance with Applicable Laws. Licensor has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

7.4 No Conflict. The execution, delivery and performance by Licensor of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which Licensor is a party or by which Licensor may be bound or affected.

7.5  No Event of Default.  No Event of Default has occurred and is continuing.

             ARTICLE 8  - REPRESENTATIONS AND WARRANTIES OF LICENSEE

Licensee represents and warrants that as of the effective date of this
Agreement:

8.1 Due Organization. Licensee is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

8.2 Authorization, Validity and Enforcement. The execution, delivery and performance of this Agreement executed by Licensee is within Licensee' powers, has been duly authorized, and is not in conflict with Licensee' operating agreement, or terms of any charter or other organizational document of Licensee; and that this Agreement constitutes a valid and binding obligation of Licensee, enforceable in accordance with its terms.

8.3 Compliance with Applicable Laws. Licensee has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

8.4 No Conflict. The execution, delivery and performance by Licensee of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which Licensee is a party or by which Licensee may be bound or affected.

8.5  No Event of Default.  No Event of Default has occurred and is continuing.

                              ARTICLE 9  - GENERAL

9.1 Notice. Any notice given by any party under this Agreement shall be in writing and personally delivered, deposited in the U.S. mail, postage prepaid, or sent by facsimile transmission or other authenticated message, charges prepaid, and addressed as follows:

To Licensee:

innoVentry, LLC
534 Fourth Street
San Francisco, California 94107
Attn: Frank Petro, CEO & Chairman
Facsimile No. (415) 972-1099

To Licensor:

Electronic Clearing House, Inc.
28001 Dorothy Drive
Agoura Hills, California 91301
Attn: Joel M. Barry, CEO & Chairman
Facsimile No. (818) 597-8999

Each party may change the address to which notices, requests and other communications are to be sent by giving notice of such changes to the other party.

9.2 Binding Effect. This Agreement shall be binding upon and inure to the benefit of Licensor and Licensee and their successors and assigns; provided, however, that neither Licensee nor Licensor may assign or transfer either party's right or obligations under this Agreement without the prior written consent of the other party.

9.3 No Waiver. Any waiver, permit, consent or approval by either party of any event of default or breach of any provision, condition or covenant of this Agreement must be in writing and shall be effective only to the extent set forth in writing. No waiver of any breach or default shall be deemed a waiver of any later breach or default of the same or any other pro-vision of this Agreement. Any failure or delay on the part of either party in exercising any power, right or privilege under this Agreement shall not operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude any further exercise thereof.

9.4 Rights Cumulative. All rights and remedies existing in this Agreement are cumulative to, and not exclusive of, any other rights or remedies available under this Agreement or applicable law.

9.5 Unenforceable Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all remaining provisions of this Agreement shall remain valid and enforceable.

9.6 Execution in Counterparts. This Agreement may be executed in any number of counterparts which, when taken together, shall constitute but one agreement.

9.7 Further Assurance. At any time or from time to time upon the request of either party the other party will execute and deliver such further documents and do such other acts as the requesting party may reasonably request in order to affect fully the purposes of this Agreement and provide for the performance of all contemplated acts and activities in accordance with the terms of this Agreement.

9.8 Injunctive Relief. If either party commits a breach of any of the provisions of this Agreement, the other party shall have, in addition to all other rights in law and equity, the right to have such provision specifically enforced by any court having equity jurisdiction. It is acknowledged and agreed that any such breach shall cause irreparable injury to such party and that money damages will not provide an adequate remedy.

9.9 Assignment. Except as otherwise provided herein, the rights and obligations of Licensor and Licensee under this Agreement are personal and not assignable, either voluntarily or by operation of law, without prior written consent of both parties. Notwithstanding the foregoing, Licensee shall have the right to assign this Agreement in connection with the sale of all or substantially all of Licensee's assets or equity. Subject to the foregoing, all provisions contained in this Agreement shall extend to and be binding upon the parties hereto or their respective successors and permitted assigns.

9.10 Legal Fees and Costs. In the event of any dispute arising out of or in connection with this Agreement, the prevailing party, in any judicial action or proceeding, including arbitration, shall be entitled to recover its reasonable attorney's fees, court costs, other expenses and collection costs actually incurred in connection with such dispute, in addition to any other recovery permitted by law or equity.

9.11 Jury Trial Waiver. In the event of any litigation, trial or other proceeding arising out of, related, or in connection with this Agreement, the parties agree that any such litigation, trial or other proceeding shall be tried and heard by the court only and not by a jury trial.

9.12 State Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies, without giving effect to the principles of choice of law thereof. For purposes of any lawsuit, action, or proceeding arising out of or relating to this Agreement, Licensee and Licensor agree that any process to be served in connection therewith shall, if delivered sent or mailed in accordance with Section 7.1, constitute good, proper and sufficient service.

9.13 Headings. The headings listed after each section number in this Agreement are inserted for convenience only, do not constitute a part of this Agreement, and are not to be considered in connection with the interpretation or enforcement of this Agreement.

9.14 Force Majeure. If performance by a party of any service or obligation under this Agreement is prevented, restricted, delayed or interfered with by reason of labor disputes, strikes, acts of God, floods, lightning, earthquakes, shortage of materials, rationing, utility or communication failures, failure of Visa and MasterCard or Settlement Processor, failure or delay in receiving electronic data, blockages, embargo, or any law, order, proclamation, regulation, ordinance, demand or requirement having legal effect of any government or any judicial authority or representative of any such government, or any other act or omission whatsoever, which are beyond the reasonable control of such party, then such party shall be excused from the performance to the extent of the prevention, restriction, delay or interference.

9.15 Entire Agreement. This Agreement, including exhibits, sets forth all of the promises, agreements, conditions and understandings between the parties respecting the subject matter hereof and supersedes all negotiations, conversations, discussions, correspondence, memorandums and agreements between the parties concerning the subject matter herein. This Agreement may not be amended or modified except by a writing signed by authorized representatives of both parties to this Agreement.

9.16 Time is of the Essence. The parties acknowledge and agree that time shall be of the essence in connection with the performance of all obligations set forth herein.

IN WITNESS WHEREOF, Licensee and Licensor have executed this Agreement by duly authorized representatives effective as of the date set forth in the preamble

Electronic Clearing House, Inc.
By:
Joel M. Barry
Chairman of the Board &
Chief Executive Officer

innoVentry, LLC

By:
Frank A. Petro
Chairman of the Board &
Chief Executive Officer

                 SCHEDULE A - EXISTING SYSTEM AND MODIFICATIONS

The following describes the Existing System on which the Modifications are based, and the Modifications.
Existing System

1.              ECHO's On Line Transaction Processing System (OTP).
2.              ECHO's Settlement and ACH System
3.              ECHO's Billing System
4.              CBC's RP120 Printer
5.              CBC's EB920 Terminal hardware and Terminal Operating System
6.              CBC's PS/2 Keyboard Converter
7.              CBC's Post Office Application and Download Software
8.              CBC's Credit Card Software for the Schlumberger System
9.      CBC's and ECHO's ISO 8583-based Schlumberger Terminal Protocol for
Credit Card   Processing
10. ECHO's Risk Management System and Department for credit card transaction monitoring.
11.     ECHO's Chargeback Management System and Department
12.     ECHO's New Merchant Set-Up Processes, Procedures and Department
13. ECHO's Terminal Management System, including application and parameter Download Processes and procedures
14.     ECHO's Call Center Processes, Procedures and Department
15. CBC's Depot Repair service department, plus billing and tracking processes and procedures
16.     CBC's Standard Check Format for the RP120 Printer
17. CBC's Cage Cash Advance System Demo - first demonstrated to Licensee's Rhonda Sweeney in November, 1997

Modifications Planned as of September, 1998

18.     19.     ECHO's Casino Server in support of Cage and Kiosk Gaming
Transactions, and integration with ECHO's On Line Transaction Processing
System.
20.     CBC's Kiosk Software on the EB920
21.     CBC's and ECHO's ISO 8583-based protocol for Kiosk to ECHO Gaming
Transactions
22.     CBC's and ECHO's ISO 8583-based protocol for Cage to ECHO Gaming
Transactions
23. CBC's Cage Software based on CBC's Cage Cash Advance System Demo which was based on ECHO's Post Office Application and Download Software
24. ECHO's custom Casino sign-up processes, procedures and department personnel training
25. ECHO's custom Casino terminal set-up processes, procedures and department personnel training
26. ECHO's custom Casino terminal management system, including custom download of applications and parameters-processes, procedures and training
27.     ECHO's Custom Settlement and ACH System for innoVentry
28.     ECHO's Custom Billing and Month-End Reconciling System to innoVentry
29. ECHO's new call center processes, procedures and support for Cardholder's at Kiosks
30. ECHO's multi-language support at ECHO's call center for Cardholder's at Kiosks
31.     ECHO's new call center processes and procedures for cage personnel
32. ECHO's new Risk Management processes and procedures for gaming transactions
33. ECHO's new Chargeback processes and procedures for gaming transactions.
34. ECHO's advocacy and intervention with Discover to get innoVentry a Discovery merchant account
35.     ECHO's advocacy with Master Card and Visa for Cage-less transactions
36. ECHO's integration with the Router and leased line between ECHO and innoVentry Mosaic server
37.     ECHO's Casino Server modifications for Debit from Kiosk
38. ECHO's Casino Server integration with innoVision's Mosaic system for Debit from Kiosk
39. ECHO's Casino Server modification to support reversals of Debit from Kiosk transactions when check is voided
40. ECHO's Casino Server modification to support automatic reversals of Debit from Kiosk transactions when the cardholder does not pick up the check after approximately 2 hours
41. ECHO's Casino Server modification to support reversals of Debit from Kiosk transactions when the Debit authorization request does not result in a response within a timeout period
42. ECHO's Casino Server modifications to accept Credit Transactions from innoVentry Mosaic system
43. ECHO's Casino Server integration with innoVentry Mosaic system for Credit transactions
44. ECHO's modification to the ISO 8583-protocol from Kiosk to Casino Server for Debit
45.     CBC's modification to the Kiosk software to support Debit
46.     CBC's modification to the Case software to support Debit
47.     ECHO support for POS Script Debit from an Express/All-in-One ATM

Modifications arising after September, 1998

48.     49.             CBC's modifications to Kiosk software to support date
entry from the PIN pad
50. CBC's Integration Support for Kiosk-Atreva Units in Atreva form factor and with PIN pad as data entry device
51.     CBC's Re-Design of Cage Screen Flows based on innoVentry specific
Requirements
52.     CBC's Custom Design/Re-Design of Atreva Check format
53.     CBC Sourcing of custom Check Stock for Atreva/innoVentry
54. CBC's modification of check design to support handwriting of ID information
55.     CBC's Single-Keyboard-Sharing-with-PC Switch Devich
56.     CBC's Multi-keyboard-Sharing-with PC Switch Device
57. ECHO's Positive Pay File Generation program and file transfer to innoVentry
58. ECHO's modification to the Casino Server to support manual authorizations from the call center
59. ECHO's Transaction Extract Specifications, program implementation, and daily file transfer to innoVentry
60. ECHO's requirements proposal to innoVentry for ID population at the Cage
61. ECHO's modification to the ISO 8583-protocol from Cage to Casino Server for ID population at the cage
62. ECHO's modification of the Casino Server to support ID population at the Cage
63. CBC's modification of the Cage software to support ID population at the Cage
64. ECHO's requirements proposal for a PC-based Cage System utilizing CBC's RP120 and the CBC-designed check stock for innoVentry, an the ECHO Casino Server
65.     ECHO's modification of OTP and the Settlement System to support JCB
66. CBC's modification to the Depot repair cost tracking system to add detail to indicate to innoVentry if shipping costs should be passed on to the Casino by innoVentry

                            SCHEDULE B - LICENSE FEE

For the Processing System License, Licensor will be paid, daily, an amount calculated as (1) a percentage of Licensee's Shared Fees received from Scrip Credit Transactions, and (2) a fee of $0.20 for each Scrip POS Debit Transaction. The License Fee shall be calculated as follows:

(i) 25% of Distributable Fees for daily Cash Advance Volume at an equivalent of $40,000,000.00, per month,
(ii) 20% of Distributable Fees for daily Cash Advance Volume at an equivalent in excess of $40,000,000.00 per month and up to $60,000,000.00, per month, and
(iii) 15% of Distributable Fees for daily Cash Advance Volume at an equivalent in excess of $60,000,000.00, per month.

For the purposes of this section, Distributable Fees means the customer fee for each transaction, minus the Casino Revenue Share, Transaction Costs disbursed by Licensor, Transaction Costs disbursed by or for Licensee and Licensee's daily equipment amortization cost as set forth in Schedule I.

                    SCHEDULE C - EQUIPMENT PRICING & DELIVERY

Per Unit Cost of Equipment:*
EB920 Terminal                                                  $540
EB920 PS/2 Converter                                           $  45
PS/2 Keyboard                                                  $  45
RP 120 Printer                                                  $620
Verifone Pin Pad & EB920 Interface                              $160
AC Adapter                                                     $  12
Misc. Cables                                                   $3.25

RDM Scanner                                                  $700.00

Delivery and Payment Requirements:

Payment is due within 30 days of date of invoice, plus all shipping costs.

* Prices shown are valid only for one year from effective date of this Agreement. Notwithstanding the foregoing, the prices shall not increase by more than 5% per year, except for equipment manufactured by third parties, which equipment Licensor shall sell to Licensee at cost, plus a handling fee of 5%.

                           SCHEDULE D - ASSEMBLY COSTS

        $65 per hour for assembly of any system or unit by Licensor.

                          SCHEDULE E - CUSTOMER SERVICE

During the term of this Agreement, Licensor will provide telephone customer service to the casino, casino customer and Licensee. Such telephone customer service shall be available 7 days a week, 24 hours a day, via 800 number line access for the purpose of responding to inquiries regarding credit card transactions, Equipment operation, and repair services offered. Licensor will provide no fewer than twelve (12) customer service personnel, aggregate, for 24 hour availability to support credit card transaction inquiries, plus additional management personnel on an as-needed basis in the event a short-term, high volume simultaneous inquiries occurs. Licensor represents that such support services shall be available no less than 99% of any given month.

Furthermore, Licensor agrees to designate a Program Manger, initially designated as Patricia Williams, to oversee and manage the Atreva System day-to-day operations at Licensor's location and to address issues in a timely manner as they become known. Licensor reserves the right to change the designated Program Manager at its sole discretion.

Licensor further commits to making the equivalent of one full time programmer available to the Atreva System program for system enhancements, fine-tuning and problem solving, as needed.

Licensee agrees to adhere to the following customer service performance standards:

(i) maintains an average speed of answer of 15 seconds or less;
(ii) maintains a worst 1/2 hour average speed of answer of 60 seconds or less;
(iii) maintains an average transaction time of 120 seconds or less for kiosk authorizations;
(iv) maintains an abandoned call rate of 2% or less; and
(v) provides performance reports, including but not limited to, the metrics in
(i) through (iv), number of transactions by kiosk/customer calls versus cage/cashier calls. Weekly performance reports will be provided by close of business on Monday for the prior week. Monthly performance reports will be provided by the 5th day following the month end for the prior month. Quarterly performance reports will be provided by the 5th day following the quarter end for the prior quarter.

Licensee's customer service performance standards and reporting requirements shall be subject to the following exceptions and conditions:

(a) Force Majeure Excluded. Force Majeure events shall not count toward customer service performance standards or reporting requirements.

(b) Phone System Reporting Malfunction. A malfunction or failure of the phone system reporting function shall not count toward customer service performance standards or reporting requirements.

Licensee shall have the right to terminate the call center services provided by Licensee for any reason, included, but not limited to, the performance of the call center, within three (3) months after delivery of written notice to Licensor, delivered no sooner than one calendar year after the effective date of this Agreement. All costs, expenses and losses incurred by Licensee as a result of, arising out of or in connection with any such termination shall be the sole obligations of Licensee.

                           SCHEDULE F - FIELD SERVICE

Should Licensor be required to perform field service support, an $85/hour charge shall be applied including travel time, up to a maximum of 10 hours per day. All out-of-pocket travel related expenses incurred by Licensor shall be billed to Licensee at costs.

                              SCHEDULE G - REPORTS
Licensor's Report Obligations
Daily Reports:

1. Each calendar day, Licensor will provide an electronic file of all transactions processed by Licensor on the previous calendar day
2.      A copy of the Daily Settlement Worksheet, as defined in Schedule I.
3. On the day of any settlement costs change, Licensor shall advise Licensee of such change and implement such change on the Daily Settlement Worksheet.

Weekly Reports:                 Call center reports.

Monthly Reports:

No later than five (5) business days following the end of the previous calendar month, Licensor shall provide in either electronic or paper form, at its discretion, a summary of the prior month's activity containing the following information:

1.      Total number of transactions processed;
2.      Total number of transaction processed by Card type;
3.      Total transaction volume amount;
4.      Total transaction volume amount by Card type;
5.      Average transaction amount;
6.      Average transaction amount by Card type;
7.      Total monthly processing fees;
8.      Total monthly processing fees by Card type;
9.      Total monthly transaction fees;
10.     Total monthly transaction fees by Card type;
11. Monthly Settlement Worksheet reflecting end of month adjustments and charges.

Licensee's Report Obligations
12. On the day of such activity, Licensee shall advise Licensor of any and all retrieval and chargeback information from Discover, JCB or any other processing card type other than Visa and MasterCard.

        On the day of any change, Licensee shall advise Licensor of any change in the casino revenue share amount (or percentage) or other financial component relating to the Daily Worksheet Settlement calculations.

            SCHEDULE H - LICENSEE'S SETTLEMENT PROCESSING OBLIGATIONS

Licensee agrees to establish and maintain (i) a Master Control Disbursement Account and a Master Account at Wells Fargo Bank and, (ii) a Positive Pay Account with Wachovia National Bank. Licensee also agrees to establish and maintain a line of credit with Wells Fargo Bank for use by Licensee in the funding of cash advances into the Master Control Disbursement Account for those transactions in which the cash advances and cash advance customer fees are not deposited into the Master Control Disbursement Account by JCB, Discover and/or MPS. Licensee further agrees to cause JCB, Discover and MPS to make daily deposits of the total of all cash advance and cash advance fees into the Master Control Disbursement Account.

Deliver to Licensor, within ten (10) calendar days of demand, copies of any Scrip and Card imprint generated for any Scrip Gaming Transaction.

Licensee will advise Licensor daily of all information pertaining to Gaming Transactions and Scripless POS Debit Transactions originating by means other than MasterCard or Visa Credit Cards.

                     SCHEDULE I - DAILY SETTLEMENT WORKSHEET

                            SCHEDULE J - PROJECT PLAN

              SCHEDULE K - PROCESSING SYSTEM VALUE PAYMENT SCHEDULE

Within 5 days of delivery of the termination of this Agreement if such termination occurs prior to a date which is 5 full calendar years after the effective date set forth in the preamble, Licensee agrees to pay to Licensor the sum of $5,008,000.00 less Licensor's portion of Distributable Fees actually paid to and received by Licensor and any other revenue received by Licensor from Licensee in connection with any other Licensee products or services and received by Licensor while this Agreement was in effect, within 30 calendar days of the date of Licensor's written demand for payment of the balance of the value of the Processing System.

                     SCHEDULE L - SOFTWARE ESCROW AGREEMENT

[DSI PREFERRED ESCROW AGREEMENT]
30

9

                                                                  EXHIBIT 10.40


                           MERCHANT ACCOUNT ASSIGNMENT
                             AND TRANSFER AGREEMENT

Parties

     This agreement ("Agreement") is entered into and made effective this 8th day of July, 1999 by and between Imperial Bank ("Imperial"), a
California banking corporation, Electronic Clearing House, Inc. ("ECHO"), a Nevada corporation, and First Regional Bank ("FRB"), a California banking corporation, with regards to the following.

                                    Recitals

          WHEREAS, Imperial has entered into an agreement to process merchant bankcard drafts and/or electronic funds transfers with ECHO, effective October 31, l989; and

          WHEREAS, FRB has also entered into an agreement to process merchant bankcard drafts and/or electronic funds transfers with ECHO, effective June 24, 1997; and

          WHEREAS, Imperial desires to assign and transfer to FRB certain merchant accounts processed under Imperial's agreement with ECHO, and FRB desire to accept the assignment and transfer from Imperial of such merchant accounts for processing by FRB under its agreement with ECHO; and

          WHEREAS, ECHO desires to continue to process merchant bankcard drafts and/or electronic funds transfers for such merchant accounts as are assigned and transferred by Imperial to FRB;

          NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                                 Article I-Terms

          1.01 As of the effective date of this Agreement, Imperial agrees to irrevocably assign and transfer to FRB, and FRB agrees to accept such irrevocable assignment and transfer, Imperial's right, obligation, title, and interest in the merchant account, and any corresponding bank card processing agreement for each merchant described in Exhibit A, attached hereto and incorporated herein by this reference.

          1.02 ECHO agrees to pay to Imperial thirty-thousand dollars ($30,000.00), in U.S. currency, in consideration of Imperial's assignment and transfer to FRB as described in section 1.01above. Such payment shall be made on the effective date of this Agreement by way of electronic fluids transfer from ECHO to Imperial. Except as provided in this Agreement, Imperial shall not be entitled to any additional compensation, including any future bank card processing compensation, for its interest in any merchant account as assigned and transferred under this Agreement.

          Article II - Representations, Warranties & Indemnities

          2.01 Each party represents for itself atone, that it is the sole owner of the rights, obligations, title, and interests, if any, affected by this Agreement and that no rights, obligations, title, and interests affected by this Agreement have been assigned, transferred, hypothecated, pledged or sold to anyone else. Each party represents and warrants that it has not relied upon any statement, representation or promises of any other party to this Agreement, or of the agents or employees of any party to this Agreement, as the case may be, not expressly set out in this Agreement. Each party represents and warrants that it has carefully read this Agreement and knows and understands its contents.

          2.02 Each party to this Agreement represents that it intends this Agreement to be binding upon it, its partners, employees, agents, servants, heirs, administrators, executors, successors, representatives, trustees, conservator(s) and assigns.

          2.03 ECHO hereby indemnifies and holds harmless Imperial for any and all claims, chargebacks, losses, costs, and fees with regards to any electronic bank card processing of any and all assigned merchant accounts prior to the effective date of this Agreement.

          2.04  Imperial represents and warrants to ECHO and FRB that:
               (a) Imperial has all of the necessary corporate power and authority to enter into and perform its obligations under this Agreement;
               (b) as of the effective dale of this Agreement, Imperial is not aware of any claims, litigation, demands, or threatened actions with respect to the merchant agreements being assigned and transferred pursuant to this Agreement;
               (c) as of and for a period of five years following the effective date of this Agreement, Imperial shall not solicit or in any way acquire for any bunking or related services any of the merchants listed in Exhibit A; and
               (d) Imperial shall keep confidential the identity of all merchants listed in Exhibit A and not distribute the names or identities of such merchants to any individual or business entities that are not a party to this Agreement.

          3.01 ECHO and FRB for themselves and their respective agents, heirs, administrators, executors, insurers, successors and assign:, fully release Imperial and its successors, insurers and all persons and associations known or unknown, from all claims and causes of action by reason of any facts, actions, injuries, damages or other matters relating to the facts set forth under the "Recitals" section of this Agreement, which either have been sustained or may be sustained in the future as a result of the matters described in this Agreement. The parties to this Agreement acknowledge and agree that this release applies to all claims any merchant assigned hereunder may have against Imperial arising out of the matters to which this Agreement pertains for damages for negligence as a result of Imperial's bankcard processing, or electronic funds transfer activity prior to July 08, 1999.



                                        2

                              Article IV - General

          4.01 Entire Agreement. This Agreement, including exhibits sets forth all of the promises, agreements, conditions and understanding between the parties respecting the subject mater hereof and supersedes all negotiations, conversations, discussions, correspondence, memorandums and agreements between the parties concerning the subject matter.

          4.02 Arbitration. Should a dispute arise between the parties which they are not able to resolve between themselves, the dispute and all subsequent disputes shall be submitted to binding arbitration pursuant to the rules of the American Arbitration Association.

          4.03 Amendment. This Agreement may not be amended or modified except by a writing signed by authorized representatives of all parties to this Agreement.

          4.04 Headings, All headings listed after each article or section number in this Agreement are inserted for convenience only, do not constitute a part of this Agreement, and are not to be considered in connection with the interpretation or enforcement of this Agreement.

          4.05 Legal Fees. In the event of any dispute arising out of or in connection with this Agreement, the prevailing party shall be entitled to recover its reasonable attorney's fees and court costs in addition to any other recovery as may be determined by an arbitrator.

          4.06 State Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies without giving effect to the principles of choice of law thereof

              4.07 Unenforceable Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all remaining provisions of this Agreement shall remain valid and enforceable.

          4.08 Assignment. Except as otherwise provided herein, the rights and obligations of Imperial, FRB, and ECHO under this Agreement are personal and not assignable, whether voluntarily or by operation of law, without prior written consent of the parties. Subject to the foregoing, all provisions contained in this Agreement shall extend to and be binding upon the parties hereto or their respective successors and permitted assigns.

          4.09 Execution. This Agreement may be executed in one or more counterparts, each of which, when executed and delivered, shall constitute an original, and all of which, when executed, shall constitute one and the same instrument.






                                        3

             IN WITNESS WHEREOF, the parties have executed this Agreement as of the date set forth in the preamble.

          Imperial Bank


          By:  Joseph Jorling



          Electronic Clearing House, Inc.


          By:      Joel M. Barry, Chairman of the Board & CEO


          First Regional Bank


          By:     Charles Arrindell, Senior Vice President


                                                                  EXHIBIT 10.41


                            PROCESSING AND SOFTWARE
                        DEVELOPMENT AND LICENSE AGREEMENT

THIS PRODUCT AND SOFTWARE DEVELOPMENT AGREEMENT ("Agreement") is made effective October 22, 1999 by and between National Bank Drafting Systems, Inc. ("NBDS"), a Texas corporation with principal offices located at 6707 Brentwood Stair Road, Suite 640, Fort Worth, Texas 76112, and Electronic Clearing House, Inc. ("ECHO"), a Nevada corporation with principal offices located at 28001 Dorothy Drive, Agoura Hills, California 91301.

                                    RECITALS

WHEREAS, NBDS desires to engage the services of ECHO to develop software programs, to provide electronic check processing through ECHO's sponsoring banks, and to obtain a license from ECHO for the use of software programs developed by ECHO;

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                            ARTICLE 1 -  DEFINITIONS

The definitions appearing in Schedule 1 of this Agreement are incorporated herein by this reference and shall be applicable to both singular and plural forms of the defining terms.


                           ARTICLE 2  - DUTIES OF ECHO

2.1   CHEXPEDITE GATEWAY DEVELOPMENT & LICENSE.

2.1.1 CHEXpedite Gateway Development. ECHO agrees to develop CHEXpedite Gateway according to the specifications set forth in Schedule 2.1.1, attached hereto and incorporated herein by this reference (the "CHEXpedite Gateway"). All modifications, changes, enhancements, conversions, upgrades, or additions made to the CHEXpedite Gateway, whether made by ECHO, NBDS, or a third party, shall be the property of ECHO and shall be considered a part of the CHEXpedite Gateway subject to Section 2.1.4.

2.1.2 CHEXpedite Gateway License. The license granted herein applies only to the specific CHEXpedite Gateway system custom-developed by ECHO for NBDS (the "Gateway License"). ECHO does hereby grant to NBDS an exclusive (except as provided in Section 3.2.7, 9.19, 9.20 and 9.22) and non-transferrable (except as provided in Section 9.8,) Gateway License to use the CHEXpedite Gateway, terminable as specified herein, which Gateway License NBDS hereby accepts.
The Gateway License shall also include any upgrades, updates, new versions of or enhancements to the CHEXpedite Gateway created and provided by ECHO pursuant to any other agreement between ECHO and NBDS. NBDS acknowledges and understands that the Gateway License does not include Source Code. NBDS agrees that NBDS may not possess or use this Source Code, even if such Source Code inadvertently comes into its possession or knowledge, unless use of the Source Code is expressly permitted in writing signed by ECHO's chief executive officer or president subject to Section 2.1.4.

2.1.3 Application and Use. The CHEXpedite Gateway shall be used only for NBDS's own business use or NBDS's agents or representatives (subject to Section 9.8). NBDS shall not use the CHEXpedite Gateway in any other manner that would permit or allow the use of the CHEXpedite Gateway, or any portion thereof, in connection with transactions in which ECHO is not the Processor. However, NBDS shall not, under any circumstances, assign or sublicense the License (except as provided in Section 9.8) to any other person and any purported attempt to do so shall be deemed to be a material breach of this Agreement.

2.1.4 Software Ownership.     NBDS acknowledges and agrees that ECHO shall be
the sole owner of the CHEXpedite Gateway including, but not limited to, all modifications, changes, enhancements, conversions, upgrades, or additions made to the CHEXpedite Gateway, whether made by ECHO, NBDS, or a third party. However, upon termination of this Agreement at the end of five years from the effective date, and then only in the event NBDS is not in default of any provision of this Agreement upon termination, NBDS will have full independent ownership rights to the CHEXpedite Gateway Source Code independently of ECHO. ECHO will maintain its independent ownership rights independently of NBDS.

2.1.5 Cooperation.     Both ECHO and NBDS acknowledge and agree that
successful development and implementation of the CHEXpedite Gateway, so as to become operational for use by NBDS, shall require their full and mutual good faith cooperation, including, without limitation, the fulfillment by NBDS of the obligations set forth in Section 3.2 below.

2.1.6 Acceptance. The CHEXpedite Gateway shall be deemed to have been accepted by NBDS upon the first to occur of the following (the "Acceptance date"): (a) the first operational or business use of the CHEXpedite Gateway; or (b) upon the completion of a formal acceptance test which formal acceptance test shall be conducted on the following terms: (i) ECHO shall notify NBDS in writing (but no sooner than two months after the CHEXpedite Gateway has been made available to NBDS' operational personnel for training) that the CHEXpedite Gateway is ready for acceptance; (ii) upon receipt of such notice NBDS shall test the CHEXpedite Gateway in a manner it deems appropriate for a period not to exceed sixty (60) days; (iii) upon the expiration of such sixty (60) days; NBDS shall either certify to ECHO that the CHEXpedite Gateway is accepted or deliver to ECHO a written description of any specific claimed defects in the CHEXpedite Gateway, which defects shall be limited to the failure of the CHEXpedite Gateway to conform to the specifications contained in Schedule 2.1.1 hereto; (iv) upon the receipt of such written description ECHO shall determine in good faith whether any of such claimed defects fail to conform to the specifications set forth in Schedule 2.1.1, and if so shall proceed immediately to remedy the same, whereupon the formal acceptance test procedure may be repeated as described herein. Certification by NBDS that the CHEXpedite Gateway is accepted, or in the absence of such certification, the failure of NBDS to provide ECHO a written description of bona fide defects within sixty (60) days of receipt of the notice provided in (ii) above shall constitute completion of the formal test and thereby, acceptance by NBDS.

          2.1.7 ECHO Warranty. ECHO warrants that the CHEXpedite Gateway will conform to the specifications and modifications listed in Schedule 2.1.1, provided that, and only to the extent that, NBDS notifies ECHO in writing during the term of this Agreement of any non-conformity of the CHEXpedite Gateway with the specifications in Schedule 2.1.1. In the event that the CHEXpedite Gateway is found to be defective in such respect, and that notice with respect to such defect has been given as provided above, ECHO's sole obligation under this warranty is to remedy such defect within a reasonable time. THE WARRANTY STATED ABOVE IS A LIMITED WARRANTY AND IT IS THE ONLY WARRANTY MADE BY ECHO. ECHO DOES NOT MAKE, AND NBDS HEREBY EXPRESSLY WAIVES, ALL OTHER WARRANTIES EXPRESS OR IMPLIED. THERE ARE NO WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE. THE STATED EXPRESS WARRANTY IS IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF ECHO FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH ANY WARRANTY CLAIMS REGARDING THE DEVELOPMENT, DELIVERY, USE OR PERFORMANCE OF THE PROCESSING SYSTEM. EXCEPT FOR LIABILITY UNDER ARTICLE 4, NEITHER PARTY SHALL HAVE LIABILITY WITH RESPECT TO ITS OBLIGATIONS UNDER THIS AGREEMENT, OR OTHERWISE FOR CONSEQUENTIAL, EXEMPLARY, INCIDENTAL OR PUNITIVE DAMAGES EVEN IF IT HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

               2.2  ADMINISTRATIVE REPORTING, ACCOUNTING AND SETTLEMENT
          PROCESSING.

      ECHO agrees to perform the administrative reporting and accounting activities set forth in Schedule 2.2.

               2.3  CHEXPEDITE PROCESS DEVELOPMENT & LICENSE

          2.3.1 CHEXpedite Process Development. ECHO agrees to develop CHEXpedite Process according to the specifications set forth in Schedule 2.1.1, attached hereto and incorporated herein by this reference (the "CHEXpedite Process"). Subject to Section 2.3.9 and except as set forth in all of Section 9.19, all modifications, changes, enhancements, conversions, upgrades, or additions made to the CHEXpedite Process, whether made by ECHO, NBDS, or a third party, shall be the property of ECHO and shall be considered a part of the CHEXpedite Process.

          2.3.2 CHEXpedite Process License. The license granted herein to NBDS by ECHO applies only to the specific CHEXpedite Process system custom-developed by ECHO for NBDS (the "Process License"). ECHO does hereby grant to NBDS an exclusive (except as provided in Section 3.2.7, 9.19, 9.20 and 9.22) and non-transferrable (except as provided in Section 9.8) Process License to use the CHEXpedite Process, terminable as specified herein, which Process License NBDS hereby accepts. The Process License shall also include any upgrades, updates, new versions of or enhancements to the CHEXpedite Process created and provided by ECHO pursuant to any other agreement between ECHO and NBDS. NBDS acknowledges and understands that the Process License does not include Source Code. NBDS agrees that NBDS may not possess or use this Source Code, even if such Source Code inadvertently comes into its possession or knowledge, unless use of the Source Code is expressly permitted in writing signed by ECHO's chief executive officer or president subject to Section 2.3.9.

          2.3.3 Application and Use. The CHEXpedite Process shall be used only for NBDS's own business use or that of NBDS's agents and representatives (subject to Section 9.8). NBDS shall not use the CHEXpedite Process in any manner which would permit or allow the use of the CHEXpedite Process in connection with transactions in which ECHO is not involved. However, NBDS shall not, under any circumstances, assign or sub-license the License (except as provided in Section 9.8) to any other person and any purported attempt to do so shall be deemed to be a material breach of this Agreement.

          2.3.4 Software Ownership. NBDS acknowledges and agrees that ECHO shall be the sole owner of the CHEXpedite Process including, but not limited to, all modifications, changes, enhancements, conversions, upgrades, or additions made to the CHEXpedite Process, whether made by ECHO, NBDS or a third party. However, upon termination of this Agreement at the end of five years from the effective date, and then only in the event NBDS is not in default of any provision of this Agreement upon termination, NBDS will have full ownership rights to the CHEXpedite Process Source Code independently of ECHO. ECHO will maintain its ownership rights independently of NBDS.

          2.3.5     Cooperation.     Both ECHO and NBDS acknowledge and agree
that successful development and implementation of the CHEXpedite Process, so as to become operational for use by NBDS, shall require their full and mutual good faith cooperation, including, without limitation, the fulfillment by NBDS of the obligations set forth in Section 3.2 below.

               2.3.6 Acceptance. The CHEXpedite Process shall be deemed to have been accepted by NBDS upon the first to occur of the following (the "Acceptance date"): (a) the first operational or business use of the CHEXpedite Process; or (b) upon the completion of a formal acceptance test which formal acceptance test shall be conducted on the following terms: (i) ECHO shall notify NBDS in writing (but no sooner than two months after the CHEXpedite Process has been made available to NBDS' operational personnel for training) that the CHEXpedite Process is ready for acceptance; (ii) upon receipt of such notice NBDS shall test the CHEXpedite Process in a manner it deems appropriate for a period not to exceed sixty (60) days; (iii) upon the expiration of such sixty (60) day period, NBDS shall either certify to ECHO that the CHEXpedite Process is accepted or deliver to ECHO a written description of any specific claimed defects in the CHEXpedite Process, which defects shall be limited to the failure of the CHEXpedite Process to conform to the specifications in Schedule 2.1.1; (iv) upon the receipt of such written description ECHO shall determine in good faith whether any of such claimed defects fail to conform to the specifications set forth in Schedule 2.1.1, and if so shall proceed immediately to remedy the same, whereupon the formal acceptance test procedure may again be run. Certification by NBDS that the CHEXpedite Process is accepted, or in the absence of such certification, the failure of NBDS to provide ECHO within sixty (60) days of receipt of the notice described in
               (ii) above with a written description of bona fide defects, shall constitute completion of the formal test and thereby, acceptance by NBDS.

               2.3.7 ECHO Warranty. ECHO warrants that the CHEXpedite Process will conform to the specifications set forth in
               Schedule 2.1.1, provided that, and only to the extent that, NBDS notifies ECHO in writing during the term of this Agreement of any non-conformity of the CHEXpedite Process with the specifications in Schedule 2.1.1. In the event that the CHEXpedite Process is found to be defective in such respect, and that notice with respect to such defect has been given as provided above, ECHO's sole obligation under this warranty is to remedy such defect within a reasonable time. THE WARRANTY STATED ABOVE IS A LIMITED WARRANTY AND IT IS THE ONLY WARRANTY MADE BY ECHO. ECHO DOES NOT MAKE, AND NBDS HEREBY EXPRESSLY WAIVES, ALL OTHER WARRANTIES EXPRESS OR IMPLIED. THERE ARE NO WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE. THE STATED EXPRESS WARRANTY IS IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF ECHO FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH ANY WARRANTY CLAIMS REGARDING THE DEVELOPMENT, DELIVERY, USE OR PERFORMANCE OF THE CHEXPEDITE PROCESS. EXCEPT FOR LIABILITY UNDER ARTICLE 4, NEITHER PARTY SHALL HAVE LIABILITY WITH RESPECT TO ITS OBLIGATIONS UNDER THIS AGREEMENT OR OTHERWISE FOR CONSEQUENTIAL, EXEMPLARY, INCIDENTAL OR PUNITIVE DAMAGES EVEN IF IT HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

          2.3.8 Performance and Availability. ECHO warrants that ECHO's software and system availability will meet or exceed ninety-five (95%) percent of availability each month, subject to the following exceptions and conditions:

               (a) ACH and Bank Networks Excluded. ECHO's system connects to and relies on the ACH network, and the sponsoring bank's processing system. A failure of the ACH network or the sponsoring bank's system will not constitute a failure of ECHO's system and will not be computed toward the 95% availability requirement.

               (b) Public Networks Excluded. ECHO's system has multiple national communications networks, such as AT&T and MCI, it utilizes to access ECHO's data center operations. Any failure of such networks will not constitute failure of ECHO's system and will not be computed toward the 95% availability requirement.

               (c) Scheduled Maintenance Excluded. Scheduled System maintenance shall not count towards the 95% availability requirement set forth herein, provided such maintenance does not occur more than 3 hours per week.

               (d)        Force Majeure Excluded.   Force majeure
               events, as defined in section 9.16 herein, shall not count toward system availability.

     2.3.9 Right To Remedy. In the event ECHO fails to meet the ninety-five (95%) percent availability standard in the given month, ECHO shall have one full calendar month to re-establish such performance standard. NBDS agrees that only after ECHO has failed to re-establish the ninety-five (95%) percent availability requirement for one full calendar month following the calendar month in which ECHO was notified by NBDS of ECHO's failure to meet the 95% availability standard, will NBDS have all remedies allowed in law and/or equity for ECHO's failure. Any term or provision herein to the contrary notwithstanding, in addition to all legal and equitable remedies available to NBDS, all rights to and interest in the CHEXpedite Gateway and Gateway Process software and codes shall automatically and without notice pass to NBDS on the first day of the third calendar month immediately following the month of ECHO's initial failure to meet the 95% availability standard.

          2.3.10 Sponsoring Bank(s). ECHO agrees to provide at its sole expense a sponsoring bank for the purpose of providing access to ACH and the banking system in connection with the administrative reporting, accounting and processing activities contemplated under this Agreement, according to those terms required by the sponsoring bank.



                           ARTICLE 3  - DUTIES OF NBDS

     3.1       PROCESSING SERVICES  AND LICENSE FEE

     NBDS agrees to pay as set forth in Section 3.1.1 ECHO a Processing Fee and License Fee for ECHO's administrative reporting, accounting, and processing services.

               3.1.1 License and Processing Fee. NBDS agrees to pay ECHO for the Gateway and Process Licenses and processing activities to be performed by ECHO as set forth in Schedule 2.1.1.. ECHO and NBDS agree that ECHO may deduct its Processing Fee daily from the funds handled in the settlement process performed by ECHO. ECHO and NBDS further agree that Schedule 3.1.1 is an example Daily Settlement Worksheet which accurately reflects the accounting and processing aspects of the daily settlement process and how ECHO's Processing Fee is calculated, on a daily basis, along with the other daily settlement calculations.

          3.1.2     Audit Rights and Access to Books and Records.     NBDS
shall have the right to audit ECHO's books and records which reflect the processing fees and daily settlement calculations, at NBDS' cost, upon five
(5) business days' prior notice and during ECHO's regular business hours.

     3.2  NBDS' Obligations.

     3.2.1 Processing Exclusivity. NBDS agrees that, during the term of this Agreement, (except as provided in Section 9.21) NBDS shall use ECHO as its sole provider of the services contracted for in this Agreement.

     3.2.2 Development Support. In addition to providing ECHO with full, good faith cooperation and such information as may be required by ECHO in order to develop the CHEXpedite Gateway and the CHEXpedite Process, NBDS shall provide ECHO with reasonable information concerning NBDS's procedures, work flow, and transaction volumes as they relate to applications of the CHEXpedite Gateway and the CHEXpedite Process.

     3.2.3 Check Clearing Data Transmission. NBDS shall cause NBDS's affiliates or merchants who have given NBDS check presentment authority to transmit to ECHO or its designee, via the Internet, all data and information, in such electronic format and content as ECHO shall require in connection with the CHEXpedite Process including, but not limited to, check images and financial data to permit ECHO to perform its accounting and processing services in connection with the CHEXpedite Process.

     3.2.4 Sales and Marketing Services. During the term of this Agreement, NBDS agrees to perform, or cause to be performed, sales and marketing activities for merchant check services utilizing the CHEXpedite Gateway and CHEXpedite Process (except as provided in Section 9.19, 9.20 and 9.22).

     3.2.5 Losses Due to Fraud, Return Activity and Regulatory Fines & Penalties. NBDS agrees that losses due to fraud, return activity and fines and/or penalties imposed by regulatory agencies will be shared equally by ECHO and NBDS. ECHO will provide a periodic accounting of such losses to NBDS. NBDS hereby authorizes ECHO to debit one-half of such losses from the NBDS account. ECHO retains the unilateral right to decline to process for or terminate a merchant if in ECHO's sole opinion, continued processing for that merchant may constitute an unacceptable level of risk, profitability or potential for regulatory action. ECHO will have no liability to NBDS or its affiliates for any revenues lost due to such actions.

     3.2.6 Solicitation and Hiring of Employees. The parties recognize that the employees of each party, and such employees' loyalty and service, constitute a valuable asset of each party. Accordingly, the parties hereby agree not to employ or make any offer of employment to, nor enter into a consulting relationship with, any person who was employed by the other party for a period of two (2) years immediately following such person's termination of employment from one of the parties.

          3.2.7 Processing Volume. NBDS agrees that, during the term of this Agreement, it shall provide and deliver processing volumes in the quantities and for the amounts and periods set forth in Schedule
          3.2.7. At the time of acceptance of the CHEXpedite Gateway, according to Section 2.1.6, and the CHEXpedite Process, according to
          Section 2.3.6, ECHO shall deliver to NBDS a schedule of all ECHO's actual development costs (estimated to be @ $100,000) for the CHEXpedite Gateway and the CHEXpedite Process. In any quarter in which NBDS fails to meet the processing revenue requirements of
          Schedule 3.2.7, NBDS shall reimburse ECHO an amount of ECHO's actual development costs, previously delivered to NBDS, determined by a fraction ("Fraction") (whose denominator is the processing revenue requirement stated in Schedule 3.2.7 and whose numerator is {the required volume from Schedule 3.2.7 less the actual volume produced by NBDS}) multipled by the total development costs, so long as there remains any unreimbursed development costs (In other words, during any Quarter of 2000, if NBDS does not meet the processing revenue requirements in the quantities and for the amounts and periods set forth in Schedule 3.2.7, NBDS will reimburse ECHO a proportionate amount of the processing volume deficit calculated as a percentage of the ECHO's total actual development costs. For instance, if NBDS is 10% short in its Quarterly processing revenue requirements, NBDS will reimburse ECHO 10% of its actual development costs for that
          period).   No other penalty shall be suffered by NBDS for failure to
          meet the processing revenue requirements for the calendar year 2000 as detailed in Schedule 3.2.7. For each quarter after the year 2000, failure to meet the year 2000 fourth quarter processing revenue requirement shall result in a reduction in any commission due NBDS under Sections 9.19 and/or 9.22. Such reduction will be calculated as follows using the Fraction defined above in this
          Section: The sum of {Section 9.19 commission plus Section 9.22 commission}multiplied by Fraction. Other than possible repayment of ECHO's development costs for failure to meet year 2000 processing revenue requirements and/or reduction of post year 2000 commissions for failure to continue to meet the year 2000 forth quarter processing revenue requirement, no other penalty shall be suffered by NBDS for failure to meet the processing revenue requirements. Again, as an example, if NBDS is 10% short in its quarterly processing revenue requirements, beyond the year 2000, ECHO's commission payments to NBDS will be reduced proportionately for that quarter.

     ARTICLE 4 - CONFIDENTIALITY AND TRADE SECRETS

     4.1 Confidentiality. The CHEXpedite Gateway and CHEXpedite Process, including any modifications, changes, enhancements, conversions, upgrades or additions made to thereto, whether made by ECHO, NBDS, or a third party, are and shall be the sole and exclusive property of ECHO (subject to the provisions herein which grant joint ownership of the software to NBDS in the event NBDS is not in default of its obligations under this Agreement upon termination), including all applicable rights to patents, copyrights, trademarks and trade secrets inherent therein and appurtenant thereto. NBDS shall not reverse engineer ECHO's CHEXpedite Gateway and CHEXpedite Process, or utilize any of ECHO's confidential or proprietary information or any components of the CHEXpedite Gateway and CHEXpedite Process itself to develop a software system with materially equivalent functionality during the term of this Agreement. NBDS shall not sell, transfer, publish, disclose, display or otherwise make available to others any Source Code, object code, documentation or other material relating to the CHEXpedite Gateway and CHEXpedite Process. NBDS shall use its best efforts to assist ECHO in identifying and preventing any use or disclosure of the Source Code or object code of the CHEXpedite Gateway or CHEXpedite Process, or any of the algorithms or logic contained therein. Without limitation of the foregoing, NBDS shall advise ECHO immediately in the event that NBDS learns of or has reason to believe that any person who has had access to the CHEXpedite Gateway and CHEXpedite Process, or any portion thereof, has violated or intends to violate the terms of this Agreement; and NBDS will cooperate with ECHO in seeking injunctive or other equitable relief in the name of NBDS or ECHO against any such person.

     4.2 ECHO Trade Secrets. NBDS acknowledges that the CHEXpedite Gateway and CHEXpedite Process contains proprietary trade secrets of ECHO and hereby agrees to maintain the confidentiality of the CHEXpedite Gateway and CHEXpedite Process in a manner using at least as great a degree of care as the manner used to maintain the confidentiality of NBDS's own most confidential information

     4.3  NBDS Trade Secrets.      ECHO acknowledges that the information
provided to it by NBDS represents or contains proprietary trade secrets of NBDS and hereby agrees to maintain the confidentiality of any such proprietary trade secrets of NBDS in a manner using at least as great a degree of care as the manner used to maintain the confidentiality of ECHO's own most
confidential information.   All the information provided to ECHO by NBDS
constitutes the work product of NBDS and is confidential and proprietary.


     4.4 CHEXpedite Trademark. It is hereby expressly acknowledged and agreed by ECHO that the trademark "CHEXpedite" is the exclusive property of NBDS, including all good will arising thereunder, together with any and all trademark registrations and renewals thereof. ECHO shall take no action, or fail to take action, which is detrimental to NBDS's exclusive rights therein. The development of CHEXpedite Gateway and CHEXpedite Process will not give ECHO any rights to or interests in the CHEXpedite trademark.

     4.5 Patent Filing. NBDS and ECHO shall undertake the filing of a patent in an attempt to protect and secure the processes contained in the CHEXpedite Process program. The patent will be jointly owned by NBDS and ECHO, if awarded, and all costs to pursue said patent shall be shared equally by NBDS and ECHO, whether or not the patent is awarded.

     ARTICLE 5 - TERM/TERMINATION

     5.1 Term and Termination. This Agreement and the License granted hereunder shall remain in force until either party terminates this Agreement as follows:

          5.1.1 Term. The initial term of this Agreement shall be five years beginning on the effective date set forth in the preamble of this Agreement, subject to the right of NBDS to renew this Agreement for an additional 5 years by delivery of written notice to ECHO no sooner than 6 months prior to the scheduled termination date of the initial five year term of this Agreement. NBDS acknowledges and agrees that any such option to renew shall not be effective if NBDS is in default of its obligations under this Agreement at the time of any exercise of the option to renew.

          5.1.2 Termination for Event of Default. Either party shall have the right to terminate this Agreement six (6) months after delivery of written notice to the other party upon the occurrence of and stating the express nature of an Event of Default. For the purposes of this subsection, an Event of Default means: (i) material violation or breach by the other party, its officers or employees of any provision of this Agreement, including, but not limited to, confidentiality and payment, and that has occurred not more than ninety (90) days prior to delivery of the written termination notice; (ii) the termination of the business of the other party; (iii) the revocation of any license issued by any state or federal regulatory agency, the issuance of which is necessary for the conduct of the business of the other party; (iv) voluntary or involuntary filing of a bankruptcy petition or similar proceeding under state or federal law with respect to the other party; (v) the other party's insolvency or the making of any assignment for the benefit of creditors by the other party.

          5.1.3 Post Termination Relationship. For a period of three years following termination, NBDS and ECHO will continue to jointly service, under the terms of this Agreement, any CHEXpedite merchants relationships existing at the time of termination. Except as provided in 3.2.5., ECHO may not terminate processing during this three year period. NBDS will not solicit those merchants to move to another Processor during this three year period.

          5.1.4 Effect of Termination. The following provisions of this Agreement shall survive its termination: Article 4, Article 5, Article 6, and
Article 9.
     ARTICLE 6 - REMEDIES
Each party, upon an Event of Default, shall have all remedies available at both law and equity.

               ARTICLE 7 - REPRESENTATIONS AND WARRANTIES OF ECHO

     7.1 Due Organization. ECHO is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

     7.2 Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement executed by ECHO is within ECHO's powers, has been duly authorized, and is not in conflict with ECHO's articles of incorporation or by-laws, or terms of any charter or other organizational document of ECHO; and that this Agreement constitutes a valid and binding obligation of ECHO, enforceable in accordance with its terms.

     7.3 Compliance with Applicable Laws. ECHO has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

     7.4 No Conflict. The execution, delivery and performance by ECHO of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which ECHO is a party or by which ECHO may be bound or affected.

     7.5 No Event of Default. No Event of Default has occurred and is continuing.

               ARTICLE 8 - REPRESENTATIONS AND WARRANTIES OF NBDS

     NBDS represents and warrants that as of the effective date of this
Agreement:

     8.1 Due Organization. NBDS is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

     8.2 Authorization, Validity and Enforcement. The execution, delivery and performance of this Agreement executed by NBDS is within NBDS' powers, has been duly authorized, and is not in conflict with NBDS' operating agreement, or terms of any charter or other organizational document of NBDS; and that this Agreement constitutes a valid and binding obligation of NBDS, enforceable in accordance with its terms.

     8.3 Compliance with Applicable Laws. NBDS has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

     8.4 No Conflict. The execution, delivery and performance by NBDS of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which NBDS is a party or by which NBDS may be bound or affected.

     8.5 No Event of Default. No Event of Default has occurred and is continuing.

                               ARTICLE 9 - GENERAL

     9.1 Notice. Any notice given by any party under this Agreement shall be in writing and personally delivered, deposited in the U.S. mail, postage prepaid, or sent by facsimile transmission, charges prepaid, and addressed as follows:

To NBDS:

National Bank Drafting Systems, Inc.
6707 Brentwood Stair Road, Suite 640
Fort Worth, Texas 76112
Attn: George Gouffray
Facsimile No.: (817) 446-3236

To ECHO:

Electronic Clearing House, Inc.
28001 Dorothy Drive
Agoura Hills, CA 91301
Attn: Joel M. Barry, CEO & Chairman
Facsimile No.: (818) 597-8999

     Each party may change the address to which notices, requests and other communications are to be sent by giving notice of such changes to the other party.

     9.2 Binding Effect. This Agreement shall be binding upon and inure to the benefit of ECHO and NBDS and their successors and assigns.

     9.3 No Waiver. Any waiver, permit, consent or approval by either party of any event of default or breach of any provision, condition or covenant of this Agreement must be in writ-ing and shall be effective only to the extent set forth in writing. No waiver of any breach or default shall be deemed a waiver of any later breach or default of the same or any other pro-vision of this Agreement. Any failure or delay on the part of either party in exercising any power, right or privilege under this Agreement shall not operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude any further exercise thereof.

     9.4 Rights Cumulative. All rights and remedies existing in this Agreement are cumulative to, and not exclusive of, any other rights or remedies available under this Agreement or applicable law.

     9.5 Unenforceable Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all remaining provisions of this Agreement shall remain valid and enforceable.

     9.6 Execution in Counterparts. This Agreement may be executed in any number of counterparts which, when taken together, shall constitute but one agreement.

     9.7 Further Assurance. At any time or from time to time upon the request of either party the other party will execute and deliver such further documents and do such other acts as the requesting party may reasonably request in order to affect fully the purposes of this Agree-ment and provide for the performance of all contemplated acts and activities in accordance with the terms of this Agreement.

     9.8 Assignment. Except as otherwise provided herein, the rights and obligations of ECHO and NBDS under this Agreement are personal and not assignable, either voluntarily or by operation of law, without prior written consent of both parties. Notwithstanding the foregoing, NBDS shall have the right to assign this Agreement in connection with the sale of all or substantially all of NBDS's assets or equity. Subject to the foregoing, all provisions contained in this Agreement shall extend to and be binding upon the parties hereto or their respective successors and permitted assigns.

     9.9 Legal Fees and Costs. In the event of any dispute arising out of or in connection with this Agreement, the prevailing party, in any judicial action or proceeding, including arbitration, shall be entitled to recover its reasonable attorney's fees and court costs, in addition to any other recovery permitted by law or equity.

     9.10 Jury and Bench Trial Waiver. In the event of any dispute, controversy or claim arising out of, related, or in connection with this Agreement, including all arbitrability questions, the parties agree that any such dispute, controversy or claim shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association ("AAA"), and judgment upon any award rendered by any arbitrator or arbitrators, may be entered in any court having jurisdiction thereof. Any provisional remedy which would be available from a court of law, shall be available from the arbitrator or arbitrators, to the parties to this Agreement pending arbitration. Notwithstanding the foregoing, full discovery shall be available to or permitted for each of the parties in the event arbitration proceedings are initiated for the production of documents and the taking of oral or written depositions. All such discovery shall be governed by the federal rules of civil procedure and all issues regarding compliance with discovery requests shall be decided by the arbitrator according to the governing law of this Agreement. The arbitration shall be conducted in Fort Worth, Texas or Los Angeles, California at the election of the party initiating the arbitration and shall be heard and decided by one neutral arbitrator chosen by AAA according to its Commercial Arbitration Rules if the amount of the claim is $500,000.00 or less and by three (3) neutral arbitrators chosen by AAA in the same manner if the amount of the claim is more than $500,000.00. Both parties agree that an issue once arbitrated in one jurisdiction will not be eligible for rearbitration in the other jurisdiction. Neither party nor the AAA nor any arbitrator may disclose the existence, content, or results of any arbitration hereunder without the prior written consent of NBDS and ECHO. All fees and expenses of any arbitration shall be borne equally by NBDS and ECHO. Notwithstanding the foregoing, NBDS and ECHO shall each bear the expense of its own counsel, experts, witnesses and preparation and presentation of proofs and evidence and conduct of the arbitration. The prevailing party in any arbitration proceeding, as determined by the arbitration award, shall be entitled to an award of reasonable attorneys' fees and arbitration administrative expenses.

     9.11 Schedules. The Schedules referenced in and attached to this Agreement are hereby incorporated into this Agreement by reference for all purposes and are subject to revisions that will be incorporated by mutual acceptable amendments to this Agreement.

     9.12 Amendments. This Agreement, including the Schedules, may be amended or modified only by prior written agreement signed by all the parties.

     9.13 Relationship with Parties. This Agreement is not intended by the parties to constitute or create a joint venture, partnership, or formal business organization of any kind, and the rights and obligations of the parties shall be only those expressly set forth herein. The parties shall remain independent contractors at all times and neither party shall act as the agent for the other.

     9.14 State Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies, without giving effect to the principles of choice of law thereof. For purposes of any lawsuit, action, or proceeding arising out of or relating to this Agreement, NBDS and ECHO agree that any process to be served in connection therewith shall, if delivered sent or mailed in accordance with Section 7.1, constitute good, proper and sufficient service.


     9.15 Headings. The headings listed after each section number in this Agreement are inserted for convenience only, do not constitute a part of this Agreement, and are not to be considered in connection with the interpretation or enforcement of this Agreement.

     9.16 Force Majeure. If performance by a party of any service or obligation under this Agreement is prevented, restricted, delayed or interfered with by reason of labor disputes, strikes, acts of God, floods, lightning, earthquakes, shortage of materials, rationing, utility or communication failures, failure or delay in receiving electronic data, blockages, embargo, or any law, order, proclamation, regulation, ordinance, demand or requirement having legal effect of any government or any judicial authority or representative of any such government, or any other act or omission whatsoever, which are beyond the reasonable control of such party, then such party shall be excused from the performance to the extent of the prevention, restriction, delay or interference.

     9.17 Entire Agreement. This Agreement, including exhibits, sets forth all of the promises, agreements, conditions and understandings between the parties respecting the subject matter hereof and supersedes all negotiations, conversations, discussions, correspondence, memorandums and agreements between the parties concerning the subject matter herein. This Agreement may not be amended or modified except by a writing signed by authorized representatives of both parties to this Agreement.

     9.18 Time is of the Essence. The parties acknowledge and agree that time shall be of the essence in connection with the performance of all obligations set forth herein.

     9.19 Magic Exception. It is acknowledged by NBDS that Magic Software, Inc. is a wholly owned check services subsidiary of ECHO and is in the business of providing similar services as those performed by the CHEXpedite Gateway and CHEXpedite Process. NBDS acknowledges, understands and agrees that:
          Magic Software, Inc. is providing software that is used to process the check presentment, re-presentment and funds verification services contained in the CHEXpedite Process;
          No claim of ownership or exclusivity can be made by NBDS to software provided by Magic Software, Inc.;
          Magic Software, Inc. reserves the right to (a) complete its development of an Internet gateway functionality that performs the same function as the CHEXpedite gateway and to (b) offer check presentment services similar to the CHEXpedite Process to the same markets targeted by NBDS;
          Magic Software, Inc. may contract with other third parties to sell the services described in (iii) above and those third parties may compete directly with NBDS. Such sales are not commissionable to NBDS.
          ECHO will not provide Magic with the CHEXpedite Gateway or allow Magic to market the CHEXpedite Process, nor allow Magic Software, Inc. to reverse engineer the CHEXpedite Gateway or CHEXpedite Process, at any time or under any circumstances, without NBDS's prior written approval.
          NBDS acknowledges and agrees that Magic, in lieu of completing the development of its proprietary Internet processing gateway and service, it reserves the right to process electronic check transactions, under a generic name, utilizing the CHEXpedite Gateway and CHEXpedite Process. ECHO shall compensate NBDS with 10% of the gross amount of such check processing revenues for as long as such services are provided by Magic providing NBDS meets the quarterly processing revenue requirements and/or reimburse ECHO for actual development cost as set forth under Section 3.2.7 herein.

     9.20 ECHO Excluded Accounts. NBDS acknowledges that ECHO already serves over 19,000 merchants and U-Haul dealers. NBDS acknowledges that it shall have no right or interest in any check processing services ECHO will offer to its current base of merchants and dealers. ECHO shall not utilize any NBDS process or software, including CHEXpedite, in ECHO's check processing services described in this paragraph.

     9.21 NBDS Excluded Accounts. ECHO acknowledges that NBDS currently provides check presentment services to certain merchants through other processors. ECHO acknowledges that it has no right or claim to revenues derived therefrom.

     9.22      ECHO Sales.    NBDS acknowledges and agrees that ECHO reserves
the right to generate sales of check services through the efforts of sales personnel employed by ECHO. For sales of check services by ECHO that use the CHEXpedite Gateway and CHEXpedite Process, ECHO shall compensate NBDS with 10% of such check service gross revenues for as long as such services are provided by ECHO and as long as NBDS meets its performance requirements under Schedule
3.2.7 herein.
     IN WITNESS WHEREOF, NBDS and ECHO have executed this Agreement by duly authorized representatives effective as of the date set forth in the preamble.


Electronic Clearing House, Inc.              National Bank Drafting Systems,
Inc.






By:___________________________________  By:_______________________________


Title: _________________________________
Title:______________________________
     Joel M. Barry
     Chairman of the Board &
     Chief Executive Officer













SCHEDULE 1 - DEFINITIONS


CHEXpedite Gateway - Except as allowed in Section 9.19, the ECHO/Internet interface through which electronic check transactions are transmitted from the websites of CHEXpedite merchants to the ECHO processing center. CHEXpedite Process - As described in Schedule 2.1.1, the unique series of automated and manual processes performed by ECHO and/or it subsidiary Magic Software, Inc., which, in total, comprise the exact method by which electronic check transactions are processed by the CHEXpedite service.

Recollect - (A part of the CHEXpedite Process) A series of outgoing telephone calls whereby ECHO personnel attempt to verify funds with the checkwriter's bank and, upon verification of funds, resubmit the transaction.
Sponsoring Bank(s) - one or more financial institutions through which ECHO contract to gain access to the Federal Reserve System's Automated Clearing House Network.

Source Code - The originally documented programming code, with comments, that was created for the CHEXpedite Gateway and CHEXpedite Process.

Processor - any entity which performs any of the check presentment, re-presentment, funds verification, settlement, billing, etc. processes provided by ECHO under this Agreement.


    SCHEDULE 2.1.1 - CHEXpedite GATEWAY AND CHEXpedite PROCESS SPECIFICATIONS

The CHEXpedite Gateway and CHEXpedite Process is a fully integrated system and shall constitute ALL of the following elements:

A consumer shopping via the Internet selects "Pay by Check" as the payment option.

The image of a check appears on the consumer's display along with instructions on how to complete the check transaction notification that a collection fee (as allowed by applicable state law) will be charged if the check is returned by the checkwriter's bank.

The transaction data is transmitted via the Internet to CHEXpedite upon the consumer's final authorization of the goods and/or services purchased
        the amount of the purchase

The CHEXpedite system does initial processing of the transactions by verifying that the routing information for each check satisfies the check digit algorithms via a national data base, verifying that the "electronic" routing number for each check is the same as the "paper" routing numbers provided by the checkwriters correcting transactions for which the two routing numbers are not the same.

CHEXpedite then submits the transactions (1st Presentment) for clearing via the Federal Reserve's Automated Clearing House (ACH) whereby the checkwriters' accounts are debited for the purchase amounts and the merchant's account is credited for the purchase amount less CHEXpedite's processing fee(s). Such processing fees consist of a discount fee (a percentage of the face value of each transaction) a transaction fee (a flat fee for each transaction processed) an administrative fee (a flat fee per merchant account, charged monthly)
        All processing fees are collected electronically by the CHEXpedite system. The discount fee and the transaction fee are collected daily, prior to the deposit of funds to the merchant's account, by netting the fees against the sales activity for that day. The administrative fees are collected monthly via electronic debit to the merchants' accounts.

Unless the 1st Presentment of a transaction is subsequently returned unpaid by the checkwriter's bank, this completes the processing of that transaction.

If the 1st Presentment of a transaction is returned (1st Return) by the checkwriter's bank, then:
        If the reason for the return is Account Closed, Stop Payment, Fraud or any other reason that precludes a 2nd presentment of the transaction, then CHEXpedite notifies the merchant of the returned check charges the transaction back to the merchant's account refunds the discount fee to the merchant.
        If the reason for the return is either NSF (non-sufficient funds) or UCF (uncollected funds), then the transaction is immediately resubmitted (2nd Presentment) for clearing via the ACH the merchant is notified of the 1st Return so that they can delay shipment of product or providing of services. Rather than charge a resubmittable, 1st Return transaction back to the merchant, CHEXpedite covers the negative float on this returned item while the transaction is re-submitted for clearing via the ACH.

If the 2nd presentment clears the checkwriter's account, the collection fee is charged to the checkwriter's account via the ACH. Unless this 2nd Presentment is subsequently returned unpaid by the checkwriter's bank, this completes the processing of that transaction.

If the 2nd Presentment of a transaction is returned (2nd Return) by the checkwriter's bank then, regardless of the reason for this 2nd Return the merchant is notified of 2nd Return
     the transaction is charged back to the merchant's account the original discount fee is refunded to the merchant.

If the reason for this 2nd return is either NSF (non-sufficient funds) or UCF (uncollected funds), the transaction can be submitted to the ACH for a third and final time (3rd Presentment). In order to help insure that a 3rd Presentment will not be returned by the checkwriter's bank, the CHEXpedite Process automatically refers the transaction to ECHO personnel who, via a series of outgoing telephone calls over a 30 to 60 day period, attempt to verify funds with the checkwriter's bank. Upon either verifying that funds are available, or
     the end of the 30 - 60 period, then
          the transaction is re-submitted (3rd Presentment) for clearing via the ACH the proceeds of that transaction are again deposited to the merchant's account the original discount fee is again charged to the merchant.

If the 3rd presentment clears the checkwriter's account, the collection fee is charged to the checkwriter's account via the ACH. Unless this 3rd Presentment is subsequently returned unpaid by the checkwriter's bank, this completes the processing of that transaction.

If the 3rd Presentment of the transaction is returned (3rd Return) by the checkwriter's bank, the transaction can no longer be processed via the ACH. The merchant is then notified of the 3rd Return
     the transaction is charged back to the merchant's account the discount fee is again refunded to the merchant.
     SCHEDULE 2.2 - ADMINISTRATIVE REPORTING and ACCOUNTING ACTIVITIES

     (The mechanism by which ECHO, on a monthly basis, provides merchant processing data to NBDS to facilitate NBDS payment of sales commission and reconciliation of revenues.)

For each CHEXpedite merchant, the following detailed information will be included in this monthly report:

        Merchant Name
        Merchant ID Number
        License Number
        Monthly Sales Volume - Number of Transactions and Gross $ Volume

        Returned Items - Number of Items and $ Volume
        Discount Fees - Gross $ and Net $
        Transaction Fees  - $
        Administrative Fees - $
        Recollect Fee Revenues - Number of Items and Recollect Revenue $

FOOTNOTE:

ECHO will pay (through the ACH Network) NBDS by the 10th day of the month following the processing activity NBDS' share of the CHEXpedite and all related fees.

               SCHEDULE 3.1.1 - DAILY SETTLEMENT SHEET EXAMPLE, SCHEDULE of FEES AND FEE SPLIT

               Daily Settlement Sheet Example:

               Day's Gross CHEXpedite Sales - # of Transactions and $

               Day's Gross CHEXpedite Returns - # of Transactions and $

               Day's Net CHEXpedite Returns  =    $
               X $ @
               X $ @ (allowance for rate exception)    =    $
               X $ @      cent per transaction    =    $
               X $ @ Recollect Fees               =    $
               X $ @ Administrative Fees          =    $

               Days Total Revenues =    $

               NBDS agrees to split with ECHO the CHEXpedite discount fees, transaction fees and related Re-Collect fee as follows:

               CHEXpedite Fee = % of transaction face value plus cents (per transaction). NBDS will split with ECHO on a 50%-50% basis the % and cent fee per transaction

               Re-Collect Fees = NBDS will split with ECHO on a 50%-50% basis the Net Fee Collected. As an example, the NSF recovery fee = $ (-) minus the rebate to merchant ($ ) = $
               Therefore, NBDS will split the Net Fee = $   with ECHO on a
               50%-50% basis

               ECHO agrees it will administer on behalf of NBDS all related Support Services associated with the processing of CHEXpedite and Re-Collect.

               Monthly Administrative Fee = $   . NBDS agrees to split this
               fee with ECHO on a 50%-50% basis.

               NBDS and ECHO reserves the right to mutually agree to change or, on a merchant by merchant basis, make exceptions to any of the above fees as market conditions warrant.

               SCHEDULE 3.2.7 - PROCESSING REVENUE REQUIREMENTS

Schedule 3.2.7 below is subject to the terms set forth in Article 3.2.7. In order for NBDS not to be required to reimburse ECHO's actual development costs
(estimated to be @ $     ) for the CHEXpedite Gateway and the CHEXpedite
Process granted under this Agreement, the sales and marketing efforts of NBDS must generate for ECHO approximately 50% of the gross revenues shown for each
of the following quarters.   The following schedule only relates to CHEXpedite
and the related Re-Collect product. The remaining Electronic Services NBDS wishes to process through ECHO will be addressed under separate cover and not part of this Agreement.

Quarter Ending March 31, 2000 $

Quarter Ending June 30, 2000  $

Quarter Ending September 30, 2000  $

Quarter Ending December 31, 2000   $

Failure by NBDS, after full reimbursement to ECHO of all CHEXpedite Gateway and CHEXpedite Process actual development costs and/or NBDS meeting the above reflected performance benchmarks, to maintain the December 31, 2000 processing revenues required during the term of this Agreement, shall require that NBDS and ECHO negotiate mutually agreeable processing fee distribution splits.