Form 10-Q
period 1999-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2000-02-14
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
                       ----------------------------------


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the period ended December 31, 1999

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

                    Yes   X                       No


     As of February 7, 2000, there were 21,518,126 shares of the Registrant's Common Stock outstanding.







                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX


                                                                 Page No.

                         PART I.  FINANCIAL INFORMATION


Item 1.        Consolidated Financial Statements:



               Consolidated Balance Sheet                               3
                 December 31, 1999 and September 30, 1999

               Consolidated Statement of Operations                     4
                 Three months ended December 31,
                 1999 and 1998

               Consolidated Statement of Cash Flows                     5
                 Three months ended December 31, 1999 and 1998

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  9
               Financial Condition and Results of
               Operations



                           PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                        12

               Signatures                                              13

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements


                         ELECTRONIC CLEARING HOUSE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                   December 31   September 30
                                                      1999           1999
                                                          (Unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . . . .$ 1,770,000    $ 2,900,000
   Restricted cash . . . . . . . . . . . . . . .    710,000        736,000
   Accounts receivable less allowance
    of $975,000 and $1,001,000 . . . . . . . . .  1,368,000      1,532,000
   Inventory less allowance of
    $202,000 and $202,000. . . . . . . . . . . .    607,000        580,000
   Prepaid expenses and other assets . . . . . .    146,000         88,000
   Other receivable  . . . . . . . . . . . . . .  1,404,000        323,000

         Total current assets. . . . . . . . . .  6,005,000      6,159,000

Noncurrent assets:
   Other receivables . . . . . . . . . . . . . .     19,000         27,000
   Property and equipment, net . . . . . . . . .  2,238,000      1,962,000
   Real estate held for investment, net  . . . .    252,000        252,000
   Deferred tax asset. . . . . . . . . . . . . .  1,385,000      1,392,000
   Other assets, net . . . . . . . . . . . . . .  1,424,000      1,222,000
   Goodwill, net . . . . . . . . . . . . . . . .  1,885,000       1,918,000

       Total assets. . . . . . . . . . . . . . .$13,208,000    $12,932,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current
    portion of long-term debt  . . . . . . . .   $  149,000     $  149,000
   Accounts payable  . . . . . . . . . . . .        267,000        159,000
   Accrued expenses. . . . . . . . . . . . . . .    757,000        779,000
   Deferred income . . . . . . . . . . . . . . .     62,000         62,000

         Total current liabilities . . . . . . .  1,235,000      1,149,000

Long-term debt . . . . . . . . . . . . . . . . .    575,000        599,000

         Total liabilities . . . . . . . . . . .          1,810,000  1,748,000


Stockholders' equity:
   Convertible preferred stock, $.01 par value,
    5,000,000 shares authorized:
    Series "K", 25,000 and 25,000 shares
     issued and outstanding. . . . . . . . . . .       -0-            -0-
    Series "L", 40,000 and 40,000 shares
     issued and outstanding. . . . . . . . . . .       -0-            -0-
   Common stock, $.01 par value,
     36,000,000 authorized:
    20,328,126 and 19,874,126 shares issued;
     20,241,260 and 19,788,213 shares
      outstanding. . . . . . . . . . . . . . . .    203,000        199,000
   Additional paid-in capital. . . . . . . . . . 17,189,000     16,958,000
   Accumulated deficit . . . . . . . . . . . . . (5,854,000)    (5,835,000)
   Less treasury stock at cost,
    86,866 and 85,913 common shares. . . . . . .    (140,000)     (138,000)

         Total stockholders' equity  . . . . . .  11,398,000    11,184,000

       Total liabilities and
        stockholders' equity . . . . . . . . . .$13,208,000    $12,932,000

          See accompanying notes to consolidated financial statements.





                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         Three Months
                                                      Ended December 31,
                                                       1999         1998
                                                          (Unaudited)
Revenues:
   Bankcard processing revenue . . . . . . . .    $3,635,000   $3,376,000
   Transaction revenue . . . . . . . . . . . .     2,462,000    1,771,000
   Terminal sales and lease revenue  . . . . .       108,000       94,000
   Other revenue . . . . . . . . . . . . . . .           -0-      228,000

       . . . . . . . . . . . . . . . . . . . .     6,205,000    5,469,000

Costs and expenses:
   Processing and transaction expense  . . . .     4,361,000    3,734,000
   Cost of terminals sold and leased . . . . .        95,000       72,000
   Other operating costs   . . . . . . . . . .       731,000      569,000
   Selling, general and administrative . . . .     1,022,000      845,000
   Amortization expense-acquisition. . . . . .        52,000        -0-


                                   . . . . . .     6,261,000    5,220,000

        (Loss) income from operations. . . . .       (56,000)     249,000


Interest income. . . . . . . . . . . . . . . .        71,000       48,000
Interest expense . . . . . . . . . . . . . . .       (19,000)     (25,000)


        (Loss) income before provision
         for income tax. . . . . . . . . . . .        (4,000)     272,000


Provision for income taxes . . . . . . . . . .                (15,000)        (14,000)


     Net (loss) income   . . . . . . . . . . .    $  (19,000)  $  258,000


     Earnings per share - Basic    . . . . . .      $    -0-     $   0.02

     Earnings per share - Diluted. . . . . . .      $    -0-     $   0.01





          See accompanying notes to consolidated financial statements.




                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Three Months
                                                         Ended December 31,
                                                           1999       1998
                                                             (unaudited)
Cash flows from operating activities:
  Net (loss) income                                $   (19,000)  $  258,000
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
   Depreciation                                         79,000       63,000
   Amortization                                         98,000       18,000
   Provisions for losses on accounts and
    notes receivable                                    54,000       25,000
   Provision for income taxes                            7,000         -0-
Changes in assets and liabilities:
   Restricted cash                                      26,000      117,000
   Accounts receivable                                 116,000      156,000
   Inventory                                           (27,000)     (41,000)
   Prepaid expenses and other assets                   (92,000)     (45,000)
   Accounts payable                                    108,000      (97,000)
   Accrued expenses                                    (17,000)     (18,000)


   Net cash provided by operating activities           333,000      436,000

Cash flows from investing activities:
   Other assets                                       (249,000)       -0-
   Purchase of equipment.                             (355,000)    (103,000)

   (Increase) decrease in notes receivable          (1,047,000)       1,000

  Net cash used in investing activities             (1,651,000)    (102,000)

Cash flows from financing activities:
  Repayment of notes payable                           (29,000)     (35,000)
  Proceeds from acquisition                              4,000         -0-
    Proceeds from common stock warrants exercised      140,000      190,000
  Proceeds from exercise of stock options               73,000       41,000

  Net cash (used in) provided by
   financing activities                               (188,000)     196,000

Net (decrease) increase in cash                     (1,130,000)     530,000
Cash and cash equivalents at beginning of period     2,900,000    2,486,000

Cash and cash equivalents at end of period          $1,770,000   $3,016,000





          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of December 31, 1999, and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim period. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The result of operations for the three months ended December 31, 1999 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2000.

NOTE 2 - Net income (loss) per share:

     Net income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of net income (loss) per share except where it would be anti-dilutive. For the basic net income (loss) per common share, the convertible preferred stock is not considered to be equivalent to common stock. Earnings
(loss) per share - basic amounts included in the consolidated statement of operations are based upon average shares outstanding of 19,970,115 and 15,876,845 in the three months ended December 31, 1999 and 1998, respectively. Earnings (loss) per share - diluted amounts included in the consolidated statements of operations are based upon average shares outstanding of 22,768,053 in the three months ended December 31, 1998. Diluted earnings per share for the three months ended December 31, 1999, are not disclosed as potentially dilutive common stock equivalents would be anti-dilutive to the loss per share calculation.


NOTE 3 - Non-cash transactions:

     Significant non-cash transaction for the three months ended December 31, 1999 was as follows:

   - In connection with the acquisition of Peak Check Services, a collection division of Magic Software Development, Inc., the Company issued 20,000 shares of common stock with a market value of $22,000.


     Significant non-cash transaction for the three months ended December 31, 1998 was as follows:

   - Capital equipment of $43,000 was acquired under capital leases.


NOTE 4 - Inventory:

   The components of inventory are as follows:


                                        December 31    September 30
                                           1999            1999

     Raw materials                     $242,000         $249,000
     Finished goods                     567,000          533,000

                                       $809,000         $782,000
     Less:
      Allowance for obsolescence        202,000          202,000

                                       $607,000         $580,000



NOTE 5 - Note Receivable:

     In November 1999, the Company completed a $1,000,000 post-petition secured financing arrangement with Tropical Beaches, Inc. dba New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. This loan is secured by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. This loan bears interest at eighteen percent (18%) per annum and is currently scheduled to be repaid starting in February 2000.


NOTE 6 - Segment Information:

     The Company currently operates in three business segments: Bankcard and transaction processing, Terminal Sales and Leasing, and check-related products, all of which are located in the United States.

     The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities.




                                             For the Three Months Ended
                                                    December 31,
                                                1999            1998

Revenues:
  Bankcard and transaction processing     $5,876,000      $5,361,000
  Terminal sales and leasing                 108,000          94,000
  Check-related products                     221,000          14,000
                                          $6,205,000      $5,469,000

Operating income:
  Bankcard and transaction processing       $338,000        $351,000
  Terminal sales and leasing                 (87,000)       (107,000)
  Check-related products                    (307,000)          5,000
                                            $(56,000)       $249,000




NOTE 7 - Subsequent Event:

     On January 4, 2000, the Company acquired Rocky Mountain Retail Systems, Inc. (RMRS). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition.

     Pursuant to the Merger Agreement, the Company issued a total of 1,000,000 shares of common stock to the selling shareholders of RMRS. An additional 1,500,000 shares of common stock will be placed into escrow to be issued to the RMRS selling shareholders under a performance clause wherein, should the RMRS subsidiary's performance meet or exceed predetermined earnings goals for years 2000 through 2002, a proportionate number of performance-based shares will be issued.



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

New Development

On January 4, 2000, the Company completed the acquisition of Rocky Mountain Retail Systems, Inc. (RMRS), based in Boulder, Colorado. The acquisition was accounted for using the purchase method of accounting.

Under the terms of the acquisition agreement, the Company issued 1,000,000 shares of restricted common stock. An additional 1,500,000 shares of restricted stock will be placed into escrow to be issued to the RMRS selling shareholders under a performance clause wherein, should the RMRS subsidiary's performance meet or exceed predetermined earnings goals for years 2000 through 2002, a proportionate number of performance-based shares will be issued.

RMRS is the creator/owner and processor for National Check Information Systems
(NCIS) through which RMRS provides check verification services to large retail chains, processors and collection agencies across the nation.

RMRS will operate as a wholly owned subsidiary and Dr. Donald Dick, President of RMRS, will remain the President of the ECHO subsidiary. Operations will remain in Boulder, Colorado. Mr. Robert Anderson will continue to serve as Vice President and Chief Technical Officer. Mr. Arnold Feinberg will continue to oversee all sales activity for RMRS and will serve as Vice President of Sales.


Result of Operations

Three Months Ended December 31, 1999 and 1998

Revenues.    Electronic Clearing House, Inc. recorded a net loss of $19,000 for the first quarter of fiscal year 2000 as compared to a net income of $258,000 in the same period for the prior year. Loss before income tax provision was $4,000 for this fiscal quarter versus income of $272,000 for the first fiscal quarter of 1999.

The Company incurred higher operating expenses during this fiscal quarter as a result of the various check related products and services currently under development. The Company also incurred higher marketing and operating expenses to fully integrate and market these new products and services.

Total revenue for the quarter increased from $5,469,000 in fiscal 1999 to $6,205,000 in fiscal 2000, a 13.5% increase.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard processing and transaction revenue increased 9.6%, from $5,361,000 in first fiscal quarter 1999 to $5,876,000 in first fiscal quarter 2000. This increase was primarily attributable to a 13.1% increase in bankcard processing volume. Additionally, there was a 17.2% increase in U-Haul transaction revenue over the same prior year quarter. Increase in bankcard processing and transaction revenue was partially offset by a decrease of $228,000 in certain software development revenue recorded in the prior year. Check-related products revenues increased from $14,000 in the first fiscal quarter of 1999 to $221,000 in the first fiscal quarter of 2000, a 1478.6% increase.

In the first quarter of 2000, the Company reviewed certain higher volume merchants who were believed to present potential risk to the Company due to the combination of risk factors which included the nature of their service and their operating history. Furthermore, this review resulted in several merchants being terminated and, for a short time, will lower the Company's revenues and earnings from its processing activities. Management believes that the reduced volume will be replaced through new business by the third quarter of 2000 and that the actions taken at this time to terminate select merchants will diminish the likelihood of any major loss being incurred by the Company due to merchant activity, merchant fraud or merchant closure.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended December 31, 1999 were $108,000, which represented a 14.9% increase over $94,000 for the same fiscal quarter last year.

Between January and February of 2000, the Company received accumulated orders from U-Haul for approximately 2,400 terminals to be delivered sometime in April to May 2000 time frame. The total number of active U-Haul systems in the field will be approximately 14,000 after this deployment is completed.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense, transaction expense and customer service expense, increased from $3,734,000 in the first fiscal quarter of 1999 to $4,361,000 in the current fiscal quarter, a 16.8% increase. This was in direct relation to the 9.6% increase in processing and transaction revenues for the current fiscal quarter.

Cost of terminals sold and leased increased from $72,000 in the first quarter of fiscal year 1999 to $95,000 in the current fiscal quarter, a 31.9% increase.

Other operating costs increased from $569,000 in the first fiscal quarter 1999 to $731,000 in the first fiscal quarter 2000, a 28.5% increase. This is reflective of the on-going investments made by the Company for the development of the various check related products and services and the increase in sales and marketing expenses to promote and integrate such products.

Selling and general and administrative expenses increased from $845,000 in the first fiscal quarter 1999 to $1,022,000 in the first fiscal quarter 2000, a 20.9% increase. As a percentage of total revenue, selling, general and administrative expenses increased from 15.5% in the first fiscal quarter 1999 to 16.5% in the first fiscal quarter 2000. This incremental increase was reflective of the higher employee-related costs to support the growth of the Company.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had available cash of $1,770,000, restricted cash of $710,000 in reserve with its primary processing banks and a working capital of $4,770,000.

Accounts receivable net of allowance for doubtful accounts decreased $164,000
during the three-month period ended December 31, 1999.   Inventory costs
remained relatively unchanged from $580,000 at September 30, 1999 to $607,000 at December 31, 1999.

Other receivable mainly consisted of a $1,000,000 post-petition secured financing arrangement with Tropical Beaches, Inc. d.b.a. New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. This loan is secured by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. This loan is currently scheduled to be repaid starting in February 2000.

At the present, the Company's cash flows from operations is sufficient to support the current level of research and development costs and marketing costs. The Company intends to further develop all of its check related products and services and fully integrate its sales and marketing efforts as a result of the recent acquisitions. These development and marketing costs will continue to have a negative impact in operating income for the coming quarter until these check products are fully deployed in the subsequent quarters.

The Company's current ratio improved from 3.86 to 1 at December 31, 1998 to
4.86 to 1 at December 31, 1999. The Company's debt to equity ratio also improved from .33 to 1 at December 31, 1998 to .16 to 1 at December 31, 1999.


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

The Company has developed and tested a contingency plan to address Year 2000 risks to its systems. All programs, including merchant systems, have been modified and successfully tested. Additionally, interface requirements and testing have been successfully completed with Visa, MasterCard, Discover and American Express. Key management has been reassigned to implement the plan and, other than the cost of such management and the resultant loss of their contribution to other revenue generating activities of the Company, substantial new costs are not anticipated to be incurred. The costs associated with the Year 2000 issue were approximately $250,000 and are not believed to have a material adverse affect on the results of operations or financial position of the Company. These costs were included in the operating expenses in fiscal year 1999. The Company was adequately prepared and, therefore, not effected by the change-over date on January 1, 2000. However, the Company could still be affected adversely as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.



PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K


The following report on Form 8-K was filed during the quarter ended December 31, 1999:

Date of Filing            Item Reported

November 19, 1999   Completion of a $1 million post-petition secured financing arrangement with Tropical Beaches, Inc. dba New
                    Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ELECTRONIC CLEARING HOUSE, INC.
                                  (Registrant)



Date: February 11, 2000            By: \s\Alice Cheung
                                      Alice Cheung, Treasurer and
                                        Chief Financial Officer