Form 10-Q
period 2000-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2000-05-12
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ----------------------------------------------
                                    FORM 10-Q
                 ----------------------------------------------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended March 31, 2000

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

                    Yes   X                       No


     As of May 11, 1999, there were 21,590,703 shares of the Registrant's Common Stock outstanding.





                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                      Page No.


Item 1.        Consolidated Financial Statements:


               Consolidated Balance Sheet                               3
                 March 31, 2000 and September 30, 1999

               Consolidated Statement of Operations                     4
                 Three months and six months ended
                 March 31, 2000 and 1999

               Consolidated Statement of Cash Flows                     5
                 Six months ended March 31, 2000 and 1999

               Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of                  9
                 Financial Condition and Results of
                 Operations



                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                        12

               Signatures                                              13

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     March 31,  September 30,
                                                       2000         1999
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents  . . . . . . . . . . $ 2,050,000 $ 2,900,000
  Restricted cash. . . . . . . . . . . . . . . .    787,000      736,000
  Accounts receivable less allowance
   of $1,132,000 and $1,001,000  . . . . . . . .  1,518,000    1,532,000
  Inventory less allowance of
   $202,000 and $202,000 . . . . . . . . . . . .    787,000      580,000
  Prepaid expenses and other assets. . . . . . .     180,000      88,000
  Other receivable . . . . . . . . . . . . . . .    920,000      323,000

   Total current assets. . . . . . . . . . . . .  6,242,000    6,159,000

Noncurrent assets:
  Other receivables. . . . . . . . . . . . . . .     21,000       27,000
  Property and equipment, net .. . . . . . . . .  2,379,000    1,962,000
  Real estate held for
   investment, net . . . . . . . . . . . . . . .    252,000      252,000
  Deferred tax asset . . . . . . . . . . . . . .  1,385,000    1,392,000
  Other assets, net. . . . . . . . . . . . . . .    1,530,000         1,222,000
  Goodwill, net. . . . . . . . . . . . . . . . .  4,757,000    1,918,000

   Total assets. . . . . . . . . . . . . . . . .$16,566,000  $12,932,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current
   portion of long-term debt . . . . . . . . .   $  230,000   $  149,000
  Accounts payable . . . . . . . . . . . . . . .    151,000      159,000
  Accrued expenses . . . . . . . . . . . . . . .    701,000      779,000
  Deferred revenue . . . . . . . . . . . . . . .    603,000       62,000

   Total current liabilities . . . . . . . . . .  1,685,000    1,149,000

Long-term debt . . . . . . . . . . . . . . . . .    856,000      599,000

   Total liabilities . . . . . . . . . . . . . .          2,541,000  1,748,000


Stockholders' equity:
  Convertible preferred stock, $.01 par
   value, 5,000,000 shares authorized:
   Series "K", 25,000 and 25,000 shares
   issued and outstanding. . . . . . . . . . . .
   Series "L", -0- and 40,000 shares
    issued and outstanding . . . . . . . . . . .
  Common stock, $.01 par value,
    36,000,000 authorized:
   21,590,703 and 19,874,126 shares issued;
    21,433,491 and 19,788,213
    shares outstanding. . . . .. . . . . . . . .    216,000      199,000
  Additional paid-in capital . . . . . . . . . . 20,352,000   16,958,000
  Accumulated deficit. . . . . . . . . . . . . . (6,073,000)  (5,835,000)
  Less treasury stock at cost, 157,212
   and 85,913 common shares. . . . . . . . . . .    (470,000)    (138,000)

   Total stockholders' equity  . . . . . . . . .  14,025,000    11,184,000

   . . . . . . . . . . . . . . . . . . . . . . .$16,566,000  $12,932,000

          See accompanying notes to consolidated financial statements.




                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                          Three Months            Six Months
                                         Ended March 31,        Ended March 31,
                                        2000        1999       2000       1999
                                           (Unaudited)            (Unaudited)

Revenues:
   Processing revenue. . . . . . . .$3,732,000$3,073,000 $7,367,000 $6,449,000
   Transactions revenue. . . . . . .2,631,000 1,768,000   5,093,000  3,539,000
   Terminal sales and
    lease revenue  . . . . . . . . . 161,000  1,475,000     269,000  1,569,000
   Other revenue . . . . . . . . . .    50,000    40,000     50,000    268,000

                                   6,574,000  6,356,000  12,779,000 11,825,000

Costs and expenses:
   Processing and
    transactions expense . . . . . .4,530,000 3,496,000   8,891,000  7,230,000
   Cost of terminals
    sold and leased  . . . . . . . . 120,000    807,000     215,000    879,000
   Other operating costs . . . . . . 792,000    526,000   1,523,000  1,095,000
   Selling, general
    and administrative . . . . . . . 1,318,000   1,084,000 2,340,000 1,929,000
   Amortization of goodwill. . . . .   102,000           -0-    154,000       -0-


                   . . . . . . . . . 6,862,000 5,913,000 13,123,000 11,133,000

   (Loss) income from operations . .(288,000)   443,000    (344,000)   692,000

Interest income. . . . . . . . . . .  91,000     38,000     162,000     86,000
Interest expense . . . . . . . . . .   (22,000)   (24,000)  (41,000)
(49,000) . . . . . . . . . . . .
   (Loss) income before
     provision for income tax. . . .(219,000)   457,000    (223,000)   729,000


Provision for income taxes . . . . .      -0-   (13,000)    (15,000)
(27,000)

   Net (loss) income   . . . . . . . $ (219,000)$ 444,000$ (238,000) $ 702,000


   (Loss) earnings
     per share - Basic . . . . . . .$  (0.01)   $  0.03    $  (0.01)   $  0.04

   (Loss) earnings
     per share - Diluted . . . . . .$  (0.01)   $  0.02    $  (0.01)   $  0.03


          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Six Months
                                                          Ended March 31,
                                                        2000          1999
                                                            (unaudited)


Cash flows from operating activities:
   Net (loss) income   . . . . . . . . . . . . . .$ (238,000)    $ 702,000
   Adjustments to reconcile net (loss)
     income to net cash provided by
     (used in) operating activities:
     Depreciation  . . . . . . . . . . . . . . . .   175,000       107,000
     Amortization. . . . . . . . . . . . . . . . .   248,000        35,000
     Provision for losses on accounts
      and notes receivable . . . . . . . . . . . .   211,000       374,000
     Provision for deferred income taxes . . . . .     7,000           -0-
     Fair value of stock issued in
      connection with directors' compensation. . .    45,000        45,000
   Changes in assets and liabilities:
     Restricted cash . . . . . . . . . . . . . . .   (51,000)       97,000
     Accounts receivable . . . . . . . . . . . . .   (79,000)   (1,002,000)
     Inventory . . . . . . . . . . . . . . . . . .  (207,000)      141,000
     Prepaid expenses and other assets . . . . . .   (75,000)      (31,000)
     Accounts payable  . . . . . . . . . . . . . .   (22,000)      (27,000)
     Accrued expenses. . . . . . . . . . . . . . .  (216,000)      (82,000)
     Deferred income . . . . . . . . . . . . . . .   541,000      (412,000)


     Net cash provided by (used in)
      operating activities . . . . . . . . . . . .   339,000       (53,000)

Cash flows from investing activities:
     Other assets. . . . . . . . . . . . . . . . .  (400,000)     (281,000)
     Purchase of equipment.. . . . . . . . . . .    (544,000)     (165,000)
     (Increase) decrease in notes receivable . . .(1,177,000)        5,000
     Repayment of notes receivable . . . . . . . .   250,000           -0-
     Cash acquired through acquisition   . . . . .    80,000           -0-


     Net cash used in investing activities . . . .(1,791,000)     (441,000)

Cash flows from financing activities:

     Proceeds from issuance of notes payable . . .   400,000          -0-
     Repayment of notes payable. . . . . . . . . .   (62,000)      (56,000)
     Proceeds from common stock warrants exercised   140,000       260,000
     Proceeds from exercise of stock options . . .   124,000       174,000

     Net cash provided by financing activities . .   602,000       378,000

Net decrease in cash . . . . . . . . . . . . . . .  (850,000)     (116,000)
Cash and cash equivalents at beginning of period . 2,900,000     2,486,000

Cash and cash equivalents at end of period . . . .$2,050,000    $2,370,000





          See accompanying notes to consolidated financial statements.


                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of March 31, 2000, and for the three and six month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The result of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2000.

NOTE 2 - Earnings (loss) per share:

     The Company calculates net earnings (loss) per share as required by SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options, warrants and convertible securities.


                                    Three months            Six months
                                   ended March 31,        ended March 31,
                                   2000        1999        2000        1999


Net (loss)income               $(219,000)   $444,000   $(238,000)   $702,000

Weighted average shares
  outstanding (basic)         21,458,330  17,596,509  20,710,156  16,727,228
Dilutive effect of
  stock options warrants
  and preferred stock                -0-   5,463,797         -0-   6,197,983

Dilutive shares outstanding   21,458,330  23,060,306  20,710,156  22,925,211

Basic (loss) earnings
 per share                        $(0.01)      $0.03      $(0.01)      $0.04
Diluted (loss) earnings
 per share                        $(0.01)      $0.02      $(0.01)      $0.03


For the three and six months ended March 31, 2000, 3,425,913 and 3,532,902, of combined options, warrants and preferred stock, respectively, were not included in the calculation of diluted (loss) earnings per share, as their effect would have been antidilutive.

NOTE 3 - Non-cash transactions:

Significant non-cash transactions for the six months ended March 31, 2000 were as follows:

     In connection with the acquisition of Peak Services, a collection division of Magic Software Development, Inc., the Company issued 20,000 shares of common stock with a market value of $22,000.

     1,000,000 shares of common stock valued at $3,080,000 were issued for the acquisition of Rocky Mountain Retail Systems, Inc.

     70,345 shares of treasury stock were acquired for repayment of a note receivable.

Significant non-cash transaction for the six months ended March 31, 1999 was as follows:

     Capital equipment of $43,000 was acquired under capital leases.



NOTE 4 - Inventory:

     The components of inventory are as follows:



                                        March 31     September 30
                                          2000           1999


     Raw materials                    $477,000       $249,000
     Finished goods                    512,000        533,000

                                      $989,000       $782,000
     Less:
      Allowance for obsolescence       202,000        202,000

                                      $787,000       $580,000

NOTE 5 - Note Receivable:

     In November 1999, the Company completed a $1,000,000 post-petition secured financing arrangement with Tropical Beaches, Inc. dba New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. This loan is collateralized by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. This loan bears interest at eighteen percent (18%) per annum. The loan is being repaid at $200,000 each month and is scheduled to be fully retired by July 2000.

NOTE 6 - Note Payable:

     In January 2000, the Company borrowed $400,000 from a bank to fund various equipment purchases. This note is collateralized by the equipment and payable over a five year term and bears interest at prime rate.

NOTE 7 - Segment Information:

     The Company currently operates in three business segments: bankcard and transaction processing, terminal sales and leasing, and check-related products, all of which are located in the United States.

     The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities.



                                  Three Months Ended        Six Months Ended
                                       March 31                 March 31
                                   2000        1999         2000        1999

Revenues:
  Bankcard and transaction
   processing                 $5,869,000   $4,870,000  $11,757,000  $10,231,000
  Terminal sales and leasing     161,000    1,475,000      269,000    1,569,000
  Check-related products         544,000       11,000      753,000       25,000
                              $6,574,000   $6,356,000  $12,779,000  $11,825,000



Operating income:
  Bankcard and transaction
   processing                    $33,000      $31,000     $399,000     $440,000
  Terminal sales and leasing     (95,000)     412,000     (175,000)     247,000
  Check-related products        (226,000)         -0-     (568,000)       5,000
                               $(288,000)    $443,000    $(344,000)    $692,000


NOTE 8 - Business Acquisition:

     On January 4, 2000, the Company acquired Rocky Mountain Retail Systems, Inc. (RMRS). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. Results of RMRS' operations from the date of acquisition to March 31, 2000, have been included in the consolidated financial statements.

     Pursuant to the Merger Agreement, the Company issued a total of 1,000,000 shares of common stock to the selling shareholders of RMRS. An additional 1,500,000 shares of common stock will be placed into escrow to be issued to the RMRS selling shareholders under a performance clause wherein, should the RMRS subsidiary's performance meet or exceed predetermined earnings goals for years 2000 through 2002, a proportionate number of performance-based shares will be issued. This additional consideration will be recorded as goodwill when and if it is paid, in accordance with the Merger Agreement. As a result of this transaction, the Company recorded approximately $2,973,000 in goodwill and other acquisition costs which are being amortized over fifteen years.

Pro Forma Disclosures

     The following summary, prepared on a pro forma basis, combines the operating results of the Company and RMRS, as if the acquisition had occurred on October 1, 1999. In addition, the pro forma results reflect the amortization of goodwill. The pro forma operating results are not necessarily indicative of what would have occurred had the merger actually taken place on October 1, 1999:

                                           (unaudited)
     Revenue                              $13,085,000
     Net income (loss)                      $(200,000)
     Net loss per share - basic                $(0.01)


     The following pro forma results of operations assume the acquisition of RMRS occurred as of October 1, 1998:

                                           (unaudited)
     Revenue                              $12,334,000
     Net income                              $664,000
     Earnings per share - basic                 $0.04


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


Three Months Ended March 31, 2000 and 1999

Net (loss) income.    Electronic Clearing House, Inc. recorded a net loss of
$219,000 for the second quarter of fiscal year 2000 as compared to a net income of $444,000 in the same period last year. Both basic and diluted net loss per share was $.01 for the three months ended March 31, 2000 versus basic earnings per share of $.03 and diluted earnings per share of $.02 in the second fiscal quarter of 1999.

The Company previously announced that the results of the first two quarters of fiscal 2000 would reflect the development costs associated with the new check services, the integration costs associated with two recent acquisitions, Magic Software Development, Inc. and Rocky Mountain Retail Systems, Inc. and one-time costs associated with the initiation of a subsidiary bank application filed in December 1999.

The new services being developed or enhanced include 1) internet-based check processing; 2) electronic and conventional check collection services with full internet reporting capability; 3) check verification and check guarantee; and
4) check conversion at the point-of-sale.

Revenue. Total revenue for this second fiscal quarter was $6,574,000, compared to $6,356,000 for the same period last year, an increase of 3.4%.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard processing and transaction revenue increased 31.4%, from $4,841,000 in second fiscal quarter 1999 to $6,363,000 for this fiscal quarter. This increase was primarily the result of a 24.9% increase in bankcard processing volume year-over-year. Transaction revenue increase was also due to the addition of the check services revenue from Magic Software Development Inc. (Magic) and Rocky Mountain Retail Systems, Inc. (RMRS). Check related revenues increased from $11,000 for the three months ended March 31, 1999 to $544,000.

Transaction revenues earned from one of our major customers, U-Haul International, also increased 12.2% over the same prior year quarter mainly due to the additional terminal deployment over the last year. Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended March 31, 2000 were $161,000, which represented a 89.1% decrease from $1,475,000 for the same fiscal quarter last year. This decrease reflected a significant equipment order from U-Haul during this quarter last year.

U-Haul recently increased its equipment order placed in January 2000 from 2,500 terminals to over 4,000 terminals. In connection with the U-Haul equipment orders, the Company has received approximately $540,000 as a down-payment toward such orders. Delivery and deployment is expected to occur during the May to July 2000 time frame and management expects this deployment will increase the summer transaction volume processed by U-Haul. The total U-Haul dealer base will grow to approximately 15,000 after this deployment is completed.

The relationship between the provision for income taxes and the net loss is a result of the permanent differences arising primarily from the Company's acquisitions and its related amortization expenses.

Cost and Expenses.    Bankcard processing expenses have generally remained
constant as a percentage of processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased from $3,496,000 in the second fiscal quarter of 1999 to $4,530,000 in the current fiscal quarter, a 29.6% increase. This was in direct relation to the 31.4% increase in processing and transaction revenues for the current fiscal quarter.

Cost of terminals sold and leased decreased from $807,000 in the second quarter of fiscal year 1999 to $120,000 in the current fiscal quarter, a decrease of 85.1%. This is reflective of the 89.1% decrease in terminal sales and lease revenue for the same three month period.

Other operating costs increased from $526,000 in the second fiscal quarter 1999 to $792,000 in this fiscal quarter, a 50.6% increase. This increase was mainly attributable to the Magic and RMRS acquisitions. The Company also increased program management staff to integrate the various services and products. In addition, the Company accelerated a complete rewrite and upgrade of Magic's electronic check settlement system during this quarter. Management believes that it was necessary to rewrite the system as it was determined that the previous electronic check settlement system would not be able to handle the anticipated transaction load as projected from the various sales channels.

Selling, general and administrative expenses increased from $1,084,000 in the second fiscal quarter 1999 to $1,318,000 in the second fiscal quarter 2000, a 21.6% increase. As a percentage of total revenue, selling, general and administrative expenses increased from 17.1% in the second quarter 1999 to 20.0% in the second quarter 2000. This increase was also mainly due to the Magic and RMRS acquisitions and the additional sales and marketing expenses incurred to promote the various new check services and products.

Six Months Ended March 31, 2000 and 1999

Net (loss) income. Electronic Clearing House, Inc. recorded a net loss of $238,000 for the six months period ended March 31, 2000, compared to a net income of $702,000 for the same period last year. Both basic and diluted net loss per share was $.01 for the six months ended March 31, 2000 versus basic earnings per share of $.04 and diluted earnings per share of $.03 for the same period last year.

Revenue. Revenue for the six months of fiscal 2000 was $12,779,000, compared to $11,825,000 for the same period last year, an increase of 8.1%. Bankcard and transaction processing revenue was $12,460,000 for the six months ended March 31, 2000 as compared to $9,988,000 for the same period last year, an increase of 24.7 %. Check related revenue increased from $25,000 for the six months ended March 31, 1999 to $753,000 for the six months ended March 31, 2000. Terminal sales and lease revenue for the six months ended March 31, 2000 was $269,000 as compared to $1,569,000 for the same six month period ended March 31, 1999, a decrease of 82.9% This was reflective of a large equipment order from U-Haul delivered during the same six month period in the prior year.

Cost and Expenses. Processing and transaction expenses increased 23.0% for the six months ended March 31, 2000 as compared to the same six month period last year. This is directly attributable to the 24.7% increase in processing and transaction revenue for the same six month period. Gross margin on processing and transaction activities has improved from 27.6% for the six month period ended March 31, 1999 to 28.6% for the six month period ended March 31, 2000. This improvement was mainly attributable to the check services revenue, which typically yields a higher gross margin as compared to bankcard processing revenue.

Cost of terminals sold and leased decreased 75.5% for the six month period ended March 31, 2000 as compared to the same six month period last year. This was in direct relation to the 82.9% decrease in terminal sales and lease revenue.

Other operating costs increased 39.1% for the six month period ended March 31, 2000, as compared to the same six month period in the prior year. This was mainly due to the Magic and RMRS acquisitions.

Selling, general and administrative expenses increased 21.3% also as a result of the Magic and RMRS acquisitions.

During this fiscal year, the Company incurred certain legal and filing expenses in connection with a bank application filing with the Office of the Controller of the Currency (OCC) and the Federal Deposit Insurance Corporation
(FDIC) to start an internet-based bank. This process is continuing and management expects approval in late May to early June from the OCC and FDIC. However, there can be no assurance that the application will be approved at this time. In the event approval is received, an application to become a bank holding company will be filed with the OCC and is expected to take 60 to 90 days to be reviewed and acted upon by the OCC.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had available cash of $2,050,000, restricted cash of $787,000 in reserve with its primary processing banks and a working capital of $4,557,000.

Accounts receivable net of allowance for doubtful accounts remained relatively
constant during the six month period ended March 31, 2000.   Inventory costs
increased from $580,000 at September 30, 1999 to $787,000 at March 31, 2000. This was due to parts being purchased by the Company in order to fulfill a large U-Haul order received during this six month period.

Other receivable mainly consisted of the remaining unpaid balance of a $1,000,000 post-petition secured financing arrangement with Tropical Beaches, Inc. d.b.a. New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. This loan is collateralized by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. The loan balance as of March 31, 2000 also includes accrued interest. In accordance with the court approved payment schedule, the loan is being repaid at $200,000 per month and should be fully retired by July 2000.

The Company's cash flows from operations is sufficient to support the current level of development costs and marketing costs which would allow the Company to further develop all of its check related products and services and fully integrate its sales and marketing efforts as a result of the recent acquisitions.

However, if the bank application is approved by the OCC and FDIC, the Company will need to seek additional funding to satisfy the anticipated capital requirements for the bank. There is no assurance that the funding will be obtained based on terms that are acceptable to the Company.

The Company's current ratio decreased from 5.3 to 1 at March 31, 1999 to 3.7 to 1 at March 31, 2000. The Company's debt to equity ratio improved from .23 to 1 at March 31, 1999 to .18 to 1 at March 31, 2000.


NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.



PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

Date of Filing            Item Reported

January 19, 2000    Acquisition of Rocky Mountain Retail Systems, Inc. into a
                    wholly-owned subsidiary of the Company.

March 10, 2000      Pro Forma financial information regarding the acquisition
                    of Rocky Mountain Retail Systems, Inc.






                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ELECTRONIC CLEARING HOUSE, INC.
                                                  (Registrant)



Date: May 11, 2000                            By:  \s\Alice Cheung
                                                 Alice Cheung, Treasurer and
                                                 Chief Financial Officer