Form 10-Q
period 2000-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2000-08-11
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          -------------------------------------------------------------
                                    FORM 10-Q
          -------------------------------------------------------------


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

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

                     Yes   X                       No

     As of August 9, 2000, there were 21,594,703 shares of the Registrant's Common Stock outstanding.





                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                  Page No.




Item 1.         Consolidated Financial Statements:



                Consolidated Balance Sheet                               3
                  June 30, 2000 (unaudited) and September 30, 1999

                Consolidated Statement of Operations                     4
                  Three months and nine months ended
                  June 30, 2000 and 1999 (unaudited)

                Consolidated Statement of Cash Flows                     5
                  Nine months ended June 30, 2000 and 1999 (unaudited)

                Notes to Consolidated Financial Statements (unaudited)   6

Item 2.         Management's Discussion and Analysis of                  10
                Financial Condition and Results of
                Operations



                           PART II.  OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K                        14

                Signatures                                              15

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                         ELECTRONIC CLEARING HOUSE, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                      June 30,     September 30,
                                                        2000           1999
                                                     (Unaudited)

Current assets:
   Cash and cash equivalents                     $ 2,282,000    $ 2,900,000
   Restricted cash                                   856,000        736,000
   Accounts receivable less allowance of
    $1,145,000 and $1,001,000                      1,961,000      1,532,000
   Inventory less allowance of
    $202,000 and $202,000                            781,000        580,000
   Prepaid expenses and other assets                 150,000         88,000
   Other receivable                                  366,000        323,000

         Total current assets                      6,396,000      6,159,000

Noncurrent assets:
   Other receivables                                  19,000         27,000
   Property and equipment, net .                   2,345,000      1,962,000
   Real estate held for investment, net              252,000        252,000
   Deferred tax asset                              1,364,000      1,392,000
  Other assets, net                                1,683,000         1,222,000
  Goodwill, net                                    4,657,000      1,918,000

   Total assets                                  $16,716,000    $12,932,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current
    portion of long-term debt                     $  175,000     $  149,000
   Accounts payable                                  344,000        159,000
   Accrued expenses                                  821,000        779,000
   Deferred revenue                                  216,000         62,000

         Total current liabilities                 1,556,000      1,149,000

Long-term debt                                       812,000        599,000

         Total liabilities                         2,368,000      1,748,000


Stockholders' equity:
   Convertible preferred stock, $.01 par value,
    5,000,000 shares authorized:
    Series "K", 25,000 and 25,000 shares
     issued and outstanding
    Series "L", -0- and 40,000 shares
     issued and outstanding
   Common stock, $.01 par value,
     36,000,000 authorized:
     21,594,703 and 19,874,126 shares issued;
     21,437,491 and 19,788,213
      shares outstanding                             216,000        199,000
   Additional paid-in capital                     20,354,000     16,958,000
   Accumulated deficit                            (5,752,000)    (5,835,000)
   Less treasury stock at cost,
    157,212 and 85,913 common shares                (470,000)      (138,000)

    Total stockholders' equity                    14,348,000     11,184,000

   Total liabilities and stockholders' equity    $16,716,000    $12,932,000


          See accompanying notes to consolidated financial statements.






                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                       Three Months            Nine Months
                                      Ended June 30,         Ended June 30,
                                   2000          1999     2000          1999
                                        (Unaudited)            (Unaudited)



Revenues:
  Processing revenue             $3,808,000  $3,433,000$11,175,000  $9,882,000
  Transaction revenue             2,714,000   2,235,000  7,807,000   5,798,000
  Terminal sales and
    lease revenue                 1,415,000     346,000  1,684,000   1,918,000
  Other revenue                      85,000     119,000    135,000     363,000

                                  8,022,000   6,133,000 20,801,000  17,961,000

Costs and expenses:
  Processing and transaction
    expense                       4,637,000   3,828,000 13,528,000  11,058,000
  Cost of terminals sold
    and leased                    1,009,000     169,000  1,224,000   1,048,000
  Other operating costs             833,000     767,000  2,356,000   1,862,000
  Selling, general
    and administrative            1,142,000   1,135,000  3,482,000   3,067,000
  Amortization of goodwill          102,000      39,000    256,000      39,000


                                  7,723,000   5,938,000 20,846,000  17,074,000

       Income (loss) from
        operations                  299,000     195,000    (45,000)    887,000

Interest income                      68,000      45,000    230,000     131,000
Interest expense                    (23,000)    (17,000)     (64,000)  (66,000)


       Income before provision
        for income taxes            344,000     223,000    121,000     952,000


Provision for income taxes          (23,000)    (14,000)   (38,000)    (41,000)

  Net income                      $ 321,000   $ 209,000   $ 83,000  $  911,000


  Earnings per share -
   Basic                          $    0.01   $    0.01   $   0.00  $     0.05

  Earnings per share -
   Diluted                        $    0.01   $    0.01   $   0.00  $     0.04

  Shares used in computing
   basic earnings per share      21,433,623  19,293,683 20,884,224  17,582,713

  Shares used in computing
   diluted earnings per share    23,660,559  23,625,089 23,289,674  23,158,504



          See accompanying notes to Consolidated Financial Statements.









                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                             Nine Months
                                                           Ended June 30,
                                                         2000         1999
                                                             (unaudited)

Cash flows from operating activities:
  Net income                                          $83,000     $911,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                       276,000      171,000
   Amortization                                       401,000      105,000

   Provisions for losses on accounts
    and notes receivable                              224,000      354,000
   Provision for deferred income taxes                 28,000          -0-
   Fair value of stock issued in connection
    with director's compensation                       45,000       45,000
Changes in assets and liabilities:
   Restricted cash                                   (120,000)     (34,000)
   Accounts receivable                               (533,000)    (223,000)
   Inventory                                         (201,000)     146,000
   Prepaid expenses and other assets                  (45,000)     (45,000)
   Accounts payable                                   171,000      (81,000)
   Accrued expenses                                   (96,000)    (135,000)
   Deferred income                                    154,000     (423,000)

  Net cash provided by operating activities           387,000      791,000

Cash flows from investing activities:
   Other assets                                      (605,000)    (343,000)
   Purchase of equipment.                            (612,000)    (312,000)
   (Increase) decrease in notes receivable         (1,223,000)       5,000
   Repayment of notes receivable                      850,000          -0-
   Cash acquired through acquisition                   80,000          -0-


  Net cash used in investing activities            (1,510,000)    (650,000)

Cash flows from financing activities:
  Proceeds from issuance of notes payable             400,000         -0-
  Repayment of notes payable                         (161,000)     (75,000)
    Proceeds from common stock
    warrants exercised                                140,000      260,000
  Proceeds from exercise of stock options             126,000      365,000

  Net cash provided by financing activities           505,000      550,000

Net (decrease) increase in cash                      (618,000)     691,000
Cash and cash equivalents at beginning of period    2,900,000    2,486,000

Cash and cash equivalents at end of period         $2,282,000   $3,177,000



          See accompanying notes to consolidated financial statements.




                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Basis of presentation:

     The accompanying consolidated financial statements as of June 30, 2000, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation. The result of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2000.

NOTE 2 - Earnings per share:

     The Company calculates net earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".



                                         Three months            Nine months
                                        ended June 30,          ended June 30,
                                       2000        1999        2000       1999

Net income                         $ 321,000  $  209,000    $ 83,000 $  911,000

Weighted average shares
  outstanding (basic)             21,433,623  19,293,683  20,884,22417,582,713
Dilutive effect of stock options
  warrants and preferred stock     2,226,936   4,331,406   2,405,450 5,575,791

Dilutive shares outstanding       23,660,559  23,625,089  23,289,67423,158,504

Basic earnings per share               $0.01       $0.01       $0.00$0.05
Diluted earnings per share             $0.01       $0.01       $0.00$0.04





NOTE 3 - Non-cash transactions:

Significant non-cash transactions for the nine months ended June 30, 2000 were as follows:

   - In connection with the acquisition of Peak Services, a collection division of XpressCheX, Inc., formerly Magic Software Development, Inc., the Company issued 20,000 shares of common stock with a market value of $22,000.


   - 1,000,000 shares of common stock valued at $3,080,000 were issued for the acquisition of Rocky Mountain Retail Systems, Inc.

   - 70,345 shares of treasury stock were acquired for repayment of a note receivable.

Significant non-cash transactions for the nine months ended June 30, 1999 were as follows:

   - Capital equipment of $43,000 was acquired under capital leases.

   - 1,000,000 shares of common stock valued at $2,000,000 was issued for the acquisition of Magic Software Development, Inc.

   - 63,000 shares of treasury stock were acquired for repayment of certain former merchant chargeback receivables.


NOTE 4 - Inventory:

   The components of inventory are as follows:





                                           June 30,     September 30,
                                             2000           1999


     Raw materials                        $377,000        $249,000
     Finished goods                        606,000         533,000

                                          $983,000        $782,000
     Less:
      Allowance for obsolescence           202,000         202,000

                                          $781,000        $580,000


NOTE 5 - Note Receivable:

     In November 1999, the Company completed a $1,000,000 post-petition secured financing arrangement with Tropical Beaches, Inc. dba New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. This loan is collateralized by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. This loan bears interest at eighteen percent (18%) per annum. The loan is being repaid at $200,000 each month and both the principal and accrued interest should be fully retired by August 2000.


NOTE 6 - Note Payable:

     In January 2000, the Company borrowed $400,000 from a bank to fund various equipment purchases. This note is collateralized by the equipment and payable over a five-year term and bears interest at the bank's prime rate.
The average interest rate for the nine months ended June 30, 2000 was 9.04%.

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







                                    Three Months Ended            Nine Months
Ended
                                         June 30,                  June 30,
                                     2000        1999         2000        1999
Revenues:
  Bankcard and transaction
   processing                  $6,078,000  $5,668,000  $17,878,000  $15,680,000
  Terminal sales and leasing    1,415,000     346,000    1,684,000    1,918,000
  Check-related products          529,000     119,000    1,239,000      363,000
                               $8,022,000  $6,133,000  $20,801,000  $17,961,000


Operating income:
  Bankcard and transaction
   processing                   $ 220,000   $ 464,000    $ 617,000     $836,000
  Terminal sales and leasing      316,000     (63,000)     148,000      252,000
  Check-related products         (237,000)   (206,000)    (810,000)
(201,000)
                                $ 299,000    $195,000    $ (45,000)    $887,000


NOTE 8 - Business Acquisition:

     On January 4, 2000, the Company acquired Rocky Mountain Retail Systems, Inc. (RMRS). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. Results of RMRS' operations from the date of acquisition to June 30, 2000, have been included in the consolidated financial statements.

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


Pro Forma Disclosures

     The following summary, prepared on a pro forma basis, combines the operating results of the Company and RMRS, as if the acquisition had occurred as of the beginning of the periods presented. In addition, the pro forma results reflect the amortization of goodwill. The pro forma operating results are not necessarily indicative of what would have occurred had the acquisition actually taken place as of the beginning of the periods presented or what may be obtained in the future:








                                                       Nine Months
                                                     Ended June 30,
                                                2000              1999
                                             (unaudited)       (unaudited)

     Revenue                               $21,107,000      $18,470,000
     Net income                               $102,000         $949,000
     Earnings per share - basic                  $0.00            $0.05
     Earnings per share - diluted                $0.00            $0.04







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


Three Months Ended June 30, 2000 and 1999

Net Income.    Electronic Clearing House, Inc. recorded a net income of
$321,000 for the third quarter of fiscal year 2000 as compared to a net income of $209,000 in the same period last year, a 53.6% increase. Both basic and diluted net loss per share was $.01 for the three months ended June 30, 2000 versus basic and diluted earnings per share of $.01 for the three months ended June 30, 1999.

Revenue.   Total revenue for this quarter was $8,022,000, compared to
$6,133,000 for the same period last year, an increase of 30.8%.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard processing and transaction revenue increased 15.1%, from $5,668,000 in third fiscal quarter 1999 to $6,522,000 for this fiscal quarter. This increase was primarily the result of a 16.7% increase in bankcard processing volume year-over-year. Check related revenues increased from $119,000 for the three months ended June 30, 1999 to $529,000, a 344.5% increase, which was mainly attributable to the acquisition of Rocky Mountain Retail Systems (RMRS), completed in January 2000.

Transaction revenues generated from one of our major customers, U-Haul International, increased 4.9% over the same period in prior year as a result of the additional terminal deployment. This increase was partially offset by a rate adjustment in December 1999. The additional 4,100 terminals delivered to U-Haul during May through July time frame this year will also increase transaction volume over the coming quarters.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended June 30, 2000 were $1,415,000, which represented a 309.0% increase over $346,000 for the same fiscal quarter last year. This increase reflected the delivery of approximately 3,100 terminals to the U-Haul dealers during this fiscal quarter. An additional 1,000 terminals were delivered in July 2000. The total U-Haul dealer base served by the Company nationwide has now grown to approximately 15,000 as a result of these latest terminal deployments.

Other revenue decreased from $119,000 in the third fiscal quarter 1999 to $85,000 in this fiscal quarter due to less billable software development work completed during the current quarter.

XpressCheX, Inc. formerly named Magic Software Development, Inc., was acquired in April, 1999, and operates as the check clearing center for all check operations.

XpressCheX, Inc. initiated its new ACH backbone service in May 2000. With a benchmark throughput in excess of 5.6 million transactions per day, a tenfold system processing improvement, this ACH system was designed with redundancy and scalability to allow multiple benchmark levels to be implemented and sustained simultaneously. This backbone will be used for check conversion (Point-of-Presence "POP"), check-representment (RCK), accounts receivable truncated check (ARTC, lockbox), on-line check acceptance, and batch processing. This system is completely configurable by merchant. Some of the features include automated sales commission tracing, multiple re-initiation of items and service fees, fully automated funds distribution of all fees and payments, integrated fraud protection, and automated return matching.

XpressCheX also has initiated a full RCK standard collection service with Internet-based reporting and check imaging. This collection service has grown from processing 1,000 checks a month to over 3,000 checks in the first three months of operations. This collection agency service is currently licensed in 31 states and Puerto Rico with full national registration planned by November 2000.

Cost and Expenses.    Bankcard processing expenses should always reflect the
changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased from $3,828,000 in the third fiscal quarter of 1999 to $4,637,000 in the current fiscal quarter, a 21.1% increase. This was in direct relation to the 15.1% increase in processing and transaction revenues for the current fiscal quarter. The Company increased its estimated provision for chargeback losses by approximately $100,000 for the current quarter as compared to the prior year. Additionally, the Company also recorded a one-time telephone fee credit of $100,000 in the prior year quarter. These two items accounted for a 5.2% increase in bankcard processing expenses for the current quarter as compared to the prior year quarter.

Cost of terminals sold and leased increased from $169,000 in the third quarter of fiscal year 1999 to $1,009,000 in the current fiscal quarter, an increase of 497.0%. This is directly attributable to the 3,100 terminals delivered to U-Haul during this fiscal quarter as reflected by a 309.0% increase in terminal sales and lease revenue for the same three months period.

Other operating costs increased from $767,000 in the third fiscal quarter 1999 to $833,000 in this fiscal quarter, a 8.6% increase. This increase was mainly attributable to the XpressCheX and RMRS acquisitions.

Selling and general and administrative expenses remained relatively constant from $1,135,000 in the third fiscal quarter 1999 to $1,142,000 in the third fiscal quarter 2000, a 0.6% increase. As a percentage of total revenue, selling and general and administrative expenses decreased from 18.5% in the third quarter 1999 to 14.2% in the third quarter 2000. This small increase was the result of a reduction in telemarketing expense for the current year quarter as compared to the prior year combined with the XpressCheX and RMRS acquisitions.

Nine Months Ended June 30, 2000 and 1999

Revenue.   Electronic Clearing House, Inc. recorded a net income of  $83,000 for the nine months period ended June 30, 2000, compared to a net income of $911,000 for the same period last year. Both basic and diluted net income per share was nil for the nine months ended June 30, 2000 versus basic earnings per share of $.05 and diluted earnings per share of $.04 for the same period last year.

Revenue for the nine months of fiscal 2000 was $20,801,000, compared to $17,961,000 for the same period last year, an increase of 15.8%. Bankcard and transaction processing revenue was $18,982,000 for the nine months ended June 30, 2000 as compared to $15,680,000 for the same period last year, an increase of 21.1%. Check related revenue increased from $363,000 for the nine months ended June 30, 1999 to $1,239,000 for the nine months ended June 30, 2000, an increase of 241.3% increase. Terminal sales and lease revenue for the nine months June 30, 2000 was $1,684,000 as compared to $1,918,000 for the same nine month period ended June 30, 1999, a decrease of 12.2%. This is reflective of two similar sized U-Haul equipment orders delivered during the same nine month period combined with a slightly reduced per unit sales price.

Cost and Expenses.        Processing and transaction expenses increased 22.3%
for the nine months ended June 30, 2000 as compared to the same nine month period last year. This is directly attributable to the 21.1% increase in processing and transaction revenue for the same nine months period. Gross margin on processing and transaction activities has slightly decreased from 29.5% for the nine month period ended June 30, 1999 to 28.7% for the nine month period June 30, 2000.

Cost of terminals sold and leased increased 16.8% for the nine month period ended June 30, 2000 as compared to the same nine month period last year. This was directly related to the U-Haul terminal pricing reduction combined with cost increases in parts purchased in the current fiscal year.

Other operating costs increased 26.5% for the nine month period ended June 30, 2000 as compared to the same nine month period in the prior year. This was due to the XpressChex and RMRS acquisitions.

Selling, general and administrative expenses increased 13.5% also as a result of the XpressChex and RMRS acquisitions.

Overall, the Company has invested substantially and has made significant progress in enhancing and integrating a suite of new check services during this fiscal year. Management expects that once these new products and services are fully deployed, we can offer a complete payment solution to all of our existing merchants and new merchants. The Company plans to bundle these services and become a one-stop payment processor who provides the merchants with a low cost payment solution combined with superior customer support.

The Company filed an application to start an Internet-base bank with the Office of the Controller of the Currency (OCC) in December 1999 and also filed an application with the Federal Deposit Insurance Corporation (FDIC) in January 2000. The bank would provide services exclusively to merchants and is, therefore, being considered a "special purpose" bank by both the OCC and the FDIC. The Company was advised that the regional offices of both the OCC and the FDIC would refer the bank applications to their Washington D.C. offices where special purpose banks receive final review. Management believes that the Company should receive a response from the central office of the OCC and the FDIC within the next 60 days. Even though management is encouraged by the feedback received from the OCC and the FDIC thus far, there can be no assurance that these applications will be approved. If the OCC and the FDIC approvals are obtained, the Company will immediately file with the Federal Reserve Bank to become a bank holding company, a process estimated to take at least 60 days.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had available cash of $2,282,000, restricted cash of $856,000 in reserve with its primary processing banks and a working capital of $4,840,000.

Accounts receivable net of allowance for doubtful accounts remained relatively
constant during the nine-month period ended June 30, 2000.   Inventory costs
increased from $580,000 at September 30, 1999 to $781,000 at June 30, 2000. This was due to the inventory purchases made by the Company to fill the large U-Haul order, which was completed in July 2000.

Other receivable mainly consisted of the remaining unpaid principal of a $1,000,000 post-petition secured financing arrangement with Tropical Beaches, Inc. d.b.a. New Strategies, a bankcard processing merchant who filed for Chapter 11 protection on June 29, 1999. This loan is collateralized by all the assets of New Strategies and also has super-priority administrative claim status with respect to any unpaid administrative claims in the Chapter 11 case. The loan balance as of June 30, 2000 also included accrued interest. In accordance with the court approved payment schedule, the loan is being repaid at $200,000 each month and both the principal and accrued interest should be fully retired by August 2000.


At the present, the Company's cash flows from operations is sufficient to support the current level of developments costs and marketing costs which would allow the Company to further develop all of its check related products and services and fully integrate its sales and marketing efforts as a result of the recent acquisitions.

However, if the bank application is approved by the OCC and FDIC, the Company will need to seek additional funding to satisfy the anticipated capital requirements for the bank. There is no assurance that the funding will be obtained based on terms that are acceptable to the Company.


NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, which the Company is required to adopt effective October 1, 2000. This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is the type of hedge transaction. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that the SAB will have a material impact on the Company's financial statements.






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


                               ELECTRONIC CLEARING HOUSE, INC.
                                    (Registrant)



Date: August 11, 2000          By:   \s\Alice Cheung
                                    Alice Cheung, Treasurer and
                                     Chief Financial Officer