Form 10-K
period 2000-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2000-12-29
CIK 721773

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549
                     --------------------------------------
                                    FORM 10-K
                     --------------------------------------

  X       Annual Report Pursuant to Section 13 OR 15(d) of the Securities
Exchange Act of 1934 for the fiscal year endedSept. 30, 2000

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)

    Nevada                                        93-0946274
   (State or other jurisdiction                  (IRS Employer
    of incorporation or organization)         Identification No.)

28001 Dorothy Dr., Agoura Hills, California       91301-2697
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (818) 706-8999, fax number: (818) 597-8999
                         ------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 15, 2000 as reported on the NASDAQ National Market, was approximately $19,042,590. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2000, Registrant had outstanding 21,730,934 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None




                         ELECTRONIC CLEARING HOUSE, INC.
                          2000 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


PART I                                                          Page

Item 1.          Business. . . . . . . . . . . . . . . . . . . . . 3
Item 2.          Properties. . . . . . . . . . . . . . . . . . . .15
Item 3.          Legal Proceedings . . . . . . . . . . . . . . . .16
Item 4.          Submission of Matters to a Vote of
                   Security Holders  . . . . . . . . . . . . . . .16


PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Security Matters. . . . . . .17
Item 6.          Selected Consolidated Financial Data. . . . . . .18
Item 7.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .19
Item 8.          Financial Statements and Supplemental Data. . . .25
Item 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures . . . . .25

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

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . .34















                                     PART I

ITEM 1.     Business

General

Electronic Clearing House, Inc., ("ECHO") is an electronic payments processor of credit card, debit card, and/or check activity for over 58,000 merchants nationally. ECHO also provides nationwide check verification services and electronic and traditional check collection services.

During fiscal year 2000, ECHO filed applications with the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) to capitalize and operate a subsidiary bank that would exclusively serve the merchant marketplace. Both applications are in final review. The addition of the bank would allow ECHO to benefit from the sizable deposits resulting from merchant processing activity. It would also allow ECHO to fully integrate bank account reporting information with each merchant's transactional data, a major step toward providing a useful, Internet-based merchant service commonly referred to as Business-to-Business (B2B) payment.

Three acquisitions have been made in the past eighteen months, two check processing companies and one collection agency. As a result of these acquisitions, ECHO has increased its payment settlement and processing options that it can provide to a merchant, it has significantly expanded the base of merchants it serves and it has been recognized as the sixth largest provider of check verification services in the nation.

ECHO has developed and maintains a variety of methods through which a merchant may gain access to the services of the Company believing the ease of conversion is a key in motivating a merchant to move from their current processor or bank provider of services to ECHO. These methods of connection include: a PC over the internet, various point-of-sale terminals, a fax machine and both cellular and touch-tone phones.

The Company's largest client is U-Haul International whose dealers represent approximately 15,000 of the Company's base of merchants. ECHO provides several services to U-Haul dealers that include credit card processing, inventory tracking and dealer compensation management and reporting to U-Haul corporate. These services are being expanded to include ECHO's check and collection related services as well.

The Company currently operates five active subsidiaries, all wholly-owned by the Company, to coordinate its business activities.

1) National Credit Card Reserve Corporation ("NCCR") provides primary corporate data center and customer service activities relating to transaction processing services which include electronic credit card and debit card authorizations, electronic fund transfers, inventory tracking, electronic deposits utilizing the Automated Clearing House ("ACH") for merchants, banks and other customers, and management and development of Internet software and related communication networks that are involved in providing transaction processing services.

2) ECHO Payment Services, Inc. ("EPS") leases, rents and sells point-of-sale
(POS) systems and related equipment.

3) Computer Based Controls, Inc. ("CBC") designs and/or integrates various POS systems and related equipment to address merchant needs.

4) XpressCheX, Inc. ("XCX"), formerly known as Magic Software Development, provides secondary corporate data center services and is the primary data center for check guarantee and verification services, check clearing services to facilitate and track electronic funds transfer activity and the management of check verification services and member compensation for a national check association. All collection services, both electronic and traditional in nature, are managed and operated by XCX.

5) Rocky Mountain Retail System ("RMRS") manages National Check Information Service ("NCIS"), a national database of bad check writers, and provides check verification and check conversion services to retail merchants and collection agencies across the nation.

History of Company

The Company was incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. In January 1986, the Company changed its name to Electronic Clearing House, Inc. and acquired Electronic Financial Systems, Inc., which was then engaged in credit card processing. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House ("ACH"), to deposit funds into any U.S. bank of the merchant's choice. This development made it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

In 1985, the Company purchased Computer Based Controls (CBC), a company that had expertise in computer control systems. CBC subsequently developed a series of high performance terminals and secure printers that have been used primarily in the money order dispensing market by American Express, Comdata and the United States Postal Service.

In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time credit card authorization and management of rental equipment for U-Haul International. The number of active dealers under the system grew to more than 15,000 by fiscal year 2000 (see U-Haul). With regard to proprietary issues, three patent applications involved with the Company's printer methodology have been granted (see Patents).


In early 1996, the Company purchased a business with specialties in the Internet, Windows NT programming and world-wide communications networks. Through this acquisition, the Company has been able to expand its scope of acceptable transaction input devices beyond the traditional POS systems to include transactions submitted over the Internet and over a common telephone. Through the expertise of the programming and management personnel resulting from this acquisition, the Company also expanded the tools it makes available to specific industries to utilize its services.

In 1999, ECHO acquired Magic Software Development, located in Albuquerque, New Mexico. Since 1986, the Company maintained XpressCheX (XCX), a check guarantee service that only served California merchants, but, with the addition of Magic's check processing capabilities, the services provided by XCX were expanded and are now being offered on a national basis. In fiscal 2000, Magic's corporate name was changed to XpressCheX and all XpressCheX activity was moved to the new XCX entity. XCX will provide and promote its check and electronic funds transfer ("EFT") services to other processors and sales organizations in addition to ECHO and is thereby expected to increase its revenues and earnings therefrom in the coming years.

In November of 1999, the Company acquired Peak Collection Services, a collection agency in Albuquerque, New Mexico, and incorporated Peak as the Collection Division into the XCX operation in December of 1999. Through filings and individual testing, the XCX Collection Division has completed registration as a collection agency in 42 of 50 states to date. Registration in all 50 states is expected to be complete by the second quarter of fiscal 2001. Having a fully integrated, nationally approved collection service adds considerable value to the XCX suite of check services.

In January 2000, the Company acquired Rocky Mountain Retail Systems (RMRS) located in Boulder, Colorado, which provides a national check verification service. RMRS built and operates the National Check Information Service
(NCIS). The core of NCIS is a database of over 12 million bad check writers compiled by RMRS over many years in cooperation with over 200 collection agencies and many large retail merchants. Being recognized as one of the best negative and positive databases in the nation, NCIS holds considerable value to the Company as an integrated service that it can add to its other merchant processing services.

In September of 2000, the Company initiated beta testing of its debit card processing services through its primary processing center in California. Connecting to three networks, Interlink (Visa), Mastro (MasterCard) and STAR, the company can process approximately 90% of the debit cards issued in the USA today.

In the most recent eighteen months, the Company has migrated from a single transaction processing "engine" (credit card) to five transaction processing engines which now include: credit card, debit card, check verification, check
(ACH) settlement and check collection. The integration of these services onto point-of-sale equipment platforms in use in the marketplace today by merchants and the reporting of all ECHO's services in a common, Internet-based environment is a strategic Company objective. In light of the few third-party processors or processing banks who have similar capabilities, the Company believes it will have a distinctive advantage in fiscal year 2001 from a marketing/sales and operational model viewpoint.

General Summary

In management's opinion, the Company's core competency and profitability is realized by providing merchants electronic connectivity to various financial services in both the credit card, debit card and check-related markets. The Company has focused on developing the highest number of methods of access to the Company, believing such flexibility is key to meeting the specific needs of merchants in various stages of growth. Due to the technical capability of the Company, new avenues of transmission and communication, such as the Internet, have been integrated with the transaction processing services to generate a distinctive, one-stop provider of services to the merchant marketplace, including online access to full transaction detail. The Company has additional expertise in designing both hardware and software systems to integrate the Company's financially-based services into customers' information systems, utilizing the Internet in several ways. Such services have been performed for customers such as U-Haul International, American Express, the United States Postal Service, and innoVentry.

Strategically, the Company believes that, in the years ahead, every merchant, large and small, will need a suite of basic financial services. Although the Company enjoys a relationship with its base of merchants that allows the Company to offer such services, it is logical for merchants generally to trust a bank to provide such services over a third party processor. This is a key reason the Company has undertaken the initiation of a bank, to strengthen the trust and further develop the financial relationship between the Company and its merchants.

The Company believes that merchants will increasingly want to have their financial information aggregated into one source rather than monitor many providers. The Company believes the Internet offers the most logical, low-cost method of providing such information aggregation services. In addition, the Company anticipates that every merchant will see the need to be represented on the Internet for marketing purposes alone and, for some, to accommodate direct purchase activity over the Internet, commonly referred to as "e-commerce". Based upon this belief, the Company intends to build both its marketing services and its e-commerce capabilities relating to the Internet.

The Company is committed to focusing its research and development energies to integrate its credit card clearing, debit card clearing, electronic check clearing, check verification, collection and bank account settlement data into an Internet reporting model that is easy for merchants to access and adequately secure.

Credit Card Processing Review

The Company is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard, respectively. To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship of Visa and MasterCard transactions. The Company currently has two primary processing bank relationships (see Banking).

For the year ended September 30, 2000, NCCR accounted for approximately 84% of the Company's revenues. NCCR presently provides 24-hour daily credit card processing capability, "800" number access to customer service personnel and, as needed, various field support services.

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

NCCR's compensation for credit card processing is derived primarily from three primary sources, the merchant's discount rate, the merchant's transaction fee and set monthly fees. The discount rate is expressed as a percentage of the amount being processed. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant and the net amount is deposited into the merchant's bank account. Discount rates range between 1.5% and 2.9% and, overall, the Company's average discount rate is 2.1%. Depending upon the discount rate charged and the cost of clearing interchange, from 75% to 90% of the discount rate revenue is paid to card issuing banks, the card issuing organizations, and the sponsoring bank.

The transaction fee is charged for each transaction processed and the Company's average transaction revenue is $0.17 per transaction. The Company maintains a range from $.15 up to $0.32 per transaction, depending on the merchant/customer interface. Both Visa and MasterCard have instituted $.05 to $.10 transaction fees on each transaction processed that diminishes the benefit the Company historically might see from such charges. Due to lower costs of communications and negotiated contracts, the Company's direct costs have been lowered to a range between $.03 and $.05 per transaction, depending upon duration and method of transmission.

Over the past several years, industry consolidation has been occurring and impressive growth in recent years in the credit card processing market has occurred by firms through portfolio acquisitions. Such a strategy raises special challenges that may involve supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and, probably most difficult, maintaining merchant relationships. Merchant portfolios can be purchased but the merchants who are processing thereunder are under no obligation to continue to utilize the services of the new owner. This lack of contractual obligation can lead to a persistency issue. In the past year, some processors have started asking merchants to sign longer term agreements (2 to 3 years) in exchange for a rate reduction or cost savings. The Company is considering this approach as well.

The Company's data center reliability and the costs associated with communication activities of NCCR are presently favorable but no assurance or guarantee can be made that such conditions will continue. Conversely, both Visa and MasterCard have historically increased their interchange fees and transaction fees to the point that building a profitable transaction business solely based upon credit card activity has become an increasingly difficult task. Fortunately, the Company has a base of processing activity that is profitable and the Company has added other forms of transaction processing (checks) that are not affected by such changes. Material changes in these areas, such as interchange fees, could reduce the profitability expected to be seen from NCCR operations in the future.

Check Processing Review

In 1987, the Company initiated its check guarantee services to merchants located in California so a merchant could accept a customer's check with impunity. To support merchants in other states, the Company has historically supported alternative check verification and guarantee services to operate concurrently with the Company's credit card software in the merchant's terminal. In 1999, the Company acquired Magic Software Development (renamed "XpressCheX") that provided ACH settlement services and supported a membership-based national verification service for collection agencies. In November of 1999, the Company acquired Peak Services, a collection agency, and integrated its operation into the XpressCheX group location in Albuquerque, New Mexico. In January, 2000, the Company acquired Rocky Mountain Retail Systems (RMRS), another provider of national check verification services promoted by over 160 collection agencies. RMRS also originated and maintains National Check Information Service (NCIS), a database of bad check writers that is available to merchants and collection agencies across the nation on a fee per transaction basis.

The combination of the Company's check guarantee service, XpressCheX's ACH set of services, XpressCheX's collection capabilities and the RMRS verification services through NCIS, constitute the basis of a fully integrated national check service company. The following services are either being offered or will be offered in the near term by the Company.

Check Verification
The merchant pays a fixed fee for each transaction. For this fee, the Company will search NCIS, its proprietary database of bad check writers, attempting to match a specific piece of information (driver's license number, MICR number, etc.) provided by the merchant. A match identifies the check writer as an individual (or business) known to the provider to have current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept (at his own risk) or decline the check. The provider offers no guarantee that the check will be honored by the check writer's bank and makes no promise of reimbursement if the check is dishonored by the bank.

Check Guarantee
The merchant pays a fee based on the amount of the check for each transaction. For this fee, the Company will search NCIS for the piece of identifying information provided by the merchant. If the identifying information is matched, the Company issues a coded response instructing the merchant to refuse to accept the check. If the identifying information is not matched, a coded response advises the merchant that the Company has guaranteed payment on that item. If that check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by the Company.

Check Conversion
The most recent new check service to be announced nationally is called "check conversion". The merchant slips a customer's check either through a check reader that reads the Magnetic Ink Character Recognition (MICR) line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant then returns the check to the customer and the electronic image, captured by the reader, allows the Company to settle the check transaction electronically. This new system is finding quick acceptance by both customers and banks. Customers like it because they get their check back immediately and still have their hard copy of the transaction. Banks like it because no paper has to be handled by the bank to settle the transaction. Other advantages exist, probably the most significant being an electronic record is settled in priority to paper-based transactions which assures an electronic record first access to limited funds in a customer's account.

Accounts Receivable Check Truncation (ARCT/Lockbox)
For companies that receive large volumes of checks in the mail, such as utility companies and ISP's, a need exists to convert these checks to an electronic settlement process to speed processing and lower costs. In order to provide such services, a full tracking methodology must exist to assure all rejected items are ultimately settled. Utilizing the Internet, XpressCheX has developed a fully integrated reporting and tracking system that addresses the informational needs of companies who wish to automate check processing in this manner.


RCK (Returned Check)
XpressCheX is presently providing a service to merchants that allows the merchant to advise its bank that a returned check should be sent to the XpressCheX data processing center in Albuquerque, New Mexico, rather than returned to the merchant. Upon receipt, XpressCheX converts the check to an electronic ACH transaction for resubmission through the ACH network and images the check for possible collection activity, should it become necessary. The full face value of the check is returned to the merchant upon collection and a collection fee charged to the check writer usually in the range of $15 to $25 is retained by XpressCheX as payment for its RCK services.

The Company intends to actively promote these services to its national base of merchants and plans to incorporate these check-related services into the normal services any new merchant receives upon becoming an ECHO merchant.

The costs of providing check services varies based upon transaction communication timeframes, data file size, banking fees for access to the ACH and reserve allocations for potential losses, to name a few. Gross margins in check-related services can routinely exceed 50% over external costs.

Risk of Processing Credit Card and Check Transactions

The Company assumes the financial liability for any merchant-based fraudulent use of credit card and/or check information. To address this potential liability, the Company has developed and deployed theECHODETECT system that performs electronic surveillance and monitoring of fraudulent credit card or check use by merchant. Despite this effective tool, the Company could incur losses as the result of the unauthorized or fraudulent use of credit cards or checks by unscrupulous merchants, which could, depending on the size of the losses, have a materially adverse effect on the Company. The Company does not maintain any insurance to protect it against any such losses and is not aware of any insurance that could be acquired at a reasonable cost. Historically, the Company has allocated ten basis points (.001) of daily processing activity to serve as a reserve against any losses that it may sustain due to such activity. The Company has approximately $336,000 and $910,000 in reserve against chargeback receivables for the fiscal year ended 2000 and 1999, respectively. The Company sustained expenses of $528,000 and $433,000 against said chargeback losses for the fiscal years ended 2000 and 1999, respectively. Over the past 15 years that the Company has made automatic reserve contributions, no merchant loss has exceeded the reserve during the period such losses were realized. Based upon this fact, the Company believes this mechanism of allocating daily from processing revenues to a reserve to address these obligations when they arise will be adequate to address the inherent risks associated with merchant processing.

Banking Activities and Relationships

To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank which provides necessary sponsorship for the merchants to process Visa and MasterCard transactions. From 1997 to 1999, the Company enjoyed four processing bank relationships: Imperial Bank, Los Angeles, California, First Charter Bank, Beverly Hills, California, First Regional Bank, Los Angeles, California and The Berkshire Bank, New York, New York. In 1999, the Company acquired the merchant portfolio previously processed through Imperial Bank and moved merchants from the sponsorship of Imperial Bank to First Regional Bank. Multiple bank relationships are desirable due to potential changes that can occur in the banking market wherein one of the Company's banks might be acquired and the new owner not desire to continue the relationship for any reason.

In December of 1999, the Company filed its bank application with the OCC and in January, 2000, with the FDIC. Should approval of the bank be received, it is anticipated that the bank will become a primary member of Visa and MasterCard and that the Company will be better able to assure Visa and MasterCard membership to its base of merchants. Additionally, it is anticipated that the Company will benefit from the deposits generated by merchant processing activity. Currently, the average daily total deposits at all of the banks utilized by the Company exceeds $30 million.

Subsequent to fiscal 2000 year end, the Company terminated its processing relationship with First Charter Bank. The Company also initiated legal proceedings to recover processing fees from First Charter Bank that the Company believes have been erroneously charged.

There can be no assurance that the Company will be approved to start a bank or that the Company will always be able to maintain its present banking relationships, establish other such relationships, or, if such other relationships are available, that they can be obtained on terms satisfactory to the Company.

U-Haul International

The U-Haul program began in 1995 after a year of development of special software by the Company. The software operates on CBC's EB920 terminal, provides credit card authorization, and keeps track of available inventory at the dealer's site. The system also prepares the rental contract between the dealer and the customer and reports the activity electronically to the corporate office, thereby eliminating the need for a U-Haul dealer to manually prepare weekly summary reports of rental activity. The system tracks all financial data and forwards both rental and financial data daily to ECHO's data center. ECHO distributes the rental data on an hourly basis around the nation to the points of destination. This allows a receiving dealer to accept reservations for rental of the specific equipment prior to the equipment's actual arrival.

The Company has capitalized part of its costs associated with the development of the system and amortizes such costs over three years. Revenues are derived from equipment sales to U-Haul and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. U-Haul transaction activity and equipment purchases constitute a significant portion of the Company's growing profitability. During fiscal year 2000, the Company entered into a three-year contract with U-Haul International which covers processing services, software development, data distribution, equipment purchases/warranty, customer support, and consulting. The contract has renewal provisions for extending the term. During 2000, the Company also deployed an additional 4,000 terminals to the U-Haul dealers. The Company presently serves approximately 15,000 U-Haul dealers.

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

The Company's service based on these technologies is the ECHONLINE service, and it is aimed at enabling Internet Service Providers ("ISPs") to submit transactions to the Company on behalf of themselves and of their own customers using the Internet. During fiscal 1997, the Company reached agreements with two software developers to develop commercial interfaces toECHONLINE - one for UNIX, and one for Windows NT. The UNIX software is available at no charge, and ISPs have been able to process transactions withECHO within a week of securing this software. The Windows NT software is available for a modest fee, and ISPs and larger merchants that have acquired this software have been able to process transactions withECHO within a day of acquisition.

Internet Banking and Business Information
The Company believes that the Internet will become a common tool used by financial officers and business owners to evaluate merchant bank account information and make decisions regarding the status of checks written, funds availability and other banking issues that are commonly of concern to a merchant. In addition, small leases for office furniture, phone systems, copiers, fax machines, POS equipment and such will continue to be desired financial services of the merchant marketplace. Quick and easy access to information that most merchants need, such as insurance, travel and shipping services, are additional services the Company believes merchants would appreciate. The Company believes it can integrate merchant financial activities and informational services into a common Internet portal and thereby attract new and strengthen existing merchant relationships by providing greater value in a financial portal dedicated solely to merchants.

The Company sees the Internet as a ubiquitous communications network that can provide low-cost access to the services the Company offers. Rather than refer to the Company as an Internet-based company, the Company is attuned more to building a suite of services that will be attractive to the merchant marketplace and utilize the Internet as a secure access method for delivery of those services. In light of the above issues, the Company has highly trained and knowledgeable people who are designing, developing and managing its Net activities. Although not expected, if for any reason certain key personnel were no longer available to the Company, the Company would have to look to outside sources for similar capabilities. No assurance can be made that such expertise would be found and, if found, available to assist the Company. Additionally, the Net products being developed and introduced are intended to augment the Company's present processing activities and are intended to be offered for low entry and low on-going processing costs when compared to other similar services. This strategy is intended to draw retail business relationships presently processing with other providers to the Company, but there is no assurance such a strategy will be effective or will be a sustainable pricing strategy in the long-term. The Company intends to review this strategy regularly as a result and make changes in pricing, if necessary, based upon actual experience.

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

XpressCheXplus
TheXpressCheXsystem is an electronic process whereby a mail order/telephone order-based merchant may collect checking account data from numerous customers and submit the file to ECHO in order to electronically move funds from the customer's checking account into the merchant's account. This service eliminates the need for paper checks to be received and processed by the merchant.

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

ECHOLINK
In 1998, the Company announced theECHOLINK program, an Internet-based service that allows any merchant to review their processing activity in a secure manner over the Internet. TheECHOLINK program is a chargeable service and provides the merchant with many methods of sorting the data, including identifying frequent customers and quickly locating specific transactions under question by the customer or by the card issuing banks, the latter issues being commonly referred to as Retrieval Requests and Chargebacks. For merchants who are in a mail order or telephone order type of business, the ability to search and respond to Retrieval Requests and Chargebacks is a significant advantage over the paper-based systems that are still being used by other processors.

ECHONET
In 1999, the Company announced ECHONET, an Internet browser-based service that allows a merchant to enter credit card data either manually or through a card reader and receive an immediate authorization from the Company.ECHONET meets the needs of retail merchants who have Internet access and also call center type of businesses that desire operators to have immediate access to credit card authorization capability while on the phone with a caller.

Financial Portal
The Company is designing an Internet financial portal through which it will provide all of its transactional reporting services. The portal will also provide access to all banking information and be linked to other information sources commonly used by and beneficial to merchants. A marketing plan is being developed to utilize existing relationships with sales organizations, ISP's and other Internet specialists to promote and benefit from the merchant's use of the internet-based portal. The effectiveness of such a portal and of the marketing programs can not be assured but management is encouraged by the growing interest and use of these special tools by various merchants and by the interest of many Internet-based businesses to associate withECHO in order to access its suite of financially-based services for their merchants.

Equipment Design and Manufacture
Through the years, the Company has developed software that enables the Company's host computer to interface with the largest POS manufacturer, Verifone International, who is estimated to have a 65% share of the POS terminal market. The acquisitions of XpressCheX and Rocky Mountain Retail Systems has significantly expanded the number of terminal manufacturers that connect to the Company for check related services. The Company is currently developing credit card processing software to be used on these new POS platforms so that all of the Company's services can be accessed by merchants who own such systems. In addition, the Company is reviewing Internet capable POS systems (TCP/IP) and plans to adopt a standard equipment package around which it can design a merchant processing service that is fully Internet based.

innoVentry
InnoVentry is a partnership between Wells Fargo Bank and Cash America and provides cash advance services to casinos and the gaming industry at large. In September 1999, the Company entered into a five-year strategic alliance agreement with innoVentry to provide credit card transactions for innoVentry's casino business. In August of 2000, the two companies agreed to discontinue this relationship and the Company susequently sold its interest to innoVentry for $1,000,000. This resulted in a gain from sale of asset of $312,000 recorded by the Company in fiscal 2000.

United States Postal Service ("USPS") Pilot Program
In November 1995, CBC was awarded a contract to design and build 575 Electronic Money Order Dispensers ("EMOD") for the USPS. The First Article Test of the EMOD system was approved in February 1997. In May 1997, 175 "Stand-Alone" EMOD units were deployed in the Dallas, Texas area. The Company was informed in January 1998 that the pilot program was being extended and that the USPS found that the EMOD system generated significant savings in time and money for the USPS. The USPS subsequently asked CBC to bid the costs of making a software change to the EMOD that allowed other printers to be utilized with the EB921 control terminal. Final verbal permission to proceed was received from the USPS in December,1998 but, prior to proceeding, the Company asked for a formal funding approval. Such approval was not provided and, by mid-1999, the USPS announced that it needed to dedicate all personnel on special projects, such as EMOD, to other projects centered on confirming readiness for the year 2000 (Y2K). Since the arrival of the year 2000, no further indication has been received by the Company that the USPS intends to broaden or continue its development activities with the Company's EMOD system. No formal notice has been received from the USPS and, in the absence of formal notice, the Company believes it is reasonable to assume further development is not likely at this time.

Patents
The Company presently has three patents with respect to certain of its proprietary technology in operating printers and reading financial documents. The Company has obtained a patent on its method of electronically sensing the serial number of a document. This method relies on the use of its patented ECHOSYMBOLOGY(TM) bar code. The patent describes a unique method of illuminating a form from one side while resolving the bar code image from the opposite side. No additional optical components are required beyond the basic illumination source and the CCD image array.

The Company developed and obtained a patent to a proprietary type of bar code reading technology, designated as font of machine readable patterns.

The Company has also obtained a financial document dispensing apparatus and method patent for particular printing techniques and reporting presentations used in the preparation and tracking of financial documents. This patent provides an opportunity for promotion of its financial document dispensing devices as the issuance of financial documents becomes more common in non-bank environments.

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



Leasing

The Company sells and leases terminals and printers to retail merchants through its subsidiary,ECHO Payment Services, Inc. ("EPS"). EPS cultivates relationships with independent sales organizations, agent banks, and trade associations and has formed strategic alliances with other marketing groups to increase equipment sales and leases. EPS normally leases equipment at an annual return between 18% and 24%, bundles leases in various sized packages and sells them at a discounted rate to banks and individual investors. Servicing and collection of leases sold is performed by the Company.

Real Estate

The Company presently owns undeveloped land in seven western states. The Company has entered into an agreement with a party to seek to sell all of its real estate holdings. The Company has held all of its land properties for over ten years and does not have current appraisals nor title insurance on its real estate holdings. Some of the properties are held pursuant to quit claim deeds. The real estate holdings are carried on the Company's books at estimated fair value less estimated costs to sell.

Marketing

Since 1997, the Company has slowed its reliance on a single Independent Sales Organization (ISO) that it had utilized for the prior five years to acquire new merchant accounts. The Company has set up several referral programs with several ISO's and, over the past year, approximately 20% of new accounts were generated by the ISO referral program. The balance of the Company's new merchant accounts were generated through the Internet, theECHOTEL program, the ECHONET program and direct merchant referrals by existing merchants to the Company.

The acquisitions of XpressCheX, Inc. (formerly Magic Software Development) and Rocky Mountain Retail Systems has broadened the number of sales channels available to the Company and using these channels to sell credit and debit card processing is planned once full integration of services onto a common POS platform is finished in the first quarter of fiscal 2001. Additionally, cross-selling of check services to ECHO's existing base of merchants and U-Haul dealers is believed to be a significant opportunity for the Company to maximize earnings with a minimum marketing expense.

Management believes the Company is unique in the number of methods of access it allows, the combination of transaction types that it manages directly, its ability to integrate additional services based upon customer needs and in its ability to support each merchant through one vertically integrated source. In most competitive instances, such services are performed by different parties and, as a consequence, merchants become frustrated trying to solve a problem, not knowing which party to call. The Company believes its commitment to maintaining a common Customer Support group serving all processing divisions (ECHO, XpressCheX and RMRS) on a 24/7/365 basis will become a distinctive advantage to merchants in choosing ECHO over its competitors.

In October of 1999, the Company entered into an agreement with National Bank Drafting Services (NBDS), a sales organization with 2,000 licensees with headquarters located in Fort Worth, Texas. Initially, XpressCheX-based check services were to be offered by NBDS but in May, 2000, the services sold by NBDS were expanded to include credit card processing. Currently, check verification services from RMRS are being integrated with NBDS's other services to allow a further expansion of services being sold by NBDS. Due in part to delays in the full integration of services and difficulties in licensee training, the NBDS sales activity has developed more slowly than expected. However, due to an NBDS national conference held in October, 2000, and ECHO's active participation therein, it is expected that NBDS productivity will increase significantly in fiscal year 2001.

The Company's marketing strategy is as follows:

1) To maximize its cross-selling activities to its existing base of merchants. Between its three transaction processing subsidiaries, the Company serves over 58,000 merchants, many of whom do not participate in the full range of services offered by the Company. This is due more to lack of information than choice by the merchant so the Company is dedicated to informing all merchants of its full capabilities and maximizing those relationships in fiscal year 2001.

2) To sell its integrated suite of check, credit and debit card-related processing services to small banks. The Company believes it has a combination of services that makes it a very attractive partner to small banks who will never develop or have access to these set of services from a single provider.

3) To finalize and release its merchant financial portal. The Company believes a centralized portal wherein all financial and informational data can be accessed by merchants will provide a marketing tool to its sales channels and will generate additional merchant referrals.

4) To support the NBDS licensees. The sophistication and professional nature of the average NBDS licensee was confirmed by the Company at the NBDS national convention held in October, 2000. It is firmly believed that continued training and sales support by the Company will result in increased sales being generated through the NBDS licensees.

5) To establish its bank as quickly as possible once approved and promote it nationally. Once the company is able to assert it has a bank dedicated solely to merchant processing, it is believed a national marketing campaign can be developed that will result in increased sales to the merchant marketplace. To management's knowledge, there is no bank in the here is no bank in the
     nation today that is dedicated only to providing merchant processing activity.

6) To support XpressCheX and RMRS in the independent and full development of their respective sales channels. Both XpressCheX and RMRS have existing opportunities to provide their respective services to nationally known of which might be competitors of ECHO from a credit card processing viewpoint. It is the Company's intent to support such alliances for XpressCheX and RMRS and to maintain the highest ethical treatment of such relationships to assure neither XpressCheX or RMRS customers have reason to question their reliance on an ECHO subsidiary for services.

Markets can change for numerous reasons, e.g., new technology, economic factors, regulatory requirements, etc., many of which are not within the control of the Company so it can not be assured that the marketing efforts of the Company will be or continue to be effective or that the Company will see or continue to see an increase in processing volume in the future.

Competition

The Company enjoyed the distinction of being listed as the sixth largest provider of check verification services in the USA in the May, 2000 issue of The Nilson Report, a monthly financial subscription-based newsletter. The five providers of verification services in higher volume than ECHO were SCAN, TeleCheck, Equifax, IPS and NDC. In management's opinion, the provider who the Company most parallels in terms of range of processing services is TeleCheck.

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

Employees

The Company employed 145 persons at September 30, 2000, none of whom are represented by a labor union. The Company's headquarters are based in Agoura Hills with offices in Westlake Village, California; Albuquerque, New Mexico; and Boulder, Colorado. Management believes that its employee relations are good at the present time.

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


ITEM 2.      Properties

In October 1994, the Company purchased the three-story, 13,500 square foot building it currently occupies for $880,000. The Company currently has a note collaterized by this building. The current monthly debt service is approximately $7,000. This building houses the Company's headquarters and computer facilities.

The Company leases real property under various agreements which expires at various times over the next two years. The total lease payment is approximately $14,000 per month.

The Company's cost of real estate held for investment was $528,000 for fiscal years ended 2000 and 1999. A $276,000 reserve allowance was set up as of September 30, 2000 and 1999 to reflect a net book value of $252,000 which is based on the estimated fair value less estimated cost to sell the properties. The Company owns several pieces of raw land for investment consisting of four noncontiguous parcels in Missouri totaling approximately five acres, two noncontiguous parcels in Texas totaling approximately forty-four acres, one acre in Castilla County, Colorado, one-third acre in Eureka County, Nevada, a single lot in Arrowhead County, Washington, a single lot in Ventura County, California, three acres in Independence County, Arkansas, and 498 acres in San Bernardino County, California. The Company has entered into an agreement with a party to represent and sell its properties.


ITEM 3.     Legal Proceedings

As is the case with many businesses that serve thousands of customers, the Company routinely encounters legal actions that may or may not have substance.

The Company is currently involved in lawsuits against eighteen (18) merchants for losses incurred from chargebacks that the Company has paid on behalf of those merchants. The amounts of losses claimed aggregate to more than $272,000. There is no assurance that these amounts are recoverable through litigation.

In addition, litigation handled by outside law firms includes defense litigation with respect to a merchant lawsuit filed against the Company by Premiere Lifestyles International Corporation and a collection lawsuit filed by the Company against First Charter Bank for amounts owed the Company.

The Company encounters other legal actions routinely in the course of doing business but none are considered significant and none are known at the date of filing other than those discussed above.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote of Security Holders during the fiscal year ended September 30, 2000 at the Annual Shareholders' Meeting held on February 4, 2000. A majority of shareholders' votes approved two issues: (1) election of one director; and (2) ratification and approval of auditors.

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


           FISCAL YEAR ENDED            High          Low
             SEPTEMBER 30

                     2000
              First Quarter             $3.68        $1.00
              Second Quarter            $6.75        $2.46
              Third Quarter             $3.96        $1.81
              Fourth Quarter            $2.37        $1.43

                     1999
              First Quarter             $4.19        $0.75
              Second Quarter            $3.12        $1.47
              Third Quarter             $2.41        $1.25
              Fourth Quarter            $1.62        $0.97

                     1998
              First Quarter             $1.38        $0.88
              Second Quarter            $1.25        $0.69
              Third Quarter             $2.00        $0.78
              Fourth Quarter            $1.88        $0.94


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's common stock is limited and sporadic, as indicated by the average monthly trading volume of 4,406,442 shares for the period from October 1999 to September 2000. On December 15, 2000, the closing representative price per share of the Company's common stock, as reported through NASDAQ in the over-the-counter market, was $0.87.

Holders of Common Stock

As of September 30, 2000, there were 889 record holders of the Company's Common Stock, with 21,730,934 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

The Company has not paid any dividends in the past and has no current plan. The Company intends to devote all funds to the operation of its businesses.


ITEM 6.     Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 2000 and 1999 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 2000, and notes thereto appearing elsewhere herein.

                                           Year Ended September 30
                                       2000    1999    1998     1997    1996
                                        ( -----  Amounts in thousands, except
                                               per share  ----- )
Statement of Operations Data:
Revenues . . . . . . . . . . .      $28,340  $23,828 $21,063 $18,623  $14,342
Costs and expenses . . . . . .       28,324   22,636  19,852  18,103   14,526
Income (loss) from operations            16    1,192   1,211     520     (184)
Interest income (expense), net          196       95      14    (138)    (228)
Other income (expense), net. .          312      -0-     (35)    (50)    (182)
Income (loss) before income tax
 (Provision) benefit . . . . .          524    1,287   1,190     332     (594)
(Provision) benefit for
  income taxes . . . . . . . .         (233)   1,331     (36)     (4)      (5)

Net Income (loss). . . . . . .       $  291  $ 2,618 $ 1,154  $  328  ($  599)


Net Income (loss) per share-basic     $0.01    $0.14    $.08   $ .03    ($.05)
Net Income (loss) per share-diluted   $0.01    $0.11    $.05   $ .02     n/a


Weighted average number of
  common Shares and equivalents
  outstanding-basic. . . . . .       21,030   18,143  14,974  13,337   11,297

Weighted average number of
  common Shares and equivalents
  outstanding-diluted. . . . .       23,300   23,299  21,834  19,851      n/a

Balance Sheet Data:
Working capital surplus  . . .      $ 6,029  $ 5,010 $ 3,611 $ 2,054  $   238
Current assets . . . . . . . .        7,595    6,159   5,154   3,047    2,254
Total assets . . . . . . . . .       17,013   12,932   8,025   6,084    4,682
Current liabilities. . . . . .        1,566    1,149   1,543     993    2,016
Long-term debt, and payable to
 stockholders and related parties,
 less current portion. . . . .          767      599     639     681      597
Total stockholders' equity . .      $14,680  $11,184  $5,843  $4,410   $2,069







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

Overview

Electronic Clearing House, Inc. provides credit card authorizations, debit card authorizations, electronic deposit services, check guarantee, check verification, check conversion, accounts receivable check truncation (ARCT/Lockbox), RCK (Return Check), inventory tracking services and various Internet services to retail and wholesale merchants and U-Haul dealers across the nation. In addition, the Company develops and sells and leases electronic terminals for use by its customers and other processing companies.

On January 4, 2000, the Company acquired Rocky Mountain Retail Systems, Inc.
(RMRS), based in Boulder, Colorado. RMRS operates as a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, the Company issued a total of 1,000,000 shares of restricted common stock to the selling shareholders of RMRS. An additional 1,500,000 restricted shares of common stock will be placed into escrow to be issued to the RMRS selling shareholders under a performance clause wherein, should the RMRS subsidiary's performance meet or exceed predetermined earnings goals for years 2000 through 2002, a proportionate number of performance-based shares will be issued.

RMRS is the creator/owner and processor for National Check Information Systems
(NCIS) through which RMRS provides check verification services to large retail chains, processors and collection agencies across the nation. NCIS's negative check writer database is ranked No. 6 in the nation by The Nilson Report.

Result of Operations

Fiscal years 2000 and 1999

Net Income.    Electronic Clearing House, Inc. recorded income of $524,000 before income tax provision for fiscal year 2000, as compared to $1,287,000 in fiscal year 1999, a decrease of 59.3%. Net income after tax provision for fiscal year 2000 was $291,000, as compared to $2,618,000 in net income for fiscal year 1999 after a tax benefit of $1,331,000. Earnings per both basic and diluted shares were $.01 in fiscal year 2000, as compared to $.14 per basic share and $.11 per diluted share for fiscal year 1999.

Revenue.    Total revenues for fiscal year 2000 were $28,340,000, an 18.9%
increase over revenues of $23,828,000 for fiscal year 1999.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard and transaction processing revenue increased 13.3%, from $21,089,000 in fiscal year 1999 to $23,902,000 for fiscal year 2000. This increase was primarily the results of a 16.3% increase in bankcard processing volume year-over-year. Check related revenues increased from $308,000 for fiscal year 1999 to $1,979,000 in fiscal 2000, a 542.5% increase. This was mainly attributable to the acquisition of Rocky Mountain Retail Systems (RMRS), which was completed in January 2000, and the inclusion of a full year of operations for XpressChex, which was acquired in April 1999. Total processing and transaction revenue increased from $21,323,000 for fiscal 1999 to $25,677,000 for fiscal 2000, an increase of 20.4%.

Transaction revenues generated from one of our major customers, U-Haul International, increased 12.5% from the prior year as a result of the additional terminal deployed during the last two fiscal years.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales revenue for fiscal 2000 were $2,459,000, which represented a 16.8% increase over $2,106,000 for fiscal 1999. This increase reflected the delivery of approximately 4,100 terminals to the U-Haul dealers during this fiscal year as compared to 2,500 terminals delivered in fiscal 1999. The increase was partially offset by fewer terminals sold to the merchants through various sales channels during fiscal 2000. The total U-Haul dealer base served by the Company nationwide has now grown to approximately 15,000 as a result of these latest terminal deployments. The Company believes that the U-Haul transaction revenue will continue to increase as a result of these additional units deployed.

Other revenue decreased from $399,000 in fiscal year 1999 to $204,000 in fiscal 2000, a 48.9% decrease due to fewer billable software development work completed during the current year.

XpressCheX, Inc., a wholly owned subsidiary of the Company, initiated its new ACH backbone service in May 2000. With a benchmark throughput in excess of
5.6 million transactions per day, a tenfold system processing improvement, this ACH system was designed with redundancy and scalability to allow multiple benchmark levels to be implemented and sustained simultaneously. This backbone will be used for check conversion (POP), check-representment (RCK), accounts receivable truncated check (ARTC, lockbox), on-line check acceptance, and batch processing. This system is completely configurable by merchant. Some of the features include automated sales commission tracing, multiple re-initiation of items and service fees, fully automated funds distribution of all fees and payments, integrated fraud protection, and automated return matching.

In November 1999, the Company acquired Peak Services, a collection agency, and successfully integrated its operations into the XpressChex group location in Albuquerque, New Mexico. XpressCheX also has initiated a full RCH standard collection service with Internet-based reporting and check imaging. This collection service has grown from processing 500 checks a month to over 4,000 checks in the first few months of operations.

In September 1999, the Company entered into a five-year strategic alliance agreement with innoVentry, a company jointly owned by Wells Fargo and Cash America International, Inc., to provide credit card transactions in innoVentry's casino business. In August 2000, the two companies agreed to discontinue this relationship and the Company susequently sold its interest to innoVentry for $1,000,000. As a result, the Company recognized $312,000 of gain.

Cost and Expenses.    Bankcard processing expenses should always reflect the
changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased from $14,778,000 for fiscal year 1999 to $18,128,000 in the current fiscal year, a 22.7% increase. This was in direct relation to the 20.4% increase in processing and transaction revenues for the current fiscal year. The decrease in gross margin was attributable to the marketing efforts being made to the retail sectors, which traditionally carries a lower risk and therefore generates a smaller gross margin to the processor.

Cost of terminals sold and leased increased from $1,166,000 in fiscal year 1999 to $1,790,000 in fiscal year 2000, an increase of 53.5%. This is attributable to the 16.8% increase in terminal sales and lease revenue for the year. Additionally, the Company reduced the terminal price for the 4,100 U-Haul systems sold during the current year.

Other operating costs increased from $2,424,000 in fiscal year 1999 to $3,231,000 in fiscal year 2000, an increase of 33.3%. This increase was mainly attributable to the XpressChex and the RMRS acquisitions and the significant integration expenses related to the various check products and services.

Selling and general and administrative expenses increased from $4,176,000 in fiscal year 1999 to $4,816,000 in fiscal year 2000, an increase of 15.3%. As a percentage of total revenue, selling, general and administrative expenses decreased slightly from 17.5% of total revenue in fiscal year 1999 to 17.0% of total revenue in fiscal year 2000. This decrease was partially offset by the bank organization costs incurred during fiscal year 2000.

Amortization of goodwill expense increased from $92,000 in fiscal 1999 to $359,000 in fiscal 2000 as a result of the XpressChex and the RMRS acquisitions.

Overall, the Company has invested substantially and has made significant progress in enhancing and integrating a suite of new check services during this fiscal year. The Company has expanded its sources of revenue from one transaction type, credit card processing, to five different types of transactions, i.e., credit cards, debit cards, check verifications, ACH settlement and collections. Management believes that the overall effect of this enhanced transaction capability will be positive on both revenues and earnings in the future.

In December 1999, the Company filed an application to start an Internet-base bank with the Office of the Controller of the Currency (OCC) and also filed an application with the Federal Deposit Insurance Corporation (FDIC) in January 2000. The bank would provide services exclusively to merchants and is, therefore, being considered a "special purpose" bank by both the OCC and the FDIC. The Company was advised that the regional offices of both the OCC and the FDIC have submitted the applications to their Washington D.C. offices where special purpose banks receive final review. Due to the fact the applications are classified as a "special purpose" bank, this application process has been unexpectedly slow. However, management is still optimistic about obtaining preliminary approvals from both the OCC and the FDIC within the next couple of months. If the OCC and the FDIC approvals are obtained, the Company will immediately file with the Federal Reserve Bank to become a bank holding company, a process estimated to take at least 60 days.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had available cash of $3,941,000, restricted cash of $1,017,000 in reserve with its primary processing banks and working capital of $6,029,000.

The Company is currently financing its operations primarily from cash generated from operations. During fiscal 2000, the Company generated $788,000 from operations. The Company generated $1,000,000 from the sale of asset.
Net cash used in investing activities was $332,000, mainly as a result of equipment and software purchases. Net cash provided by financing activities was $585,000 of which $389,000 was from the exercise of stock options and warants, and $400,000 from the issuance of a note payable. This was offset by $204,000 repayment of notes payable. Overall, the Company's cash balance increased by $1,041,000 in fiscal year 2000.

Accounts receivable net of allowance for doubtful accounts increased from $1,532,000 at September 30, 1999 to $1,911,000 at September 30, 2000. This is
reflective of the increased month-end billings to merchants due to revenue growth year-over-year. Inventory costs remained relatively constant from $580,000 at September 30, 1999 to $594,000 at September 30, 2000.


At the present, the Company's cash flows from operations is sufficient to support the current level of developments costs and marketing costs which would allow the Company to further develop all of its check related products and services and fully integrate its sales and marketing efforts as a result of the recent acquisitions.

However, once the OCC and the FDIC approved the bank application, the Company will need to seek additional funding to satisfy the anticipated capital requirements for the bank. There is no assurance that the funding will be obtained based on terms that are acceptable to the Company.


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


Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended September 30, 2000 and September 30, 1999 (in thousands, except share data):


                                      Year Ended September 30, 2000
                                   First    Second    Third    Fourth
                                  Quarter   Quarter  Quarter   Quarter

  Net revenues                  $6,205    $6,574    $8,022   $7,539
  Income (loss) from operations    (56)     (288)      299       61
  Net income (loss)                (19)     (219)      321      208
  Basic net income (loss) per
    common share                $ 0.00    ($0.01)   $ 0.01   $ 0.01
  Diluted net income (loss) per
    common share                $ 0.00    ($0.01)   $ 0.01   $ 0.01


                                       Year Ended September 30, 1999
                                   First    Second    Third   Fourth
                                  Quarter   Quarter  Quarter  Quarter



  Net revenues                   $5,469    $6,356   $6,133   $5,870
  Income from operations            249       443      195      305
  Net income                        258       444      209    1,707
  Basic net income per
    common share                 $ 0.02     $0.03   $ 0.01   $ 0.08
  Diluted net income per
    common share                 $ 0.01    $ 0.02   $ 0.01   $ 0.07



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

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales increased from $2,055,000 in fiscal 1998 to $2,106,000 in fiscal 1999, a 2.5% increase. This increase was primarily due to more terminals sold in fiscal 1999 as a result of several new sales programs. This increase was partially offset by 2,500 U-Haul systems shipped in fiscal 1999 versus 3,100 systems shipped in fiscal 1998.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant

The officers and directors of the Company are:


                                                         Date first became
Name                            Position                Officer or Director
Joel M. Barry <F1><F3>          Chairman of the Board,           1986
                                Chief Executive Officer,
                                President


Alice L. Cheung                 Chief Financial Officer,         1996
                                Treasurer

Lawrence M. Brown               Vice President                   1999

Jesse Fong                      Vice President                   1994

David Griffin                   Vice President                   1990

Rick Slater                     Vice President                   1998

Patricia Atlas Williams         Vice President                   1997

Jack Wilson                     Vice President                   1994

Donna L. Rehman                 Corporate Secretary              1990

R. Marshall Frost               Counsel                          1994

Aristides W.
  Georgantas<F1><F2><F3><F4>    Director                         1999

Carl W.
  Schafer<F1><F2><F3><F4>       Director                         1986

Herbert L.
  Lucas<F1><F2><F3><F4>         Director                         1991

------------------------------------------

<F1>
Member, Finance Committee
<F2>
Member, Audit Committee
<F3>
Member, Nominating Committee
<F4>
Member, Executive Compensation Committee


JOEL M. BARRY, age 50, has been a Director of the Company since July 8, 1986, and Chairman of the Board since December 26, 1986. Mr. Barry served as Chief Financial Officer from May 1, 1987 to June 9, 1990, and Executive Vice President from October 12, 1987 to June 29, 1990, when he was designated Chief Executive Officer of the Company. In May, 1999, Mr. Barry assumed the role of President. Mr. Barry is also a Director and Chief Executive Officer of the NCCR, CBC, and XpressCheX, Inc. (formerly Magic Software Development) wholly-owned subsidiaries. From August 1981 to June 1991, Mr. Barry was a lecturer and investment counselor for Dynamic Seminars, a firm he founded in 1981, and Basics Financial Planning and Investments, a firm he founded in 1983. From 1972 to 1974, Mr. Barry owned and operated a recording business and from 1975 to 1981 was employed as the Director of Marketing and Sales with Financial Dynamics, a financial planning firm located in Covina, California. Mr. Barry attended Oklahoma State University from 1969 to 1970, majoring in Accounting and Ozark Bible College from 1970 to 1972, majoring in music.

ALICE L. CHEUNG, age 43, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining the Company, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants.

LAWRENCE M. BROWN, age 49, joined the Company in 1997 and was appointed Vice President and Chief Information Officer in 1999. Prior to joining the Company, Mr. Brown was founder and sole proprietor of Cypress Productivity Systems, an educational consultancy focused on software engineering processes and project management methodologies. Mr. Brown served Unisys Corporation for eighteen years in various roles in Professional Services, Engineering, and Marketing, with his last position as Director of Software Engineering. Mr. Brown holds a BA degree in English and a BS degree in physics from Rhodes College in Memphis, Tennessee, as well as an MDiv from Claremont School of Theology in Claremont, California.

JESSE FONG, age 49, has served as Vice President since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 52, has served as Vice President since June 1990. Previous to this capacity, he was Vice President of Operations for the Company from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

RICK SLATER, age 40, joined the Company in May 1995 as Vice President of Computer Based Controls, Inc. (CBC). In December of 1995, Mr. Slater was appointed President of CBC. Prior to joining the Company, Mr. Slater was President of Slater Research which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. While a group leader at Aiken Advanced Systems, Mr. Slater held a TS/SCI security clearance and developed numerous military signal collection systems installed throughout the world. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

PATRICIA WILLIAMS, age 35, joined the Company in September 1996, serving as Director of Program Management and was appointed Vice President in October 1997. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles. Ms. Williams holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 56, has served as Vice President since June 1994 and was Director of Bank Card Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

DONNA L. REHMAN, age 51, joined the Company in 1988 and has served as Corporate Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.


R. MARSHALL FROST, age 53, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar, a member of the American Bar Association and the International Bar Association, and a certified broker with the California Department of Real Estate.

ARISTIDES W. GEORGANTAS, age 56, has served as a Director since February, 1999. Mr. Georgantas was Executive Vice President and Chief Operating Officer, Global Asset Management/Private Banking, and Chairman and Chief Executive Officer of Chemical Bank New Jersey, NA. He had also served as President and Chief Operating Officer of Horizon Bancorp and subsidiaries and Princeton Bank. His affiliations include Director of Blue Cross Blue Shield of New Jersey; Director of Glenmede Trust Company; Chairman of the Foundation for New Jersey Public Broadcasting; and Director of Mathematica Policy Research, Inc. Mr. Georgantas is a graduate of the University of Massachusetts and Columbia University Graduate School of Business.

CARL W. SCHAFER, age 64, has been a Director since July 1986. Mr. Schafer was Financial Vice President and Treasurer (Chief Financial Officer) of Princeton University from July 1976 to October 1987. From October 1987 to April 1990, Mr. Schafer was a Principal of Rockefeller & Co., Inc. of New York, an investment management firm. He is a Director of The Atlantic Foundation and Harbor Branch Institution and became President of the Atlantic Foundation in April 1990. Mr. Schafer also holds the following positions: Director/Trustee of the Paine Webber and Guardian Families of Mutual Funds; Director of Roadway Express, Inc., a trucking company; Director of Frontier Oil Corporation, an oil refiner; Director of Nutraceutix, Inc., a bio technology company; Director of Labor Ready, Inc., a provider of temporary labor; and Chairman of The Johnson Atelier and School Of Sculpture. He graduated from the University of Rochester in 1958, and served with the U.S. Bureau of the Budget, successively, as Budget Examiner, Legislative Analyst, Deputy Director and Director of Budget Preparation. He resides in Princeton, New Jersey.

HERBERT L. LUCAS, age 74, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He was formerly a member of the Board of Trustees of Princeton University.



All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The annual meeting of stockholders was held on February 4, 2000, and the election of directors was held at that time.


ITEM 11.     Executive Compensation

The following table sets forth the total compensation paid and stock options offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 2000, 1999 and 1998.


Summary Compensation Table


                                                     Annual         Long Term
                                                  Compensation    Compensation

                                                                   Securities
               Capacities in                                        Underlying
Name           Which Served           Year   Salary<F1>    Bonus   Options<F2>


Joel M. Barry     Chairman/Chief     2000   $190,000    $50,000     50,000
                  Executive Officer/ 1999    159,166     52,500    300,000
                  President          1998    148,616  <F3>14,000       -0-


Alice Cheung      Chief Financial    2000   $ 99,500     14,250     10,000
                  Officer/Treasurer  1999     94,416     12,000     20,000
                                     1998     89,333     11,000        -0-

Rick Slater       Vice President     2000   $113,300     13,200     20,000
                                     1999    110,000     10,000     20,000
                                     1998    100,000      5,000        -0-

Lawrence Brown    Vice President     2000   $100,000     12,750     40,000
                                     1999     88,600        -0-     20,000
                                     1998     78,951      3,000     20,000

David Griffin     Vice President     2000     90,910      9,100     10,000
                                     1999     88,682      7,500     20,000
                                     1998     69,981      3,000        -0-



----------------------------------------------

<F1>
The Company provides Mr. Barry with an automobile. Mr. Barry, Ms. Cheung, Mr. Slater, Mr. Brown and Mr. Griffin are participants of a Company sponsored 401(K) plan. There has been no compensation paid other than that indicated in the above table.
<F2>
None of these options has been exercised. See "Stock Option Plan" and "Warrants".
<F3>
Mr. Barry's salary includes a $1,117 vacation paydown.





Fiscal 2000 Option Grants Table

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer whose compensation exceeded $100,000 during fiscal 2000. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.



                                                                  Potential
                                                                 Realization
                                                              Value at Assumed
                                                               Annual Rates of
                          Percent of                             Stock Price
                         Total Granted                        Appreciation for
                         to Employees   Exercise                 Option Term
                 Options       in         Price  Expiration
Name             Granted  Fiscal Year   per share   Date        5%        10%


Joel M. Barry    50,000    11.76%       $2.56    02/04/10    $36,000   $78,000
Alice Cheung     10,000     2.35%       $1.75    12/23/09    $ 4,800   $11,000
Rick Slater      20,000     4.71%       $1.75    12/23/09    $ 9,600   $22,000
Lawrence Brown   10,000     2.35%       $1.75    12/23/09    $ 4,800   $11,000
                 30,000     7.06%       $2.56    02/04/10    $21,000   $47,000
David Griffin    10,000     2.35%       $1.75    12/23/09    $ 4,800   $11,000


The following table sets forth the number of unexercised options and warrants held by the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer whose compensation exceeded $100,000 during fiscal 2000. No options/warrants have been exercised.


Aggregated Option/SAR Exercises and Fiscal-Year Option/SAR Value Table

                                                                 Value of
                                                  Number of     unexercised
                       Shares                    unexercised   in-the-money
                     acquired on      Value     options/SARS   Options/SARS
Name                 exercise #    realized $     FY-end #    at FY-end $<F1>

Joel M. Barry         130,000     $143,000        870,000       $722,000
Alice Cheung              -0-     $    -0-        180,000       $ 98,000
Rick Slater             4,000     $  8,000        222,000       $192,000
Lawrence Brown            -0-     $    -0-        100,000       $ 11,200
David Griffin          10,000     $ 36,200        165,000       $119,000


------------------------------------------------------

<F1>
Based on the closing sales price of the Common Stock on September 30, 2000 of $1.50 per share, less the option exercise price.


Compensation Committee Interlocks and Insider Participation

Carl W. Schafer, Director, Herbert L. Lucas, Jr., Director, and Aristides W. Georgantas, Director, serve on the compensation committee. No executive officer of the Company serves on the compensation committee of another entity or as a director of another entity with an executive officer on the Company's compensation committee.

Director Compensation

Each outside director received $15,000 and 5,859 shares of Common Stock in fiscal 2000; $15,000 and 5,455 shares of Common Stock in fiscal 1999; and $20,000 and 33,333 three-year options, exercisable at $0.91 per share in fiscal 1998. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

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



ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

As of November 8, 2000, there were 21,730,934 shares of the Company's Common Stock outstanding. To the Company's knowledge, no individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's officers and directors, individually, and as a group, as of November 8, 2000.



                                     Amount and            Percentage of
                               Nature of Beneficial    Outstanding Stock<F1>
Name and Address                     Ownership             At 11/08/00

Joel M. Barry                     1,023,250   <F2>            4.50%
28001 Dorothy Drive
Agoura Hills, CA  91301

Lawrence Brown                      100,000   <F2>            0.45%
28001 Dorothy Drive
Agoura Hills, CA 91301

Alice L. Cheung                     180,000   <F2>            0.82%
28001 Dorothy Drive
Agoura Hills, CA  91301

Jesse Fong                           55,110   <F2>            0.25%
28001 Dorothy Drive
Agoura Hills, CA 91301

R. Marshall Frost                     5,000   <F2>            0.02%
28001 Dorothy Drive
Agoura Hills, CA 91301

Aristides W. Georgantas              11,314                   0.05%
28001 Dorothy Drive
Agoura Hills, CA 91301

David Griffin                       167,747   <F2>            0.76%
28001 Dorothy Drive
Agoura Hills, CA  91301

Herbert L. Lucas                    385,081   <F3><F4>        1.74%
12011 San Vicente Boulevard
Los Angeles, CA  90049

Donna Rehman                         60,000   <F2>            0.27%
28001 Dorothy Drive
Agoura Hills, CA  91301

Carl W. Schafer                     315,247   <F3>            1.42%
28001 Dorothy Drive
Agoura Hills, CA 91301


Rick Slater                         224,000   <F2>            1.01%
28001 Dorothy Drive
Agoura Hills, CA 91301

Patricia Atlas Williams             100,000   <F2>            0.45%
28001 Dorothy Drive
Agoura Hills, CA 91301

Jack Wilson                         144,300   <F2><F5>        0.66%
28001 Dorothy Drive
Agoura Hills, CA 91301

All officers and directors
as a group (13 persons)           2,771,049                  11.43%


--------------------------------------------------

<F1>
Outstanding Common Shares with effect given to conversion of preferred stock and options described in footnotes 2 through 5.
<F2>
Includes options according to the terms of the Incentive Stock Option Plan. See "Item 11. Options, Warrants or Rights".
<F3>
Includes options granted to outside directors.
<F4>
Includes 71,889 shares indirectly owned by Mr. Lucas through a trust for his wife.
<F5>
Includes 2,120 shares indirectly owned by Mr. Wilson through his wife.




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

(a) The following documents are filed as part of this report:

   (1) Consolidated Financial Statements

                                                                          Page

     Report of Independent Accountants . . . . . . . . . . . . . . . . . .  F-1

     Consolidated Balance Sheet at September 30, 2000 and 1999 . . . . . . .F-2

     Consolidated Statement of Operations for each of the three years in the period ended September 30, 2000. . . . . . . . . . . . . . . . .F-3

     Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended September 30, 2000. . .F-4

     Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 2000. . . . . . . . . . . . . . . . .F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-6

    (2) Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts and Reserves. . . . . S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8K for fourth quarter ending September 30, 2000:

       Form 8K, dated September 1, 2000, incorporated herein by reference

(c) Exhibits:

        Exhibit
        Number                      Description of Document

        1.1    Form of Underwriting Agreement between the Company and J.W.
               Gant & Associates, Inc. <F3>
        1.2    Form of Agreement among Underwriters. <F3>
        1.3    Form of Selected Dealer's Agreement. <F3>
        2.1    Copy of Merger Agreement and Plan of Reorganization between
               Electronic Clearing House, Inc., ECHO Acquisition Corporation,
               and Magic Software Development, Inc., dated April 20, 1999.
        2.2    Copy of Merger Agreement and Plan of Reorganization between
               Electronic Clearing House, Inc., ECHO Acquisition Corporation,
               and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.
        3.1    Articles of Incorporation of Bio Recovery Technology, Inc.,
               filed with the Nevada Secretary of State on December 11, 1981.
               <F1>
        3.2    Certificate of Amendment to Articles of Incorporation of Bio
               Recovery Technology, Inc., filed with the Nevada Secretary of
               State on September 1, 1983. <F1>
        3.3    Certificate of Amendment of Articles of Incorporation of Bio
               Recovery Technology, Inc., filed with the Nevada Secretary of
               State on January 17, 1986. <F1>
        3.4    By-Laws of Bio Recovery Technology, Inc. <F1>
        4.1    Proposed Form of Purchase Option between the Company and J.W.
               Gant & Associates, Inc. <F3>
        4.2    Specimen Common Stock Certificate. <F3>
       10.31   Copy of Merchant Marketing and Processing Services Agreement
               between Electronic Clearing House, Inc. and First Charter Bank,
               dated January 25, 1994. <F6>
       10.35   Copy of Merchant Marketing and Processing Services Agreement
               between Electronic Clearing House, Inc. and First Regional
Bank,          dated June 24, 1997. <F8>
       10.36   Copy of Merchant Marketing and Processing Services Agreement
               between Electronic Clearing House, Inc. and The Berkshire Bank, dated July 31, 1997. <F8>
       10.38   Copy of Product and Software Development and License Agreement
               between Electronic Clearing House, Inc. and innoVentry, dated
               April 1, 1999.
       10.40   Copy of Merchant Account Assignment and Transfer Agreement
               between Electronic Clearing House, Inc. and Imperial Bank, dated July 8, 1999.
       10.41   Copy of Processing and Software Development and License
               Agreement between Electronic Clearing House, Inc. and National
               Bank Drafting Systems, Inc., dated October 22, 1999.
       10.42   Copy of Addendum to Agreement between Electronic Clearing
               House, Inc. and U-Haul International, dated January 1, 2000.
       10.43   Copy of Software System License Agreement between Magic
               Software Development, Inc. and National Check Network, dated
               February 29, 2000.
       10.44   Copy of Electronic Check Services Agreement between Electronic
               Clearing House, Inc. and National Bank Drafting Systems, Inc., dated May 17, 2000.
       10.45   Copy of Amendment to Product and Software Development and
               License Agreement between Electronic Clearing House, Inc. and innoVentry, Inc., dated July 19, 2000.
       10.46   Copy of Amended and Restated Merchant Marketing and Processing
               Services Agreement between Electronic Clearing House, Inc. and
               First Regional Bank, dated August 1, 2000.
       10.47   Copy of Addendum to Amended and Restated Merchant Marketing and
               Processing Services Agreement between Electronic Clearing
               House, Inc. and First Regional Bank, daated August 1, 2000.
       22.0    Subsidiaries of Registrant. <F2>


---------------------------------------------------------------

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



               ELECTRONIC CLEARING HOUSE, INC.


               By: \s\ Joel M. Barry
                     Joel M. Barry, Chief Executive
                     Officer and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Signature                    Title                          Date




\s\ Joel M. Barry            Chairman of the Board       )  December 28, 2000
    Joel M. Barry            and Chief Executive         )
                             Officer                     )
                                                         )
                                                         )
\s\ Carl W. Schafer          Director                    )
    Carl W. Schafer                                      )
                                                         )
                                                         )
                                                         )
\s\ Herbert L. Lucas, Jr.    Director                    )
    Herbert L. Lucas, Jr.                                )
                                                         )
                                                         )
                                                         )
\s\ Alice L. Cheung          Chief Financial Officer     )
    Alice L. Cheung          and Treasurer               )
                                                         )
                                                         )
                                                         )
\s\ Marjan Hewson            Controller                  )
    Marjan Hewson                                        )














                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 28, 2000

                         ELECTRONIC CLEARING HOUSE, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,

                                                      2000            1999

                                     ASSETS
Current assets:
  Cash and cash equivalents                       $3,941,000       $2,900,000
  Restricted cash                                  1,017,000          736,000
  Accounts receivable less allowance
   of $380,000 and $1,001,000                      1,911,000        1,532,000
  Inventory less allowance of
   $3,000 and $202,000                               594,000          580,000
  Prepaid expenses and other assets                  132,000           88,000
  Other receivable                                       -0-          323,000

            Total current assets                   7,595,000        6,159,000

Noncurrent assets:
  Long term receivables                               19,000           27,000
  Property and equipment, net                      2,949,000        2,678,000
  Real estate held for investment, net               252,000          252,000
  Deferred tax asset                               1,214,000        1,392,000
  Other assets, net                                  411,000          506,000
  Goodwill, net                                    4,573,000        1,918,000

            Total assets                         $17,013,000      $12,932,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of
   long-term debt                                 $  177,000       $  149,000
  Accounts payable                                   290,000          159,000
  Accrued expenses                                 1,046,000          779,000
  Deferred income                                     53,000           62,000

            Total current liabilities              1,566,000        1,149,000


Long-term debt                                       767,000          599,000

            Total liabilities                      2,333,000        1,748,000

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.01 par value,
   5,000,000 shares authorized
  Series "K", 25,000 and 25,000 shares
   issued and outstanding,                             -0-               -0-
  Series "L", 0 and 40,000 shares
   issued and outstanding,                             -0-               -0-
  Common stock, $.01 par value,
   36,000,000 shares authorized;
   21,888,036 and 19,874,126 shares
    issued;
   21,730,934 and 19,788,213 shares
    outstanding                                      219,000          199,000
  Additional paid-in capital                      20,474,000       16,958,000
  Accumulated deficit                             (5,544,000)      (5,835,000)
  Less treasury stock at cost,
   157,102 and 85,913 common shares                 (469,000)        (138,000)

            Total stockholders' equity            14,680,000       11,184,000

            Total liabilities and
             stockholders' equity               $ 17,013,000     $ 12,932,000


          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year ended September 30,
                                              2000         1999          1998

REVENUES:
   Processing revenue                   $14,917,000  $13,222,000  $12,251,000

   Transaction revenue                   10,760,000    8,101,000    6,584,000
   Terminal sales                         2,459,000    2,106,000    2,055,000
   Other revenue                            204,000      399,000      173,000

                                         28,340,000    23,828,000     21,063,000

COSTS AND EXPENSES:
   Processing and transaction expense    18,128,000   14,778,000   13,794,000
   Cost of terminals sold                 1,790,000    1,166,000    1,519,000
   Other operating costs                  3,231,000    2,424,000    1,799,000
   Selling, general and
    administrative expenses               4,816,000    4,176,000    2,740,000
   Amortization expense - acquisitions      359,000       92,000         -0-

                                         28,324,000   22,636,000   19,852,000

Income from operations                       16,000    1,192,000    1,211,000

Interest income                             284,000      180,000      118,000
Interest expense                            (88,000)     (85,000)    (104,000)
Gain on sale of asset                       312,000         -0-          -0-
Other expense                                  -0-          -0-       (35,000)

Income before (provision) benefit
 for income taxes                           524,000    1,287,000    1,190,000

(Provision) benefit for income taxes       (233,000)   1,331,000      (36,000)

Net income                                $ 291,000   $2,618,000   $1,154,000

   Earnings per share - Basic                 $0.01        $0.14        $0.08

   Earnings per share - Diluted               $0.01        $0.11        $0.05


   Shares used in computing basic
   earnings per share                    21,029,572   18,143,109   14,974,125

   Shares used in computing diluted
   earnings per share                    23,300,391   23,299,486   21,834,034


          See accompanying notes to consolidated financial statements.


                         ELECTRONIC CLEARING HOUSE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                        Stock
                                     Treasury     Common     Preferred   Amount



Balance at September 30, 1997         6,241   14,600,541    570,511  $ 152,000

Exercise of warrants                             100,000                 1,000
Exercise of stock options                         44,000
Conversion of preferred to common                376,000    (94,000)     3,000
Issuance of preferred stock                                  40,000
Net income


Balance at September 30, 1998         6,241   15,120,541    516,511    156,000


Exercise of warrants                             650,000                 7,000
Exercise of stock options                        905,000                 9,000
Conversion of preferred to common              2,182,220   (451,511)    17,000
Issuance of common stock to
 outside directors                                16,365
Issuance of common stock
 - acquisition                                 1,000,000                10,000
Purchase of treasury stock           79,672
Net income


Balance at September 30, 1999        85,913   19,874,126     65,000    199,000

Exercise of warrants                             350,000                 4,000
Exercise of stock options                        466,333                 5,000
Conversion of preferred to common                160,000    (40,000)     1,000
Issuance of common stock to
  outside directors                               17,577
Issuance of common stock
  - acquisition                                1,020,000                10,000
Purchase of treasury stock           71,189
Net income

Balance at September 30, 2000       157,102   21,888,036     25,000   $219,000

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY CONTINUED:


                                    Additional
                                      Paid-In    Treasury              Accumulated

                                      Capital      Stock      Deficit     Total



Balance at September 30, 1997  $13,865,000    $   -0- $(9,607,000)  $4,410,000

Exercise of warrants                49,000                              50,000
Exercise of stock options           29,000                              29,000
Conversion of preferred
  to common                         (3,000)                                -0-
Issuance of preferred stock        200,000                             200,000
Net income                                              1,154,000    1,154,000

Balance at September 30, 1998    14,140,000       -0-   (8,453,000)  5,843,000

Exercise of warrants               253,000                             260,000
Exercise of stock options          547,000                             556,000
Conversion of preferred
  to common                        (17,000)                                -0-
Issuance of common stock to
 outside directors                  45,000                              45,000
Issuance of common stock
 - acquisition                   1,990,000                           2,000,000
Purchase of treasury stock                   (138,000)                (138,000)
Net income                                              2,618,000    2,618,000

Balance at September 30, 1999      16,958,000(138,000) (5,835,000)  11,184,000

Exercise of warrants               136,000                             140,000
Exercise of stock options          244,000                             249,000
Conversion of preferred
  to common                         (1,000)                                -0-
Issuance of common stock to
  outside directors                 45,000                              45,000
Issuance of common stock
  - acquisition                  3,092,000                           3,102,000
Purchase of treasury stock                   (331,000)                (331,000)
Net income                                                291,000      291,000

Balance at September 30, 2000  $20,474,000  $(469,000)$(5,544,000) $14,680,000

          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Year ended September 30,
                                                2000       1999       1998

Cash flows from operating activities:
   Net income                               $  291,000 $2,618,000 $1,154,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
   Depreciation                                325,000    271,000    225,000
   Amortization                                585,000    217,000    186,000
Provisions for losses on accounts and
     notes receivable                          586,000    443,000    963,000
   Provision for obsolete inventory              3,000        -0-    132,000
   Provision (benefit) for deferred
     income taxes                              178,000 (1,392,000)       -0-
   Fair value of stock issued in
     connection with director's compensation    45,000     45,000        -0-
   Gain on sale of asset                      (312,000)      -0-         -0-
   Changes in assets and liabilities, net of
     effects of acquisitions:
    Restricted cash                           (281,000)   (85,000)  (328,000)
    Accounts receivable                       (824,000)  (790,000)(1,031,000)
    Inventory                                  (17,000)   139,000   (102,000)
    Prepaid expenses and other current assets  (27,000)   (45,000)     7,000
    Accounts payable                           117,000    (46,000)    61,000
    Accrued expenses                           128,000    (98,000)   114,000
    Deferred income                             (9,000)  (421,000)   433,000
    Other receivable                               -0-    (18,000)       -0-


        Net cash provided by
          operating activities                 788,000    838,000  1,814,000

Cash flows from investing activities:
   Other assets                               (139,000)   (83,000)       -0-
   Purchase of equipment and software       (1,246,000)(1,062,000)  (241,000)
   Increase in notes receivable             (1,027,000)      -0-         -0-
   Repayment of notes receivable             1,000,000      5,000     19,000
   Proceeds from sale of asset               1,000,000        -0-        -0-
   Cash acquired through acquisition            80,000        -0-        -0-

        Net cash used in
          investing activities                (332,000)(1,140,000)  (222,000)

Cash flows from financing activities:
   Proceeds from issuance of notes payable     400,000    540,000        -0-
   Repayment of notes payable                 (204,000)  (640,000)  (157,000)
   Proceeds from issuance of preferred stock      -0-        -0-     200,000
   Proceeds from common stock
     warrants exercised                        140,000    260,000     50,000
   Proceeds from exercise of stock options     249,000    556,000     29,000

        Net cash provided by
          financing activities                 585,000    716,000    122,000

Net increase in cash                         1,041,000    414,000  1,714,000
Cash and cash equivalents at
  beginning of period                        2,900,000  2,486,000    772,000

Cash and cash equivalents at
  end of period                            $ 3,941,000  $ 2,900,000    $ 2,486,000


          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The Company provides credit card authorizations, electronic deposit services, check guarantee, check verification, check conversion, inventory tracking services and various Internet services to retail and wholesale merchants and U-Haul dealers across the nation. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies. The Company has seven wholly owned subsidiaries: ECHO Payment Services, Inc. (formerly GCLC Corporation), Computer Based Controls, Inc., ECHO R&D Corporation (inactive), XpressCheX, Inc. (California), National Credit Card Reserve Corporation, XpressCheX, Inc. (formerly Magic Software Development, Inc.) and Rocky Mountain Retail Systems, Inc. During fiscal year ended 2000, the Company acquired Rocky Mountain Retail Systems, Inc. (RMRS), a Colorado corporation, through a merger of the Company's wholly owned subsidiary, ECHO Acquisition Corporation, a Colorado corporation, with and into RMRS. RMRS's primary operations consist of providing check verification services to large retail chains, processors and collection agencies across the nation.

The following comments describe the more significant policies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted balances only. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Under the terms of the processing agreement with the Company's primary processing banks, the Company maintains several cash accounts as a reserve against chargeback losses. As processing fees are received by the processing banks, they are allocated per the processing agreement to the reserve accounts.

Accounts Receivable Chargeback

Accounts receivable chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. A reserve is estimated based upon a historically-determined percentage of gross credit card processing volume.

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


        Building                                39 years
        Computer equipment and software        3-5 years
        Furniture, fixtures and equipment        5 years
        Building improvements                   10 years


Other Assets

Other Assets consist primarily of patents. Costs related to obtaining a patent are capitalized and amortized over the life of the patent.

Software Development Costs

Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with software developed for internal use when both the preliminary project state is completed and management has authorized further funding for the completion of the project. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with the software project, and
(3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs are amortized using the straight-line method over the lesser of three years or estimated useful life.

Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired in the acquisition of XpressCheX and RMRS and is being amortized on a straight-line basis over estimated useful lives of 10 years and 15 years, respectively.

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment using estimated undiscounted future cash flows associated with such assets. An impairment loss would be determined as the difference between the fair values and the carrying amounts of the assets. Management believes no such impairment has occurred as of September 30, 2000 and 1999.

Revenues and Expenses

All processing and transaction revenues are recognized at the time the transactions are processed by the merchant. Processing costs paid to banks are included in costs and expenses. Terminal sales are recorded when product is shipped.

The Company expensed $528,000, $433,000, and $930,000 for the years ended September 30, 2000, 1999 and 1998, respectively for bankcard processing chargeback losses. The Company provided for other uncollectible leases and notes receivable balances of $35,000, $48,000 and $24,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

The Company has one customer that accounted for approximately $4,082,000, $2,898,000 and $3,409,000 of revenues for the years ended 2000, 1999 and 1998, respectively. The revenues for this customer are recorded as part of the bankcard transaction fees and terminal sales and lease segments.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.


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

Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123. As a result, the adoption of FAS 123 does not have an impact on the financial position or results of operations of the Company. The pro forma disclosure required by FAS 123 is included in Note 12.

Compensation expense is recognized in association with the issuance of stock options for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the period the officer or director performs the related service.

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

Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.


NOTE 2 - STATEMENT OF CASH FLOWS:



                                                 September 30
                                          2000      1999       1998

Cash paid for:
  Interest                           $88,000     $85,000    $104,000
  Income taxes                        40,000      64,000       4,000



Significant non-cash transactions for fiscal 2000 are as follows:

- In connection with business acquisition transactions, the Company issued 1,020,000 shares of common stock with a market value of $3,102,000.

- The Company acquired 71,189 shares of its common stock valued at $331,000 for repayment of a note receivable.

Significant non-cash transactions for fiscal 1999 are as follows:

-  Capital equipment of $43,000 was acquired under capital leases.

- In connection with a business acquisition transaction, the Company issued 1,000,000 shares of common stock with a market value of $2 million.

- The Company acquired 79,672 shares of its common stock valued at $138,000 as a result of a chargeback receivable settlement.

Significant non-cash transactions for fiscal 1998 are as follows:
-  Capital equipment of $57,000 was acquired under capital leases.


NOTE 3 - INVENTORY

The components of inventory are as follows:


                                              September 30
                                           2000            1999
Raw materials                          $ 98,000        $249,000

Finished goods                          499,000         533,000

                                        597,000         782,000

Less: Allowance for obsolescence          3,000         202,000

                                      $ 594,000      $  580,000







NOTE 4 - OTHER RECEIVABLES:

Other receivables are comprised of the following:



                                                              September 30
                                                          2000           1999

Lease receivables -  consist of
  long term portion of equipment leases to
  merchants, net of deferred interest                  $19,000       $ 27,000


Note receivable including accrued interest
 of $33,000 collateralized by 230,345 shares
 of the Company's common stock, due in
 May 2000, bears 6% interest                               -0-        323,000

                                                       $19,000        350,000
Less: long-term portion                                (19,000)       (27,000)

                                                     $   -0-        $ 323,000


NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment are comprised of the following:


                                                              September 30
                                                          2000           1999

Land and building                                   $  880,000     $  880,000
Computer equipment and software                      3,802,000      3,344,000
Furniture, fixtures and equipment                    1,023,000        900,000
Building improvements                                  271,000        203,000
Tooling equipment                                      285,000        285,000

Cost                                                 6,261,000      5,612,000
Less:  accumulated depreciation and amortization    (3,312,000)    (2,934,000)

Net book value                                      $2,949,000     $2,678,000


Included in property and equipment are assets under capital lease of $209,000 and $241,000 at September 30, 2000 and 1999, with related accumulated amortization of $119,000 and $94,000, respectively, and capitalized software development costs of $1,120,000 and $1,207,000, with related accumulated amortization of $485,000 and $491,000, respectively.


NOTE 6 - INCOME TAXES

The (provision) benefit for income taxes consists of the following components:

                                                September 30
                                     2000           1999          1998

Current federal taxes           $  (4,000)     $ (11,000)    $ (28,000)
Current state taxes               (51,000)       (50,000)       (8,000)
Deferred taxes                   (178,000)     1,392,000           -0-

  Total (provision) benefit
   for income taxes             $(233,000)    $1,331,000      $(36,000)




The Company's effective income tax rate differs from the statutory federal income tax rate due primarily to the effect of non-deductible goodwill expense and state income taxes. In addition, during the year ended September 30, 2000, the Company recognized the income tax benefit of a reserve established against the value of certain real estate owned by it.

Components of the deferred tax asset include:


                                                  September 30
                                               2000           1999

Deferred tax assets:
   Bank organization cost                  $ 28,000           -0-
   Reserve for bad debts                     16,000         39,000
   Inventory reserve                          1,000         57,000
   Land reserve                             109,000            -0-
   Amortization of intangibles                  -0-         43,000
   State tax expense                         18,000            -0-
   Net operating loss carryforward          894,000      1,106,000
   Business tax credit                      113,000        113,000
   AMT credit                                35,000         34,000
Total deferred tax assets                $1,214,000     $1,392,000



During 1999, the Company eliminated the valuation allowance previously established with respect to its deferred tax asset. This was based on the realization of a portion of the asset during 1999, and a determination that it is "more likely than not" that the remaining deferred tax asset as of September 30, 1999, will be realized.

The Company has a federal net operating loss carryforward of $2,630,772 which expires in 2007 through 2011.

NOTE 7 - BUSINESS ACQUISITIONS

On January 4, 2000, the Company acquired RMRS. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. Results of RMRS's operations from the date of acquisition to September 30, 2000, have been included in the consolidated financial statements.

Pursuant to the Merger Agreement, the Company issued a total of 1,000,000 shares of common stock to the selling shareholders of RMRS. In addition, up to 1,500,000 shares of common stock will be issued to the RMRS selling shareholders upon the achievement of certain predetermined earnings goals for year 2000 through 2002. This additional consideration will be recorded as goodwill when it is paid. As a result of this transaction, the Company recorded approximately $2,973,000 in goodwill and other acquisition costs which are being amortized over fifteen years.

On April 20, 1999, the Company acquired Magic Software Development, Inc. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. Results of Magic's operations from the date of acquisition to September 30, 1999, have been included in the consolidated financial statements.

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

Pro Forma Disclosures
The following summary, prepared on a pro forma basis, combines the operating results of the Company and RMRS, as if the acquisition had occurred as of the beginning of the periods presented. In addition, the pro forma results reflect the amortization of goodwill. The pro forma operating results are not necessarily indicative of what would have occurred had the merger actually taken place as of the beginning of the periods presented or what may be obtained in the future:


                          For the year ended          For the year ended
                          September 30, 2000          September 30, 1999
                              (unaudited)                 (unaudited)

Revenue                   $28,662,000                 $24,846,000
Net income                    301,000                   2,542,000
Earnings per share - Basic     $ 0.01                     $  0.14
Earnings per share - Diluted   $ 0.01                     $  0.11



NOTE 8 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings and long-term debt consist of the following:

                                                            September 30
                                                        2000           1999

Term loan collateralized by corporate
 headquarters building, due February 15, 2009,
 bearing interest at 7.87%                          $480,000       $518,000

Term loan, collateralized by equipment, due
 2005, bearing interest at prime rate, 9.5%
 at September 30, 2000                               346,000             -0-

Capital leases                                       106,000         154,000

Notes payable, bearing interest at 9.5%               12,000          76,000


                                                     944,000         748,000
Less:  current portion                              (177,000)       (149,000)

Total long-term debt                                $767,000        $599,000




The weighted average interest rate on the variable rate term loan for the period it was outstanding during the year ended September 30, 2000 was 9.08%

One of the term loans contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements.

Future maturities of debt are as follows:






            Fiscal year ended September 30

              2001                                    $177,000
              2002                                     173,000
              2003                                     146,000
              2004                                     133,000
              2005                                      85,000
              thereafter                               230,000
                                                      $944,000


NOTE 9 - ACCRUED EXPENSES:

Accrued expenses are comprised of the following:


                                                          September 30
                                                     2000             1999


Accrued bank card fees                           $145,000         $111,000
Accrued compensation and taxes                    187,000          208,000
Accrued communication costs                       117,000          121,000
Accrued professional fees                         166,000          104,000
Accrued commission                                291,000          124,000
Other                                             140,000          111,000
                                               $1,046,000         $779,000



NOTE 10 - STOCKHOLDERS' EQUITY:


Preferred Stock

During fiscal 1994, the Company issued 23,511 shares of Series H Preferred Stock (Class H Stock) to two noteholders in exchange for $329,000 of debt and accrued interest. Class H Stock has a stated value of $14.00 and is convertible into 20 shares of common stock. The Company may call Class H Stock at any time at a price of $14.50 per share. Class H Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. During fiscal 1999, 23,511 shares of Class H Preferred Stock were converted into 470,220 shares of common stock.
As of September 30, 1999, all the Class H Stock had been converted into shares of common stock.

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Class K Stock has a stated value of $2.00 per share and is convertible into four shares of common stock. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. During fiscal 1999, 428,000 shares of Class K Stock were converted into 1,712,000 shares of the Company's common stock, respectively. As of September 30, 2000, there are 25,000 shares of Class K Stock convertible into 100,000 shares of common stock.

During fiscal 1997, the Company issued 172,000 shares of Series L Preferred Stock (Class L Stock) for an aggregate price of $860,000. Class L Stock has a stated value of $5.00 per share and is convertible into four shares of common stock. During fiscal 1998, the Company issued 40,000 shares of Class L Stock for $200,000. During fiscal 2000 and fiscal 1999, 40,000 shares and 428,000 shares of Class L Stock were converted into 160,000 shares and 1,712,000 shares of common stock, respectively. Class L Stock has priority in liquidation over the Company's common stock, but is junior in liquidation to all previous classes of preferred stock. Class L and Class K Preferred Stock have no dividend yield and are non-cumulative. As of September 30, 2000, all the Class L Stock have been converted into shares of common stock.

Stockholders' Rights Plan

The Company has a Stockholders' Rights Plan. All stockholders have one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one-hundredth of a share of series A Junior Participating Preferred Stock, no par value ("preferred Stock") of the Company at a price of $0.50 per one one-hundredth of a share of Preferred Stock ("Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 30, 1996 ("Rights Agreement").

The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that, without consent of the Board of Directors, a person or group of affiliated or associated persons ("Acquired Person") have acquired beneficial ownership of twenty-percent (20%) or more of the outstanding Common Stock, or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquired Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of twenty-percent (20%) of more such outstanding Common Stock.

In the event that any person becomes the beneficial owner of twenty-percent (20%) or more of the Common Stock of the Company, ten (10) days thereafter ("Flip-In Event") each holder of a Right will thereafter have the right to receive, upon exercise thereof at the then current Purchase Price of the Right, Common Stock which has a value of two times the Purchase Price of the Right (such right being called the "Flip-In Right"). In the event the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation or in the event that 50% or more of its assets or earning power is sold, proper provision shall be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, common stock of the acquiring entity which has a value of two times the Purchase Price of the Right. Upon the occurrence of the Flip-In Event, any Rights that are or were at any time owned by an Acquiring Person shall become null and void insofar as they relate to the Flip-In Right.

The Rights are not exercisable until the Distribution Date. The Rights will expire on September 30, 2006 ("Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case, as description in the Rights Agreement.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                         September 30
                                               2000          1999         1998

Net income:                                $291,000     $2,618,000   $1,154,000

Shares:
   Denominator for basic earnings per
    share - weighted-average shares
    outstanding                          21,029,572     18,143,109   14,974,125

Effect of dilutive securities:
   Employee stock options                 2,057,218      3,856,213    3,322,972
   Warrants                                  59,393        498,939    1,063,835
   Series H Convertible Preferred Stock         -0-        150,793      470,220
   Series K Convertible Preferred Stock     100,000        366,027    1,335,616
   Series L Convertible Preferred Stock      54,208        284,405      667,266

Dilutive potential common shares          2,270,819      5,156,377    6,859,909

Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions        23,300,391     23,299,486   21,834,034

Basic earnings per share                      $0.01          $0.14        $0.08

Diluted earnings per share                    $0.01          $0.11        $0.05




NOTE 11 - COMMON STOCK OPTIONS:


Stock option activity during 2000, 1999, and 1998 was as follows:



                                                         Exercise
                                        Options            Price
`
   Outstanding September 30, 1997    3,480,000         $0.40 - $1.47

     Granted                           365,000          0.91 - 1.50
     Forfeited                            -0-              -0-
     Exercised                         (44,000)         0.50 - 1.15
   Outstanding September 30, 1998    3,801,000         $0.40 - $1.50

     Granted                           645,000          1.00 - 2.00
     Forfeited                        (223,000)         0.91 - 1.47
     Exercised                        (905,000)         0.50 - 0.85
   Outstanding September 30, 1999    3,318,000         $0.40 - $2.00

     Granted                           425,000          1.75 - 4.12
     Forfeited                        (131,000)         1.44 - 2.56
     Exercised                        (467,000)         0.40 - 1.12
   Outstanding September 30, 2000    3,145,000         $0.40 - $4.12


   Exercisable at September 30, 1998 2,881,000         $0.40 - $1.50
   Exercisable at September 30, 1999 2,378,000         $0.45 - $1.44
   Exercisable at September 30, 2000 2,110,000         $0.46 - $2.51
   Options available for grant
     at September 30, 1999           2,040,800
   Options available for grant
     at September 30, 2000           2,051,000


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

The Company has an Incentive Stock Option Plan (the "Plan"), which provides for the issuance of up to 5,375,000 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant.

The following table summarizes information about stock options outstanding at September 30, 2000:


                             Options Outstanding          Options Exercisable

                                 Weighted
                                  Average    Weighted
Weighted
  Range of          Number       Remaining    Average      Number       Average
  Exercise       Outstanding at Contractual  Exercise  Exercisable at
Exercise
  Prices        Sept. 30, 2000     Life        Price   Sept. 30, 2000    Price

$0.40 - $0.50     1,169,000         3.9       $0.46    1,129,000        $0.45
$0.84 - $1.15     1,152,000         4.6       $1.00      712,000        $1.00
$1.21 - $1.75       529,000         6.1       $1.52      261,000        $1.45
$2.00 - $4.12       295,000         9.3       $2.51        8,000        $2.00

                  3,145,000         5.0       $1.03    2,110,000        $0.77


The weighted average fair value of the options granted under the plan in effect at September 30, 2000, during the fiscal years ended September 30, 2000, 1999 and 1998 were $0.80, $0.72, and $0.99, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal 2000, the risk free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 90.1% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1999, the risk-free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 88.4% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1998, the risk-free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 156.9%, and the expected dividend yield was 0%, all calculated on a weighted average basis.

On a pro forma basis under the provision of FAS 123, net income and net income per share would have decreased by $245,000 and $0.01 for the year ended September 30, 2000, respectively; net income and net income per share would have decreased by $207,000 and $0.01 for the year ended September 30, 1999, respectively; and net income and net income per share would have decreased by $125,000 and $0.01 for the year ended September 30, 1998, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases real property under agreements which expire at various times over the next three years. The Company's future minimum rental payments for capital and operating leases at September 30, 2000 are as follows:




   Fiscal Year                        Capital Leases        Operating Leases

   2001                                $ 58,000               $108,000
   2002                                  50,000                 50,000
   2003                                  18,000                  5,000


   Total minimum lease payments         126,000               $163,000



   Less: imputed interest of 24%         19,000
   Present value of net
     minimum lease payment             $107,000


Rent expense for the years ended September 30, 2000, 1999, and 1998 totaled $155,000, $60,000, and $37,000, respectively.

NOTE 13 - LITIGATION

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

NOTE 14 - SEGMENT INFORMATION

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



                                                        September 30
Business Segments                             2000          1999          1998

Revenues:
  Bankcard and Transaction Processing  $23,902,000    $21,089,000  $18,925,000
  Terminal Sales                         2,459,000      2,431,000    2,076,000
  Check Related Products                 1,979,000        308,000       62,000
                                       $28,340,000    $23,828,000  $21,063,000

Operating Income:
  Bankcard and Transaction Processing  $   831,000     $1,499,000   $1,456,000
  Terminal Sales                           259,000        132,000     (269,000)
  Check Related Products                (1,074,000)      (439,000)      24,000
                                       $    16,000     $1,192,000   $1,211,000

Depreciation and Amortization:
  Bankcard and Transaction Processing  $   419,000       $302,000     $230,000
  Terminal Sales                            53,000         88,000      181,000
  Check Related Products                   495,000         98,000         -0-
                                       $   967,000       $488,000     $411,000

Capital Expenditures:
  Bankcard and Transaction Processing  $   419,000       $496,000     $216,000
  Terminal Sales                            20,000         16,000       49,000
  Check Related Products                   296,000        135,000         -0-
                                       $   735,000       $647,000     $265,000

Total Assets:
  Bankcard and Transaction Processing  $10,026,000    $ 9,300,000   $6,093,000
  Terminal Sales                         1,038,000      1,381,000    1,928,000
  Check Related Products                 5,949,000      2,251,000        4,000
                                       $17,013,000    $12,932,000   $8,025,000





          ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES

                             SCHEDULE II TO FORM 10K

            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                  REDUCTION  IN
                                                   RESERVE AND
                          BALANCE  AT  CHARGED TO   ACCOUNTS    BALANCE  AT
DESCRIPTION                 9/30/98      EXPENSE   RECEIVABLE     9/30/99


Allowance for
 trade receivables/
 chargeback receivables  $1,829,000    $ 443,000  $1,271,000   $1,001,000

Allowance for
 notes receivable        $  148,000    $    -0-   $   -0-      $  148,000


Allowance for
 obsolete inventories    $  202,000    $    -0-   $   -0-      $  202,000

Allowance for
  deferred tax asset     $1,713,000    $     -0-  $1,713,000   $     -0-


SCHEDULE II TO FORM 10K
RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Continued:

                                                  REDUCTION  IN
                                                   RESERVE AND
                                       CHARGED TO   ACCOUNTS    BALANCE  AT
DESCRIPTION                              EXPENSE   RECEIVABLE     9/30/00


Allowance for
 trade receivables/
 chargeback receivables                 $557,000  $1,178,000     $380,000


Allowance for
 notes receivable                        $29,000   $    -0-      $177,000


Allowance for
 obsolete inventories                     $3,000    $202,000       $3,000

Allowance for
  deferred tax asset                       $ -0-     $   -0-       $  -0-




                                                                  EXHIBIT 10.42


                              U-HAUL/ECHO AGREEMENT
                                    ADDENDUM

THIS ADDENDUM ("Addendum") is hereby incorporated into the U-HAUL/ECHO AGREEMENT ("Agreement") made effective on December 12, 1996 by and between Electronic Clearing House, Inc. (ECHO) and U-Haul International (UHI).

SECTION 9.13 IS HEREBY AMENDED AS FOLLOWS:
9.13   Termination.
       This Agreement can not be terminated prior to the completion of its initial or any extension term. Ninety (90) days prior to the Agreement's first term or any extension term, the Agreement can be terminated with a 90 day written notice from either party to terminate the Agreement.

EXHIBIT D, ARTICLE 3 - PROCESSING SERVICES IS HEREBY AMENDED AS FOLLOWS:
       Dealer Transaction Fees Per Month

1/97 through 6/98: $    per transaction
7/98 through 12/99: $     per transaction
1/00 through 12/02: $     per transaction

                Minimums are:
Year 1 (until 12/97):       transactions per month
Year 2 (until 12/98):       transactions per month
Year 3 (until 12/99):       transactions per month

PARTS OF Agreement NOT REVISED BY THIS Addemdum REMAIN IN FULL FORCE.

       This Addendum is executed by or on behalf of the parties by duly authorized representatives as of January 01, 2000.

U-HAUL INTERNATIONAL (UHI)

By:
       Layton Baker, Vice President-Marketing


ELECTRONIC CLEARING HOUSE, iNC. (ECHO)

By:
       Joel M. Barry, CEO and Chairman of the Board







                                                             EXHIBIT 10.43











                        Magic Software Development, Inc.
                        Software System License Agreement

Contents

1.   Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
2.   License . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
3.   Term. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
4.   Copies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
5.   Price and Payment . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
6.   Audit Rights. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
7.   Software System Ownership . . . . . . . . . . . . . . . . . . . . . . . .3
8.   Intent to Cooperate . . . . . . . . . . . . . . . . . . . . . . . . . . .3
9.   Confidentiality and Proprietary Rights. . . . . . . . . . . . . . . . . .4
    9.1.  Confidentiality Obligations of MSD . . . . . . . . . . . . . . . . .4
    9.2.  Confidentiality Obligations of NCN . . . . . . . . . . . . . . . . .4
    9.3.  Proprietary Rights of MSD. . . . . . . . . . . . . . . . . . . . . .4
    9.4.  Specific Remedies of Parties . . . . . . . . . . . . . . . . . . . .4
10.  Use and Training. . . . . . . . . . . . . . . . . . . . . . . . . . . . .5
11.  Limited Warranty and Disclaimer of Other Warranties . . . . . . . . . . .5
12.  Indemnity By MSD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
13.  Indemnity By NCN. . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
14.  Termination . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
    14.1.  Termination By MSD. . . . . . . . . . . . . . . . . . . . . . . . .6
    14.2.  Termination By NCN. . . . . . . . . . . . . . . . . . . . . . . . .7
    14.3.  Escrow Agreement. . . . . . . . . . . . . . . . . . . . . . . . . .7
15.  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
16.  Hardware Requirements and Other Responsibilities of NCN . . . . . . . . .8
17.  Licensed Locations. . . . . . . . . . . . . . . . . . . . . . . . . . . .8
18.  Delivery, Installation and Testing. . . . . . . . . . . . . . . . . . . .8
19.  Custom Modifications. . . . . . . . . . . . . . . . . . . . . . . . . . .8
20.  Required Upgrades . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
21.  General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
    21.1.  Full Agreement. . . . . . . . . . . . . . . . . . . . . . . . . . .9
    21.2.  Force Majeure . . . . . . . . . . . . . . . . . . . . . . . . . . .9
    21.3.  Governing Law . . . . . . . . . . . . . . . . . . . . . . . . . . .9
    21.4.  Limitation of Action. . . . . . . . . . . . . . . . . . . . . . . .9
    21.5.  Independent Contractors . . . . . . . . . . . . . . . . . . . . . .9
    21.6.  Assignment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
    21.7.  Attorney Fees . . . . . . . . . . . . . . . . . . . . . . . . . . .9
    21.8.  Effect of Agreement . . . . . . . . . . . . . . . . . . . . . . . .9
    21.9.  Amendment of Agreement. . . . . . . . . . . . . . . . . . . . . . 10
    21.10. Arbitration . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    21.11. Counterparts. . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    21.12. Authority . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    21.13. Notice. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    21.14. Titles and Words. . . . . . . . . . . . . . . . . . . . . . . . . 10
    21.15. Severability. . . . . . . . . . . . . . . . . . . . . . . . . . . 11
    21.16. Waiver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
22.  Mutual Release. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Schedule A - DESCRIPTION of SOFTWARE . . . . . . . . . . . . . . . . . . . . 12
Schedule B -PRICE and PAYMENT. . . . . . . . . . . . . . . . . . . . . . . . 13
Schedule C -DELIVERY, INSTALLATION and TESTING . . . . . . . . . . . . . . . 15
Schedule D - LICENSOR'S CURRENT PUBLISHED SPECIFICATIONS . . . . . . . . . . 16
Schedule E - ESCROW AGREEMENT. . . . . . . . . . . . . . . . . . . . . . . . 17


                        Software System License Agreement

This agreement is made by and between Magic Software Development, Inc., a New Mexico corporation, ("MSD"), and National Check Network, Inc., a South Dakota corporation (the "Licensee" or "Original Licensee") and is entered into the date set forth below.

Recitals

Whereas, MSD is the sole owner of its Check Verification Software System ("Software System") and plans to allow paid access by third parties to such Software System.

And, Whereas, NCN operates the NCN Network ("NCN Network"), an affiliation of independently owned businesses each of which has, via execution of a NCN Membership Agreement ("Membership Agreement"), contracted with NCN to participate as a member ("Member") of the NCN Network.

And, Whereas, check verification services ("Services") being one of the services that NCN provides to Members, NCN desires to utilize MSD's Software System to provide Services.

Therefore, in consideration of the conditions set forth herein, the sufficiency of which are acknowledged by both parties to this Agreement, NCN and MSD agree as follows:

1. Definitions
For the purpose of this Agreement, the following definitions will apply:

AGENCY: An independent collection agency that is a member of the NCN Network and a Sublicensee.

AGENCY DATABASE: The database of each agency that is a member of NCN Network and a Sublicensee.

DOWNLOAD LOCATION: The computer hardware provided by NCN, operated and maintained by MSD for NCN, and in which MSD's operating system and verification Software System are installed.

NCN DATABASE: The aggregate of the Agency Databases, which is updated daily by each Sublicensee and is combined into a single database at the Download Location.

NCN NETWORK: An affiliation of independent collection agencies that have entered into a written membership agreement with National Check Network.

OTHER DATABASE: One or more databases, not incorporated into the NCN Database, that may consist of an individual Member's data, MSD's data or any combination of Member's, MSD's and other entities' data.

SUBLICENSEE: Members of the NCN Member Network that have been properly sublicensed to utilize NCN's check verification capabilities.

OUT-OF-AREA FEE: The fee an Agency pays to access the NCN Database out of the area code other than any area code(s) it may own.

2. License
In accordance with the terms of this Agreement, MSD grants to NCN, and NCN accepts from MSD, a non-exclusive and non-transferable license ("License") to use the current version of MSD's Software System which is described on Schedule A.

NCN may sublicense the Software to Members of the NCN Network provided that the Membership Agreement executed by each such Member contains text whereby
(a) each Member is informed of any contractual restrictions on NCN's use or resale of MSD's Software System, and (b) the Member agrees to conform to and comply with any such restrictions.

The Software System shall be used only on equipment and at location(s) identified in Schedule C or in one or more writings from NCN to MSD ("Data Processing Centers"). The Software System shall be used only for the processing of NCN's and MSD's own business, which shall include servicing, and maintaining records on behalf of, their customers and clients. A license may be temporarily transferred to back-up equipment at any time; MSD reserves the right to charge for installation of back-up equipment according to Schedule B.

NCN acknowledges and agrees that NCN has absolutely no ownership rights of any kind to MSD's Software System or to any part of Software System. NCN further agrees that it will make no future claim(s) of ownership to Software System or any part of Software System that MSD has developed and that is used by NCN and its licensees.

3. Term
This Agreement shall have an initial term of one (1) year from the Effective Date set forth (the "Initial Term"), and shall thereafter automatically renew for successive one (1) year periods (each a "Renewal Term"), unless earlier terminated in accordance with the terms of this Agreement. Either party may cancel this Agreement, by serving written notice of such termination on the other party at least six (6) months prior to the next renewal date thereof.

In the event NCN gives notice to or merges with, sells, assigns or conveys in any manner to another entity in whole or in part, MSD may:

Provide NCN a written notice that this Agreement in its entirety will revert to a month to month term, cancelable by MSD by its serving written notice of such termination on the other party at least 60 days prior to termination.

4. Copies
The license(s) granted herein include(s) the right to copy the Software System in non-printed, machine readable form in whole or in part as necessary for NCN's own business use. In order to protect MSD's trade secret and copyrights in the Software System, NCN agrees not to reproduce and incorporate MSD's trade secret or copyright notice in any copies, modifications or partial copies. NCN shall maintain no more than three copies of the Software System for each Data Processing Center at any time.

5. Price and Payment
NCN shall make payment to MSD for the Software System license pursuant to the price and payment terms set forth in Schedule B.

6. Audit Rights
NCN shall maintain accurate books and records of all transactions done on the Software System set forth on Schedule A. Upon reasonable notice to NCN, and no more frequently than twice a year, NCN shall make such books and records available to MSD, at NCN's home office place of business during normal business hours, to audit the payment being made by NCN hereunder. MSD's audit rights shall only apply to NCN and such of its permitted Sublicensees who use the Software System.

NCN shall make available to MSD at all reasonable times access to such of NCN's equipment so that MSD can monitor and ascertain the number of transactions processed by NCN pursuant to this Software Systems License Agreement.

7. Software System Ownership
MSD represents that it is the owner of the Software System and is therefore duly licensed to use the Software System and all portions thereof and that it has the right to modify same and to grant NCN a license for its use.

MSD is currently developing software packages. Concepts and ideas may be learned from NCN's operations. MSD will not be liable to NCN for incorporating such concepts and ideas into MSD's software packages.

8.Intent to Cooperate
Both MSD and NCN acknowledge that successful implementation of the Software System pursuant to this Agreement shall require their full and mutual good faith cooperation, and acknowledge that they shall timely fulfill their respective responsibilities, including but not limited to those set forth below.

9.Confidentiality and Proprietary Rights

9.1.Confidentiality Obligations of MSD
Except as provided for in Section 7 above, MSD acknowledges that in the course of dealings between the parties, MSD may acquire information about NCN, its business activities and operations, its technical information and trade secrets, all of which are highly confidential and proprietary to NCN (the "NCN Confidential Information"). NCN Confidential Information shall not include information generally available to or known by the public, or information independently developed outside the scope of this Agreement. MSD shall hold all such NCN Confidential Information in strict confidence and shall not reveal the same except pursuant to a court order or upon request of NCN. The NCN Confidential Information shall be safeguarded with at least as great a degree of care as MSD uses to safeguard its own most confidential materials or data relating to its own business including all check information, but in no event less than a reasonable degree of care.

9.2.Confidentiality Obligations of NCN
NCN acknowledges that in the course of dealings between the parties, NCN may acquire information about MSD, its business activities and operations, its technical information and trade secrets, including but not limited to the Software System, all of which are highly confidential and proprietary to MSD (the "MSD Confidential Information"). MSD Confidential Information shall not include information generally available to or known by the public, or information independently developed outside the scope of this Agreement. NCN shall hold all such MSD Confidential Information in strict confidence and shall not reveal the same except pursuant to a court order or upon request of MSD. The MSD Confidential Information shall be safeguarded with at least as great a degree of care as NCN uses to safeguard its own most confidential materials or data relating to its own business, but in no event less than a reasonable degree of care.

9.3.Proprietary Rights of MSD
NCN acknowledges and agrees that the Software System, and all copies thereof, constitute valuable trade secrets of MSD and or proprietary and confidential information of MSD and title thereto remains in MSD. Ownership of all applicable copyrights, trade secrets, patents and other intellectual property rights in the Software System are and shall remain vested in MSD or its licensor as the case may be. All other aspects of the Software System, including without limitation, programs, methods of processing, design and structure of individual programs and their interaction, tangible media (including but not limited to screens, documentation, manuals, and on-line documentation) and programming techniques employed therein shall remain the sole and exclusive property of MSD and shall not be used, sold, revealed, disclosed or otherwise communicated, directly or indirectly, by NCN to any person, company or institution whatsoever other than as expressly set forth herein. The copyright notice and restricted rights legends contained in the Software System shall appear on all tapes, diskettes and other tangible media (including but not limited to screens, documentation, manuals, and on line documentation) distributed by NCN.

9.4.Specific Remedies of Parties
Remedies of MSD: If NCN commits a material breach of any of the provisions of Sections 9.2 and 9.3, MSD shall have, in addition to all other rights in law and equity, (a) the right to have such provision specifically enforced by any court having equity jurisdiction with no bond required, it being acknowledged and agreed that any such breach will cause irreparable injury to MSD and that money damages will not provide an adequate remedy, and (b) the right to require NCN to account for and pay to MSD all compensation, profits, monies or other tangible benefits (collectively "Benefits") derived or received as the result of any transactions constituting a breach of any of the provisions of Sections 9.2 and 9.3 and NCN hereby agrees to account for and pay such Benefits.

Remedies of NCN: If MSD commits a breach of any of the provisions of Section
9.1 above, NCN shall have, in addition to all other rights in law and equity,
(a) the right to have such provision specifically enforced by any court having equity jurisdiction with no bond required, it being acknowledged and agreed that any such breach will cause irreparable injury to NCN and that money damages will not provide an adequate remedy, and (b) the right to require MSD to account for and pay to NCN all compensation, profits, monies or other tangible benefits (collectively "Benefits") derived or received as the result of any transactions constituting a breach of any of the provisions of Section 9.1, and MSD hereby agrees to account for and pay such Benefits.

10.Use and Training
NCN shall limit the use of the Software System to its employees who have been appropriately trained. MSD shall provide training for its verification software product to each NCN Member that joins NCN during the term of this contract at a location and on a date determined by MSD as a part of the set-up fee paid MSD.

11.Limited Warranty and Disclaimer of Other Warranties
MSD warrants that Software System will conform, as to all substantial operational features, to MSD's current published specifications set forth on Schedule D when installed and will be free of defects which substantially affect system performance.

NCN must immediately notify MSD in writing of its claim of any such defect. If the Software System is found defective by MSD, MSD's sole obligation under this warranty is to remedy such defect in a manner consistent with regular business practices.

THE ABOVE IS A LIMITED WARRANTY AND IT IS THE ONLY WARRANTY MADE BY MSD. MSD MAKES AND NCN RECEIVES NO WARRANTY EXPRESS OR IMPLIED AND THERE ARE EXPRESSLY EXCLUDED ALL WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. MSD SHALL HAVE NO LIABILITY WITH RESPECT TO ITS OBLIGATIONS UNDER THIS AGREEMENT FOR CONSEQUENTIAL, SPECIAL, DIRECT, EXEMPLARY, OR INCIDENTAL DAMAGES TO NCN OR THIRD PARTIES DEALING WITH NCN EVEN IF MSD HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. THE STATED EXPRESS WARRANTY IS IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF MSD FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH THE DELIVERY, USE, OR PERFORMANCE OF THE SOFTWARE SYSTEM.

If any modifications are made to the Software System by NCN, this warranty shall immediately be terminated. Correction for difficulties or defects traceable to NCN's errors, use of an operating system other than that supplied by MSD or systems changes shall be billed at MSD's standard time, and material charges, and any other related charges.

NCN agrees that MSD's liability arising out of contract, negligence, strict liability in tort or warranty shall be limited to repair or replacement of the Software System.

MSD agrees to repair NCN's hardware wrongfully damaged by MSD while such hardware is in MSD's custody.

12.Indemnity By MSD
MSD at its own expense will defend any action brought against NCN to the extent that it is based on a claim that any Software System used within the scope of this Agreement infringes any patents, copyrights, license or other property right, provided that MSD is immediately notified in writing of such claim. MSD shall have the right to control the defense of all such claims, lawsuits and other proceedings. In no event shall NCN settle any such claim, lawsuit or proceeding without MSD's prior written approval. MSD shall also indemnify and hold harmless NCN from any claims, demands or liabilities or expenses (not including attorney fees), incurred by NCN as a result of any such action.

If, as a result of any claim of infringement against any patent, copyright, license or other property right, MSD is enjoined from using the Software System, or if MSD believes that the Software System is likely to become the subject of a claim of infringement, MSD at its option and expense may procure the right for NCN to continue to use the Software System, or replace or modify the Software System so as to make it non-infringing. If neither of these two options is reasonably practicable MSD may discontinue the license granted herein on one month's written notice. The foregoing states the entire liability of MSD with respect to infringement of any copyrights or patents by the Software System or any parts thereof.

MSD, without any search or investigation having been conducted, is not aware that it is infringing on any patent, copyright, license or other property right of any person.

13.Indemnity By NCN
NCN shall indemnify, defend and hold MSD harmless from any claims, demands, liabilities or expenses, including reasonable attorneys' fees, incurred by MSD as a result of any claim or proceeding against MSD arising out of or based upon (i) the combination, operation or use of the Software System with any hardware, products, programs or data not supplied or approved in writing by MSD, if such infringement would have been avoided but for such combination, operation or use or (ii) the modification of the Software System by NCN or
(iii) any claim against MSD by any customer of NCN or any customer of a merchant served by NCN.

14.Termination

14.1.Termination By MSD
MSD shall have the right to terminate this agreement and license(s) granted herein:

Upon thirty days' written notice in the event that NCN, its officers or employees violates any material provision of this Agreement including, but not limited to, confidentiality and payment which failure to pay can be cured by payment within such thirty days;

In the event NCN (i) terminates or suspends its business; (ii) becomes subject to any bankruptcy or insolvency proceeding under Federal or state statute or
(iii) becomes insolvent or becomes subject to direct control by a trustee, receiver or similar authority.


In the event of termination by reason of NCN's failure to comply with any part of this agreement, or upon any act which shall give rise to MSD's right to terminate, MSD shall have the right, at any time, to terminate the license(s) and take immediate possession of the Software System and documentation and all copies wherever located, without demand or notice. Upon such termination NCN shall cease using the Software System. Within five (5) days after termination of the license(s), NCN will return to MSD the Software System (including but not limited to TCL code, objects, scripts, libraries, on-line documentation and manuals) in the form provided by MSD or as modified by NCN, or upon request by MSD destroy the Software System (including but not limited to TCL code, objects, scripts, libraries, on-line documentation and manuals) and all copies, and certify in writing that they have been destroyed. Termination under this paragraph shall not relieve NCN of its obligations regarding confidentiality of the Software System.

Without limiting any of the above provisions, in the event of termination as a result of NCN's failure to comply with any of its obligations under this Agreement, NCN shall continue to be obligated for any payments due prior to termination. Termination of the license(s) shall be in addition to and not in lieu of any equitable remedies available to MSD.

14.2.Termination By NCN
NCN shall have the right to terminate this Agreement and license(s) granted herein:

NCN must provide written notice in the event that MSD, its officers or employees violates any material provision of this Agreement including, but not limited to, confidentiality. MSD then has thirty days to cure said material breach. If MSD fails to cure said breach, NCN can terminate the agreement with thirty days notice;

In the event MSD (i) terminates or suspends its business; (ii) becomes subject to any bankruptcy or insolvency proceeding under Federal or state statute or
(iii) becomes insolvent or becomes subject to direct control by a trustee, receiver or similar authority.

14.3.Escrow Agreement
MSD and NCN agree to enter into the Escrow Agreement that is attached as Schedule E.

15.Taxes
NCN shall, in addition to the other amounts payable under this Agreement, pay all applicable sales and other taxes, federal, state, or otherwise, however designated, which are levied or imposed by reason of the transactions contemplated by this Agreement. Without limiting the foregoing, NCN shall promptly reimburse to MSD an amount equal to any such items actually paid, or required to be collected or paid by MSD.

16.Hardware Requirements and Other Responsibilities of NCN
NCN shall make available for the Software System implementation, at each location, computer equipment and Software System configurations approved by MSD as adequate for such implementation at such location.

In addition to other responsibilities of NCN under this Agreement, NCN shall also be responsible for the following:

Data integrity of information passed to MSD.
Cost and maintenance of all hardware and phone lines.
Results of power failures and interruptions caused by unplugging system from a source of electricity at NCN's location (this applies only to potential sites outside of MSD's control).

17.Licensed Locations
Use of the Software System by NCN at any location other than those described in Schedule C and in writing from NCN to MSD from time to time shall be the basis for immediate termination of this Agreement. Termination of the Agreement shall be in addition to and not in lieu of any equitable remedies available to MSD.

18.Delivery, Installation and Testing
The System has been delivered, installed and tested in accordance with the Delivery, Installation and Testing Schedule attached as Schedule C.

19.Custom Modifications
NCN will have the opportunity to have input on upgrades to the Verification System. NCN may submit a list of requests made by NCN or its members on a quarterly basis. This list will include a brief description of each upgrade or programming request. If MSD determines that the request is custom programming, MSD will provide NCN the billing amount to create the program. MSD will use NCN's input to establish priorities of verification projects to be completed.

All custom modifications to the Software System shall be undertaken by MSD at its then current time and materials charges. For each custom modification requested, NCN shall provide written specifications to MSD, which shall be mutually agreed upon prior to commencement of such custom modification effort. MSD will own all modifications to the Software System whether made by MSD or NCN.

20.Required Upgrades
NCN agrees to perform each mutually agreed upon Software System and operating system upgrades within 120 days of receiving written notice from MSD of the availability thereof.

21.General

21.1.Full Agreement
Each party acknowledges that it has read this Agreement, including the Schedules attached hereto, it understands it, and agrees to be bound by its terms, and further agrees that this is the complete and exclusive statement of the Agreement between the parties, which supersedes and merges all prior proposals, understandings and all other agreements, oral and written, between the parties relating to this Agreement.

21.2.Force Majeure
Dates or times by which MSD is required to make performance under this license shall be postponed automatically to the extent that MSD is prevented from meeting them by causes beyond its reasonable control.

21.3.Governing Law
This Agreement and performance hereunder shall be governed by the laws of the State of New Mexico.

21.4.Limitation of Action
No action, regardless of form, arising out of this Agreement may be brought by MSD or NCN more than two years after the cause of action has arisen.

21.5.Independent Contractors
It is expressly agreed that MSD and NCN are acting hereunder as independent contractors and under no circumstances shall any of the employees of one party be deemed the employees of the other for any purpose. This Agreement shall not be construed as authority for either party to act for the other party in any agency or other capacity, or to make commitments of any kind for the account of or on behalf of the other except to the extent and for the purposes provided for herein.

21.6.Assignment
NCN may not assign or sub-license its rights, duties or obligations under this Agreement to any person or entity, in whole or in part, without providing sixty days prior written notice to MSD.

21.7.Attorney Fees
The prevailing party shall have the right to collect from the other party its reasonable expenses incurred in enforcing this agreement including attorney's fees.

21.8.Effect of Agreement
This Agreement will be binding upon the heirs, personal representatives and assigns of each of the parties.

21.9.Amendment of Agreement
This Agreement may not be modified or amended except by a writing signed by each party.

21.10.Arbitration
All disputes that may come about because of ambiguous or uncertain language of this agreement unresolved by the parties shall be submitted to binding arbitration. Any matter submitted to arbitration under this Agreement will be determined according to the following procedure: MSD will appoint one arbitrator. Within ten (10) days of receipt of written notice of appointment of an arbitrator by MSD, NCN will appoint one arbitrator. The two arbitrators so chosen will appoint a third arbitrator within ten (10) days of the appointment of the second arbitrator. The arbitrators so chosen will by majority vote decide the issue in question within thirty (30) days of the appointment of the third (3rd) arbitrator. The decision of the arbitrators will be binding upon all parties. In the event that an arbitrator is not appointed within the time period provided above, the party or parties failing to make the appointment will lose the right to do so and the presiding judge of the District Court for Bernalillo County New Mexico or other proper judicial official will appoint said arbitrator. Each party will advance one-half of the fees for the arbitrators and court reporter, if any, which fees can be awarded as costs by the arbitrators.

21.11.Counterparts
This Agreement may be executed in several counterparts, each of which shall be considered an original when executed by the parties.

21.12.Authority
All parties warrant that they have all the requisite authority and capacity to execute this Agreement and that its terms and provisions constitute valid and legally enforceable rights and obligations against the parties, their successors, assigns and administrators. Each person signing on behalf of a corporation, partnership or other form of business entity represents that such person has all the requisite authority and capacity to execute this agreement on behalf of the corporation, partnership or other form of business entity.

21.13.Notice
All notices required or permitted to be given by MSD to NCN shall be deemed sufficient if mailed by registered or certified mail, return receipt requested, to NCN at the address set forth on page 11 of this Agreement or other address provided to MSD from NCN in the form of a written notice. All notices required or permitted to be given by MSD to NCN shall be deemed sufficient if mailed by registered or certified mail, return receipt requested, to MSD at the address set forth on page 11 of this Agreement or other address provided to MSD from NCN in the form of a written notice.

21.14.Titles and Words
Section titles or captions contained in this Agreement are inserted only as a matter of convenience and for reference and in no way define, limit, extend or describe the scope of this Agreement or the intent of any provisions hereof.

Wherever the singular number is used in this Agreement and when required by the context, the same shall include the plural; and the masculine gender shall include the feminine and neuter genders and the word "person" shall include corporations, firms, partnerships or other forms of associations.

21.15.Severability
The invalidity or unenforceability of any provision in the Agreement will not in any way affect the validity or enforceability of any other provision and this Agreement will be construed in all respects as if such invalid or unenforceable provision had never been in the Agreement.

21.16.Waiver
The waiver or failure of MSD or NCN to exercise in any respect any right provided for herein shall not be deemed a waiver of any further right hereunder.

22.Mutual Release
Excluding claims for (a) breach or enforcement of this Agreement and (b) enforcement of any judgment resulting herefrom, the parties irrevocably and unconditionally release and forever discharge each other, and their respective affiliates, subsidiaries, divisions, officers, directors, employees, attorneys and agents, from any and all actions, causes of action, suits, controversies, damages, demands, liabilities, of whatever kind or character, at law or in equity, direct or indirect, whether known or unknown, suspected or unsuspected, matured or unmatured (collectively "Claims") that each other ever had or now have as of the date of this Agreement arising out of the subject matter of this Agreement and all other prior written agreements between the parties.

EXECUTED as of this 29th day of February, 2000 and effective the 1st day of March, 2000 ("Effective Date").

MSD:                                   NCN:
Name: Magic Software Development, Inc. Name: National Check Network, Inc.
Address: 215 Central N.W., Ste. 3-A    Address: 215 Central N.W., Ste. 3-D
Albuquerque, NM 87102                  Albuquerque, NM 87102
Signature: . . . . . . . . . .          Signature: . . . . . . . . . . . . . .
Title: . . . . . . . . . . . .          Title: . . . . . . . . . . . . . . . .


Schedule A - DESCRIPTION of SOFTWARE

                        Magic Software Development, Inc.
                        Software System License Agreement

Description of Software System

The following is a description of the Software System, which is licensed to NCN.

1. MSD's check verification software or any part thereof including but not limited to:
1.1 Terminal Control Language (TCL)
1.2 Scripts
1.3 Objects
1.4 Libraries
1.5 On-line, printed and other documentation

2. Operating systems provided by MSD.

Schedule B -PRICE and PAYMENT

                        Magic Software Development, Inc.
                        Software System License Agreement

Price and Payment

   1. The following sets forth the price and payments due for the Software
System that is licensed to NCN. The price per transaction is $     . NCN is
also responsible for the taxes set forth in section 15 of this Agreement. If
each Sub-Licensee does not verify        or more transactions through MSD each
month, the license fee shall be $     per month for each Sub-Licensee who does
not meet the minimum required transactions per month.

   2. Each new Sub-Licensee will pay a set-up fee of $       to MSD. In the
event MSD logs more than 20 hours per Sub-Licensee setup, the Sub-Licensee
will be billed an additional $        per hour for each additional hour
required to accomplish the setup.

   3. NCN is to use the Software System on one computer. In the event NCN decides it would like to use the Software System on more than one computer, the time and expenses required to accomplish that end must be agreed to and acknowledged in writing between the parties before MSD performs the work for said purpose.

   4. All services of MSD requested by NCN in addition to those required of
MSD by this Agreement shall be billed at the rate of $       per hour. Prior
to MSD beginning work for said services, NCN and MSD must define the work and cost of it and agree to it in writing.

   5. MSD services and technical support are provided at no charge during the hours of 7:00 a.m. to 6:00 p.m. Mountain Standard Time. Any technical support
required at any other hours will be billed at the rate of $      per hour; any
services required at any other hours will be billed at the rate of $       per
hour.

   6. There will be no charge to NCN for the following services of MSD:
      6.1. Software and instructions required to perform Software System upgrades, if any.
      6.2. Software and instructions required to perform operating system upgrades, if any.
      6.3. Time and expenses required to correct defects in the Software System, if any.

   7. MSD may perform the following services for NCN at the hourly rate set forth above:
      7.1. Training in excess of that set forth in section 10 of the Software System License Agreement.
      7.2.  Correcting data integrity caused by NCN members.
      7.3.  Correcting any problems caused by Licensee or its members.
      7.4.  Authorized limited unanticipated maintenance and repair of
            Licensee's hardware as authorized by mutual consent.
      7.5.  Designing and implementing networks as requested by NCN.
      7.6.  General consulting services as requested by NCN.
      7.7. Establishing and maintaining phone lines used by and requested by NCN.

   8. Fees and expenses will be billed monthly and due on the 15th day of the month following the month in which they will have accrued. There will be a late fee of 1.5% per month added to any fees and expenses that are not received by MSD on the 20th day of the month payment is due.

   9. In regards to transactions that are received via the NCN Network and computer system in behalf of MSD that do not access the NCN DATABASE, NCN will charge MSD the then cumulative current tiered pricing per transaction that NCN sublicensees are charged. MSD will not resell the transactions processed through the NCN hardware for less than the processing rates that NCN is charged.

Schedule C -DELIVERY, INSTALLATION and TESTING

                        Magic Software Development, Inc.
                        Software System License Agreement

Delivery, Installation and Testing Schedule

The Software System will be completely installed and tested on each of the computers at the following sites listed below by the following dates:

Location and Date:

1. Site has already been installed at 215 Central NW, Suite 3A, Albuquerque,
NM.

Schedule D - LICENSOR'S CURRENT PUBLISHED SPECIFICATIONS

                        Magic Software Development, Inc.
                        Software System License Agreement

MSD's Current Published Specifications

The MSD's current NCN specifications. These specifications may be changed or updated by MSD.

Schedule E - ESCROW AGREEMENT

                        Magic Software Development, Inc.
                        Software System License Agreement

Escrow Agreement

This Escrow Agreement is entered into and effective as of the date set forth below by and among NCN and MSD, and the Escrow Agent named below.

WHEREAS, MSD has granted a license to NCN to use certain computer software pursuant to the terms and conditions of a Software License Agreement (the "License Agreement"), annexed hereto as Exhibit A; and

WHEREAS, the uninterrupted availability of all forms of such computer software is critical to NCN in the conduct of its business; and

WHEREAS, MSD has agreed to deposit in escrow a copy of the source code form of the computer program ("Software") included in the Software System covered by the License Agreement, as well as any corrections or enhancements to such source code, but not including the source code for the sublicensed operating system, to be held by Escrow Agent in accordance with the terms and conditions of this Escrow Agreement.

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

1. Deposit
MSD has concurrently herewith deposited with Escrow Agent a copy of the source code form of the Software (the "Source Code"), including all relevant commentary, explanations, and other documentation of the Source Code (collectively, "Commentary"). MSD also agrees to deposit with Escrow Agent, at such times as they are made, a copy of all revisions to the Source Code or Commentary encompassing all corrections or enhancements made to the Software by MSD pursuant to the License Agreement. Promptly after any such revision is deposited with Escrow Agent, both MSD and Escrow Agent shall give written notice thereof to NCN.

2. Term
This Escrow Agreement shall remain in effect during the term of the License Agreement. Termination hereof is automatic upon delivery of the deposited Source Code and Commentary to NCN in accordance with the provisions hereof.

3. Default
A default by MSD shall be deemed to have occurred under this Escrow Agreement upon the occurrence of any of the following:

if MSD has availed itself of, or been subjected to by any third party, a proceeding in bankruptcy in which MSD is the named debtor, an assignment by MSD for the benefit of its creditors, the appointment of a receiver for MSD, or any other proceeding involving insolvency or the protection of, or from, creditors, and same has not been discharged or terminated without any prejudice to NCN's rights or interests under the License Agreement within thirty (30) days; or

if MSD has ceased its on-going business operations;

if any other event or circumstance occurs which demonstrates with reasonable certainty the inability or unwillingness of MSD to fulfill its obligations to NCN under the License Agreement or this Escrow Agreement.

4. Notice of Default
NCN shall give written notice to Escrow Agent and MSD of the occurrence of a default hereunder, except that Escrow Agent shall give notice of the default to NCN and MSD if same is based on the failure of NCN to pay Escrow Agent's annual fee. Unless within thirty (30) days thereafter MSD files with the Escrow Agent its affidavit executed by an authorized officer stating that no such default has occurred or that the default has been cured, then the Escrow Agent shall upon the thirty-first (31st) day deliver to NCN in accordance with NCN's instructions the entire Source Code and Commentary with respect to the Software then being held by Escrow Agent.

5. Compensation
As compensation for the services to be performed by Escrow Agent hereunder, NCN shall pay to Escrow Agent an initial fee set forth below payable at the time of execution of this Agreement, and an annual fee in the amount set forth below to be paid to Escrow Agent in advance on each anniversary date hereafter during the term of this Agreement.

6. Liability
Escrow Agent shall not, by reason of its execution of its Agreement, assume any responsibility or liability for any transaction between MSD and NCN, other than the performance of its obligations, as Escrow Agent, with respect to the Source Code and Commentary held by it in accordance with this Agreement.

7. Tests
Upon written notice to MSD and Escrow Agent, NCN shall have the right to conduct tests of the Source Code held in escrow, under the supervision of MSD, to confirm that it is the current Source Code for the Software running on the Hardware specified in the License Agreement.

8. Confidentiality
Except as provided in this Agreement, Escrow Agent agrees that it shall not divulge or disclose or otherwise make available to any third person whatsoever, or make any use whatsoever, of the Source Code or Commentary, without the express prior written consent of MSD.

9. Address
All notices or other communications required or contemplated herein shall be in writing, sent by certified mail, return receipt requested, addressed to another party at the address set forth in the License Agreement and to the Escrow Agent at the address set forth below or as same may be changed from time to time by notice similarly given.

10.   Assignment
Neither this Escrow Agreement, nor any rights, liabilities or obligations hereunder may be assigned by Escrow Agent without the prior written consent of NCN and MSD.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day 29th of February,
2000.


ESCROW AGENT                           NCN
By: ____________________               By: ___________________
Its: ____________________              Its: ___________________
Address: ________________              Address: _______________

                              MSD
                              By: ___________________
                              Its: ___________________
                              Address: _______________



                                                   EXHIBIT 10.44



                       ELECTRONIC CHECK SERVICES AGREEMENT

THIS ELECTRONIC CHECK SERVICES AGREEMENT ("Agreement") is made effective May 17, 2000 by and between National Bank Drafting Systems, Inc. ("NBDS"), a Texas corporation with principal offices located at 6707 Brentwood Stair Road, Suite 640, Fort Worth, Texas 76112, and Electronic Clearing House, Inc., ("ECHO"), a Nevada corporation with principal offices located at 28001 Dorothy Drive, Agoura Hills, CA .

RECITALS

WHEREAS ECHO, along with its XpressCheX and affiliates, is a processor of electronic check services, including Electronic Check Recovery, Electronic Phone Checks, Electronic ACH Payments, Remittance Processing and Electronic Check Conversion, to banks, merchants, and independent sales organizations; and,

WHEREAS, NBDS, along with its national network of NBDS licensees, is a marketer of electronic check services and desires to engage ECHO to process NBDS' electronic check services ("NBDS Services"),

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS
The definitions appearing in this Agreement or any supplement or addendum to this Agreement shall be applicable to both singular and plural forms of the defining terms.

   "ACH" means the Federal Reserve Bank's Automated Clearing House system.

   "Administrative Fees" means a fee charged to Merchants for miscellaneous services such as 24 hour customer support, batch processing, etc., as further defined in the applicable addenda for NBDS Services.

   "Administrative Reporting and Accounting Activities" means the mechanism by which ECHO, on a monthly basis, provides Merchant processing data to NBDS to facilitate NBDS' payment of sales commissions and reconciliation of revenues.

   "Daily Settlement Sheet" means the worksheet to be provided by ECHO to NBDS as further defined and described in Section 2.2.2 of this Agreement.

   "Discount Fee" means a percentage based fee, as further defined in the applicable addenda for NBDS Services, calculated on a Merchant's monthly sales volume

   "Collection Fee Revenue" means a fee charged to a Merchant's customer as further defined in the applicable addendum for each NBDS Service, for checks return unpaid by the checkwriter's bank.

   "Demand Deposit Account" means the demand deposit account or money market account at a financial institution designated for use in connection with NBDS Services.

   "Electronic Check Conversion" means the ability to convert a paper check into an electronic item at the point-of-purchase ("POP") and process it as an ACH transaction.

   "Electronic Check Recovery" means the ability to collect non-sufficient-funds (NSF) paper checks electronically.

   "Electronic ACH Payments" means the automating of receivables by originating recurring electronic payments via the ACH network.

   "Electronic Phone Check" means the ability to take a consumer's payment information over the phone and charge the consumers' checking account with a paper draft or electronic ACH transaction.

   "Merchant" means any individual or business entity that contracts for and receives NBDS Services provided for in this Agreement and/or its addenda.

   "Processor" means the entity designated by ECHO to perform Settlement in association with the NBDS Services provided by ECHO under this Agreement.

   "Processing Revenues" means any fees charged to Merchants, by ECHO, for NBDS Services provided by ECHO under this Agreement.

   "Regular Collection" means the traditional, manpower intensive method of collecting funds from delinquent consumers consisting primarily of (a) outgoing telephone calls to the consumer, (b) mailing of collection notices to the consumer, (c) when applicable, initiating legal action for collection against the consumer, and (d) reporting delinquent consumers to credit reporting agencies.

   "Settlement" means the movement of information and funds via a Processor and Sponsoring Bank through the ACH that results in the withdrawal or deposit of funds to bank accounts.

   "Sponsoring Bank" means one or more financial institutions through which ECHO contracts to gain access to the ACH.

   "Transaction Fee" means a fee per transaction charged to Merchants, as further defined in the applicable addenda, for NBDS Services.


ARTICLE 2  - DUTIES OF ECHO

2.1.  PROVIDE ELECTRONIC PROCESSING FOR NBDS SERVICES

     2.1.1. Agreement to Provide NBDS Services. From time to time, as NBDS and ECHO reach agreement on specific NBDS Services to be provided through ECHO to NBDS, the details of each NBDS Service shall be documented in an addendum to this Agreement. Each such addendum shall include, but not be limited to:

     a description of that NBDS Service
     any applicable technical specification, flow charts, etc.
     merchant and administrative reporting requirements (if different from those defined under section 2.2) pricing distribution of revenues, commissions exclusivity issues

     Each such addendum shall represent agreement of the parties with regard to ECHO providing that specific NBDS Service and shall be supplemented by the broader terms expressed in this Agreement. In the event a specific issue is not addressed in an addendum, the applicable terms of this Agreement shall apply.

     2.1.2. Cooperation. ECHO acknowledges and agrees that successful development of NBDS Services so as to become operational for use by NBDS shall require the full and mutual good faith cooperation of both parties.

     2.1.3.   Acceptance.    NBDS' acceptance of each ECHO provided NBDS
     Service under this Agreement and the applicable addendum shall be deemed effective on the date ("Acceptance Date") that each such NBDS Service is
     (a) first utilized by any Merchant, or (b) upon the successful completion of acceptance testing conducted between ECHO and NBDS. Such acceptance testing shall proceed as follows:

     NBDS shall test each ECHO provided NBDS Service for a period not to exceed sixty (60) days. Upon the expiration of such sixty (60) day period, NBDS shall tender to ECHO a written description of any claimed defects in the NBDS Service. Such claimed defects shall be limited to any failure of the NBDS Service to conform to the specifications as defined in the applicable addendum for that NBDS Service.

     Upon receipt by ECHO of any such written description from NBDS of claimed defects in NBDS Services, ECHO shall determine in its sole and good faith discretion whether the claimed defects do or do not conform to the specifications in the applicable addendum. If the claimed defects do not conform to said specifications, ECHO shall proceed immediately to remedy the claimed defects, whereupon the acceptance test shall be repeated for another sixty (60) days, whereupon any subsequent defects claimed by NBDS, and any resulting remedial action by ECHO, shall be in conformance with, and identical to, the above mentioned testing procedures.

     2.1.4. Performance and Systems Availability. ECHO warrants that ECHO's electronic processing systems ("ECHO's System") downtime for providing any NBDS Services will be limited to no more than 5% downtime in any one month of ECHO's operations, subject to the following exceptions and conditions:

     (a) ACH and Bank Networks Excluded. ECHO's System connects to and relies on the ACH network, and the Sponsoring Bank's processing system. A failure of the ACH network or the Sponsoring Bank's system will not constitute a failure of ECHO's System and will not be computed toward the 5% downtime limitation.

     (b)  Public Networks Excluded.  ECHO's System has multiple national communications networks, such as AT&T and MCI, it utilizes to access ECHO's data center operations. Any failure of such networks will not constitute failure of ECHO's System and will not be computed toward the 5% down time limitation.

     (c)  Scheduled Maintenance Excluded.  Scheduled system maintenance of ECHO's System shall not count towards the 5% downtime limitation set forth herein, provided such maintenance does not occur more than 3 hours per week.

     (d)  Force Majeure Excluded.   Force majeure events, as defined in
          section 8.16 herein, shall not be computed toward the 5% downtime limitation

     2.1.5. Right To Remedy. In the event ECHO's System exceeds the five percent (5%) downtime limitation in any given month, ECHO shall have one full calendar month to re-establish such performance standard. NBDS agrees that only after ECHO's System has failed to re-establish the five percent (5%) downtime limitation for one full calendar month following the calendar month in which ECHO was notified by NBDS of ECHO's failure to meet the 5% downtime limitation, will NBDS have all remedies allowed in law and equity for ECHO's failure.

     2.1.6. ECHO Warranty. ECHO warrants that its providing of NBDS Services will conform to terms of this Agreement and the specifications set forth in the applicable addenda, provided that, and only to the extent that, NBDS notifies ECHO in writing, and in accordance with section 8.1 of this Agreement, during the term of this Agreement of any non-conformity in ECHO's providing of such NBDS Services. In the event that ECHO's performance in providing NBDS Services is found to be non-conforming in any respect, and that notice with respect to such non-conformity has been given as provided above, ECHO's sole obligation under this warranty is to remedy such non-conformity within a reasonable time.


     THE WARRANTY STATED ABOVE IS A LIMITED WARRANTY AND IT IS THE ONLY WARRANTY MADE BY ECHO. ECHO DOES NOT MAKE, AND NBDS HEREBY EXPRESSLY WAIVES, ALL OTHER WARRANTIES EXPRESS OR IMPLIED. THERE ARE NO WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE. THE STATED EXPRESS WARRANTY IS IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF ECHO FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH ANY WARRANTY CLAIMS REGARDING THE DEVELOPMENT, DELIVERY, USE OR PERFORMANCE OF ECHO'S PROCESSING OF NBDS' SERVICES. EXCEPT FOR LIABILITY UNDER ARTICLE 4, NEITHER PARTY SHALL HAVE LIABILITY WITH RESPECT TO ITS OBLIGATIONS UNDER THIS AGREEMENT OR OTHERWISE FOR CONSEQUENTIAL, EXEMPLARY, INCIDENTAL OR PUNITIVE DAMAGES EVEN IF IT HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

     2.1.7. Sponsoring Bank(s). ECHO agrees to provide a Sponsoring Bank for the purpose of providing access to ACH and the banking system in connection with the administrative reporting, accounting and processing activities contemplated under this Agreement and the requirements of the Sponsoring Bank.

     2.1.8. ECHO Compliance with Collection Laws. ECHO bears the full responsibility for insuring that its consumer collection activities are in full compliance with the requirements of all applicable state and federal laws.

     2.1.9. Sales and Marketing Non-Exclusivity. ECHO retains the right to utilize additional sales organizations as, in its sole opinion, ECHO deems necessary to meet its growth requirements.

     2.1.10. Telephone Merchant Support Services. ECHO shall provide Merchants with telephone access to ECHO's customer support personnel.

2.2 ADMINISTRATIVE REPORTING, ACCOUNTING AND SETTLEMENT PROCESSING.

     2.2.1. For each Merchant for whom ECHO is providing any NBDS Services set forth in this Agreement and in the applicable addenda, the following detailed information, which may be changed from time to time as mutually agreed upon between the parties, will be provided to NBDS by inclusion in a monthly report:

          Merchant Name
          Merchant ID Number
          Licensee Number

          Monthly Sales Volume - Number of Transactions and Gross Dollar
          Volume
          Returned Items - Number of Items and Dollar Volume
          Discount Fees - Gross Dollar Amount and Net Dollar Amount Transaction Fees - Dollar Amount
          Administrative Fees - Dollar Amount
          Collection Fee Revenues - Number of Items and Collection Revenue Dollar Amount

     2.2.2. As applicable for each NBDS Service, for each processing day, ECHO will provide the following funds distribution and settlement information, which may be changed from time to time as mutually agreed upon between the parties, to NBDS via a Daily Settlement Sheet:

     Day's Gross Sales - Number of Transactions and Dollar Amount Day's Gross Returns - Number of Transactions and Dollar Amount Day's Net Returns
     Breakdown of day's revenues
          X $ @ (standard discount rate)          =    $
          X $ @ (allowance for rate exception)         =    $
          X $ @. applicable transaction fee       =    $
          X $ @ Collection Fees              =    $
          X $ @ Administrative Fees               =    $
     Days Total Revenues                =    $


ARTICLE 3  - DUTIES OF NBDS

3.1  PROCESSING SERVICES FEE
     NBDS agrees to pay ECHO a fee (Processing Fee), as set forth below and further defined in the applicable addendum for each NBDS Service, for ECHO's administrative reporting, accounting, and processing services.

     3.1.1. Processing Fee. ECHO and NBDS agree that ECHO may deduct its Processing Fee daily from the funds handled in Settlement. Via the ACH network, ECHO will pay NBDS its share of the Processing Revenues from NBDS Services as well as NBDS' share of any related fees by the 10th day of the month following the month in which the NBDS Services were provided. ECHO and NBDS further agree that Section 2.2.2 provides a description of Daily Settlement Worksheet.

     3.1.2. Audit Rights and Access to Books and Records. During ECHO's regular business hours, NBDS shall have the right to inspect ECHO's business records which reflect the Processing Fees and daily Settlement calculations. Such inspection shall be conducted at NBDS's sole cost and expense and shall only be permitted upon five (5) business days prior written notice to ECHO as provided in Section 8.1 of this Agreement.

3.2  NBDS' Obligations.

     3.2.1. Processing Non-Exclusivity. NBDS retains the right to utilize additional processors from time to time as it deems necessary to meet its processing needs for NBDS' Services.

     3.2.2. Cooperation and Development Support. NBDS acknowledges and agrees that successful providing of the NBDS Services, so as to become operational for use by NBDS, shall require the full and mutual good faith cooperation of both parties to this Agreement. In addition to providing ECHO with full, good faith cooperation and such information as may be required by ECHO in order to provide NBDS Services, NBDS shall provide ECHO with reasonable information concerning NBDS' procedures, work flow, and transaction volumes applicable to providing NBDS Services.

     3.2.3. Check Clearing Data Transmission. NBDS shall cause Merchants or NBDS' affiliates who have given NBDS check presentment authority to transmit to ECHO or ECHO's designee all data and information, in such electronic format and content as ECHO shall require in connection with the providing of NBDS Services, including but not limited to, check images and financial data to permit ECHO to perform its accounting and any Settlement in connection with the providing NBDS Services.

     3.2.4. Sales and Marketing of NBDS Services. During the term of this Agreement, NBDS agrees to perform, or cause to be performed, sales and marketing activities for the purpose of contracting with Merchants to utilize the NBDS Services provided by ECHO's System (except as provided in Sections 3.2.1 and 8.19). NBDS will bear the cost of producing Merchant applications, Merchant agreements and all other marketing materials used by NBDS and NBDS affiliates. Such agreements, applications and sales and marketing materials are to be reviewed and approved by ECHO prior to use.

     3.2.5. Losses Due to Fraud, Return Activity and Regulatory Fines & Penalties. NBDS agrees that losses due to fraud, unpaid check return activity, fines and penalties imposed by regulatory agencies will be shared equally by ECHO and NBDS except as provided in Sections 2.1.8 and
     3.2.6. ECHO will provide a periodic accounting of such losses to NBDS. NBDS hereby authorizes ECHO to debit one-half of such losses from NBDS's Demand Deposit Account. ECHO retains the unilateral right to decline to process for or terminate a Merchant if in ECHO's or Sponsoring Bank's sole discretion continued processing for that Merchant may constitute an unacceptable level of risk, profitability or potential for regulatory action. ECHO will have no liability to NBDS or its affiliates for any revenues lost due to such actions.

     3.2.6. Merchant Compliance with NACHA Rules. NBDS bears the full responsibility of insuring that the policies and procedures of both NBDS and Merchants solicited by NBDS are in full compliance with the requirements of the National Automated Clearing House Association ("NACHA"). When required by the rules of NACHA or any other regulatory body, NBDS will provide Merchants with (a) appropriate consumer notices for posting at Merchant locations and (b) ink stamps or other means of obtaining consumer authorizations when required. NBDS should consult with their legal counsel and NBDS agrees to advise Merchants to consult with their legal counsel regarding compliance with NACHA's rules and regulations. This Agreement may not be construed so as to limit NBDS' or Merchants' obligation to comply with such rules and regulations.

     3.2.7. NBDS Licensee Support. NBDS shall provide any and all services required to train and support the marketing and sales activities of NBDS licensees.


     ARTICLE 4 - MUTUAL CONFIDENTIALITY AND TRADE SECRETS

4.1. Confidentiality. ECHO and NBDS shall not disclose, except as authorized by this Agreement and applicable addenda, any proprietary or confidential information or trade secret regarding the other party's products and services. The parties recognize that in the performance of this Agreement and applicable addenda, each party may learn confidential proprietary work product of the other party and the parties agree not to disclose any confidential proprietary work product of the other party, except as authorized by this Agreement and applicable addenda, or expressly approved in writing by the other party prior to the contemplated disclosure.

4.2. ECHO Trade Secrets. NBDS acknowledges that the information provided to it by ECHO may represent or contain proprietary trade secrets of ECHO and NBDS hereby agrees to maintain the confidentiality of any such proprietary trade secrets of ECHO in a manner using at least as great a degree of care as the manner used to maintain the confidentiality of NBDS own most confidential information. In addition, information provided to NBDS by ECHO may represent or contain proprietary trade secrets of ECHO that constitutes the work product of ECHO and is confidential and proprietary to ECHO.

4.3. NBDS Trade Secrets. ECHO acknowledges that the information provided to it by NBDS may represent or contain proprietary trade secrets of NBDS and ECHO hereby agrees to maintain the confidentiality of any such proprietary trade secrets of NBDS in a manner using at least as great a degree of care as the manner used to maintain the confidentiality of ECHO's own most confidential information. In addition, information provided to ECHO by NBDS may represent or contain proprietary trade secrets of NBDS that constitutes the work product of NBDS and is confidential and proprietary to NBDS.

ARTICLE 5 - TERM AND TERMINATION

5.1. Term and Termination. This Agreement shall remain in force until either party terminates this Agreement as follows:

     5.1.1. Term. The initial term of this Agreement shall be five (5) years beginning on the effective date set forth in the preamble of this Agreement, and is subject to the right of NBDS to renew this Agreement for an additional five (5) years by delivery of written notice to ECHO, as provided for under section 8.1 of this Agreement, no later than six
     (6) months prior to the scheduled termination date of the initial five
     (5) year term of this Agreement.

     5.1.2. Termination for Event of Default. Either party shall have the right to terminate this Agreement six (6) months after delivery of written notice, as provided in Section 8.1 of this Agreement, to the other party upon the occurrence of and stating the express nature of an event of default. For the purposes of this subsection, an event of default means: (i) material violation or breach by the other party, its officers or employees of any provision of this Agreement and any applicable addenda, including, but not limited to, confidentiality and payment, and that has occurred not more than ninety (90) days prior to delivery of the written termination notice; (ii) the termination of the business of the other party; (iii) the revocation of any license issued by any state or federal regulatory agency, the issuance of which is necessary for the conduct of the business of the other party; (iv) voluntary or involuntary filing of a bankruptcy petition or similar proceeding under state or federal law with respect to the other party;
     (v) the other party's insolvency or the making of any assignment for the benefit of creditors by the other party.

     5.1.3. Post Termination Relationship. For a period of three (3) years following termination, NBDS and ECHO agree to continue to jointly service, under the terms of this Agreement and any related addenda, any Merchant relationships existing at the time of termination. Except as provided in Section 3.2.5 of this Agreement, ECHO may not terminate processing during this three-year period. NBDS agrees not to solicit such existing Merchants to move from ECHO's System during this three-year period.


ARTICLE 6 - REPRESENTATIONS AND WARRANTIES OF ECHO

ECHO represents and warrants that as of the effective date of this Agreement:

6.1. Due Organization. ECHO is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

6.2. Authorization, Validity and Enforceability. The execution, delivery and performance of this Agreement, and related addenda, executed by ECHO is within ECHO's powers, has been duly authorized, and is not in conflict with ECHO's articles of incorporation or by-laws, or terms of any charter or other organizational document of ECHO; and that this Agreement, and related addenda, constitutes a valid and binding obligation of ECHO, enforceable in accordance with its terms.

6.3. Compliance with Applicable Laws. ECHO has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

6.4. No Conflict. The execution, delivery and performance by ECHO of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which ECHO is a party or by which ECHO may be bound or affected.

6.5. No Event of Default. No Event of Default has occurred and is continuing.


ARTICLE 7 - REPRESENTATIONS AND WARRANTIES OF NBDS

NBDS represents and warrants that as of the effective date of this Agreement:

7.1. Due Organization. NBDS is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, and is duly qualified to conduct business in each jurisdiction which its business is conducted.

7.2. Authorization, Validity and Enforcement. The execution, delivery and performance of this Agreement, and related addenda, executed by NBDS is within NBDS' powers, has been duly authorized, and is not in conflict with NBDS' operating agreement, or terms of any charter or other organizational document of NBDS; and that this Agreement constitutes a valid and binding obligation of NBDS, enforceable in accordance with its terms.

7.3. Compliance with Applicable Laws. NBDS has complied with all licensing, permit and fictitious name requirements to lawfully conduct the business in which it is engaged.

7.4. No Conflict. The execution, delivery and performance by NBDS of this Agreement is not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which NBDS is a party or by which NBDS may be bound or affected.

7.5. No Event of Default. No Event of Default has occurred and is continuing.


ARTICLE 8 - GENERAL

8.1. Notice. Any notice given by any party under this Agreement shall be in writing and personally delivered, deposited in the U.S. mail, postage prepaid, or sent by facsimile transmission, charges prepaid, and addressed as follows:

To NBDS:

National Bank Drafting Systems, Inc.
6707 Brentwood Stair Road, Suite 640
Fort Worth, Texas 76112
Attn: George Gouffray
Facsimile No.: (817) 446-3236

To ECHO:

Electronic Clearing House
28001 Dorothy Drive
Agoura Hills, CA 91301
Attn: Joel Barry, CEO
Facsimile No.: (818) 597-8999


     Each party may change the address to which notices, requests and other communications are to be sent by giving notice of such changes to the other party.

8.2. Binding Effect. This Agreement, and related addenda, shall be binding upon and inure to the benefit of ECHO and NBDS and their successors and assigns; provided, however, that neither NBDS nor ECHO may assign or transfer either party's rights or obligations under this Agreement, and related addenda, without the prior written consent of the other party.

8.3. No Waiver. Any waiver, permit, consent or approval by either party of any event of default or breach of any provision, condition or covenant of this Agreement, and related addenda, must be in writing and shall be effective only to the extent set forth in writing. No waiver of any breach or default shall be deemed a waiver of any later breach or default of the same or any other provision of this Agreement, and related addenda. Any failure or delay on the part of either party in exercising any power, right or privilege under this Agreement, and related addenda, shall not operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude any further exercise thereof.

8.4. Rights Cumulative. All rights and remedies existing in this Agreement, and related addenda, are cumulative to, and not exclusive of, any other rights or remedies available under this Agreement, each related addendum, or applicable law.

8.5. Unenforceable Provisions. Any provision of this Agreement or related addenda which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all remaining provisions of this Agreement and any related addenda shall remain valid and enforceable.

8.6. Execution in Counterparts. This Agreement and any related addenda may be executed in any number of counterparts which, when taken together, shall constitute but one agreement.

8.7. Further Assurance. At any time or from time to time upon the request of either party the other party will execute and deliver such further documents and do such other acts as the requesting party may reasonably request in order to affect fully the purposes of this Agree-ment and related addenda, and provide for the performance of all contemplated acts and activities in accordance with the terms of this Agreement and any related addenda.

8.8. Assignment. Except as otherwise provided herein, the rights and obligations of ECHO and NBDS under this Agreement and related addenda are personal and not assignable, either voluntarily or by operation of law, without prior written consent of both parties. Subject to the foregoing, all provisions contained in this Agreement shall extend to and be binding upon the parties hereto or their respective successors and permitted assigns.

8.9. Legal Fees and Costs. In the event of any dispute arising out of or in connection with this Agreement and any related addenda, the prevailing party in any judicial action, arbitration or proceeding shall be entitled to recover its reasonable attorney's fees and court costs, in addition to any other recovery permitted by law or equity.

8.10. Jury Trial Waiver. In the event of any litigation or other proceeding arising out of, related to, or in connection with this Agreement, the parties agree that any such litigation, trial or proceeding shall be tried and heard by the court only and not by a jury trial.

8.11. Schedules, Exhibits and Addenda. The schedules, exhibits, and addenda referenced in and attached to this Agreement are hereby incorporated into this Agreement by reference for all purposes and are subject to revision, modification, and such incorporation from time to time by mutual agreement signed by both parties.

8.12. Amendments. This Agreement, including schedules, exhibits, and addenda may be amended or modified only by prior written agreement signed by both parties.

8.13. Relationship with Parties. This Agreement, including any related addenda, is not intended by the parties to constitute or create a joint venture, partnership, or formal business entity of any kind. The rights and obligations of the parties shall be only those expressly set forth herein, and neither party shall act as the agent for the other.

8.14. State Law. This Agreement and related addenda shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies, without giving effect to the principles of choice of law thereof. For purposes of any lawsuit, action, or proceeding arising out of or relating to this Agreement and any applicable addenda, NBDS and ECHO agree that any process to be served in connection therewith shall, if delivered sent or mailed in accordance with Section 8.1, constitute good, proper and sufficient service.

8.15. Headings. The headings listed after each section number in this Agreement and any related addenda are inserted for convenience only, do not constitute a part of this Agreement, and are not to be considered in connection with the interpretation or enforcement of this Agreement or any related addenda.

8.16. Force Majeure. If performance by a party of any service or obligation under this Agreement and any related addenda is prevented, restricted, delayed or interfered with by reason of labor disputes, strikes, acts of God, floods, lightning, earthquakes, shortage of materials, rationing, utility or communication failures, failure or delay in receiving electronic data, blockages, embargo, or any law, order, proclamation, regulation, ordinance, demand or requirement having legal effect of any government or any judicial authority or representative of any such government, or any other act or omission whatsoever, which are beyond the reasonable control of such party, then such party shall be excused from the performance to the extent of the prevention, restriction, delay or interference.

8.17. Entire Agreement. This Agreement, including schedules, exhibits, and addenda, sets forth all of the promises, agreements, conditions and understandings between the parties respecting the subject matter hereof and supersedes all negotiations, conversations, discussions, correspondence, memorandums, agreements and addenda between the parties concerning the subject matter herein. This Agreement may not be amended or modified except by a writing or addenda signed by authorized representatives of both parties to this Agreement.

8.18. Time is of the Essence. The parties acknowledge and agree that time shall be of the essence in connection with the performance of all obligations set forth herein.


8.19.     NBDS Excluded Accounts.    ECHO acknowledges that NBDS currently
provides its electronic check services to certain merchants by agreement through other processors utilizing the ACH network. ECHO acknowledges that it has no right or claim to revenues derived therefrom.

8.20. ECHO Excluded Accounts. NBDS acknowledges that ECHO currently provides its electronic check services to other business entities, including but not limited to banks, merchants, and independent sales organizations. NBDS acknowledges that it has no right or claim to revenues derived therefrom.

8.21. Solicitation and Hiring of Employees. The parties recognize that the employees of each party, and such employees' loyalty and service, constitute a valuable asset of each party. Accordingly, the parties hereby agree not to employ or make any offer of employment to, nor enter into a consulting relationship with, any person who is currently employed by the other party and for a period of two (2) years immediately following such person's termination of employment from either party.

8.22 Indemnification by ECHO. ECHO shall indemnify NBDS against, and hold NBDS harmless from and against all claims, actions and expenses, including attorney's fees and costs incurred by NBDS, arising from, related to or in connection with any breach by ECHO of any of its duties or obligations under this Agreement. This indemnification shall survive the termination of this Agreement.

8.23 Indemnification by NBDS. NBDS shall indemnify ECHO against, and hold ECHO harmless from and against all claims, actions and expenses, including attorney's fees and costs incurred by ECHO, arising from, related to or in connection with any breach by NBDS of any of its duties or obligations under this Agreement. This indemnification shall survive the termination of this Agreement.

     IN WITNESS WHEREOF, NBDS and ECHO have executed this Agreement by duly authorized representatives effective as of the date set forth in the preamble.


Electronic Clearing House, Inc.         National Bank Drafting Systems, Inc.
("ECHO")                                ("NBDS")


By:___________________________________  By:_______________________________
     Joel M. Barry, CEO                       George Gouffray, Senior Vice
                                             President





Addendum A - Electronic Check Recovery and Regular Collection Services

This Addendum A ("Addendum A") entitled Electronic Check Recovery and Regular Collection Services is made effective April 10, 2000 by and between National Bank Drafting Systems, Inc. ("NBDS"), a Texas corporation with principal offices located at 6707 Brentwood Stair Road, Suite 640, Fort Worth, Texas 76112, and Electronic Clearing House, Inc., ("ECHO"), a Nevada corporation with principal offices located at 28001 Dorothy Drive, Agoura Hills, CA. As authorized by section 2.1.1 of the Electronic Check Services Agreement ("Agreement") executed on May 17, 2000 by and between these same parties, Addendum A, upon its execution, is incorporated into that Agreement by this reference.

WHEREAS NBDS desires to market the following services to Merchants:

Electronic Check Recovery ("ECR") - a service that, utilizing electronic submission of data via the ACH, attempts to collect checks which (a) were presented for payment a first time as a paper item, and (b) subsequently returned unpaid by the consumer's bank for either non-sufficient funds ("NSF") or uncollected funds ("UCF") and (c) are less than 45 days old at the time they are received at ECHO.

Regular collection service ("Regular Collection") - a service which begins when a returned item can no longer be collected electronically via an ACH debit to the consumer's account. Regular Collection consists of telephone and collection letter contacts with the consumer.

WHEREAS ECHO, through its XpressCheX affiliates, is a provider of ECR and Regular Collection services,

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

Merchant Documentation and Merchant Approval
NBDS is responsible for electronically transmitting a complete Merchant application to ECHO along with obtaining a signed Merchant agreement and any supporting documentation as required by ECHO. Originals of signed Merchant agreement are forwarded to and retained by ECHO. ECHO retains the unilateral right to decline to process for or terminate a Merchant if in ECHO's sole discretion continued processing for that Merchant may constitute an unacceptable level of risk, profitability or potential for regulatory action. ECHO will have no liability to NBDS or its affiliates for any revenues lost due to such actions.

Merchant Welcome Letter
Merchant requires a welcome letter containing a user ID for reporting system and password, instruction for online service and report tutorials, and telephone numbers for Merchant support, etc. NBDS shall be responsible for issuing such user IDs and password, and for generating and distributing the Merchant welcome letter within five (5) days of ECHO's approval of a Merchant application and agreement.

Merchant ECR and Regular Collection Options
Merchants may select from the following ECR and Regular Collection options. Merchants choosing a Service Option below are required to post consumer notices that allows ECHO to collect the face amount of the check plus a collection fee. Merchants choosing the Old Check Option are required to have had an electronic processing notice posted during the time the old checks were taken. NBDS agrees to enforce and monitor for compliance the above posting of notice.

     Service Option 1 - Merchant Chooses Both ECR and Regular Collection Preferred Method of Check Submission - Merchant's bank forwards checks to ECHO after 1st return.
     Alternate Method of Check Submission - When Merchant's bank either can not or will not forward checks, Merchant may forward checks to ECHO after 1st return.

     Service Option 2 - Merchant Chooses ECR but not Regular Collection
     Only Acceptable Method of Check Submission - Merchant forwards NSF and UCF after 1st return to ECHO (If applicable, Merchant forwards AC, Stop Pay etc to Merchant's 3rd party collector)

     Service Option 3 - Merchant Chooses Regular Collection Only
     In the event that a Merchant does not want to utilize ECR, this option allows the Merchant to utilize ECHO for Regular Collection services only.

     Preferred Method of Check Submission - Merchant's bank forwards checks to ECHO after 1st return.
     Alternate Method of Check Submission - When Merchant's bank either can not or will not forward checks, Merchant may forward checks to ECHO.

     Old Check Option - One time submission of ECRable items less than 180 days old
     Allows new Merchants a one-time opportunity to submit ECRable items, less than 180 days old, for ECR recovery. Merchants submit NSF and UCF items less than 180 days old and, upon collection of an item via ECR, Merchant receives reimbursement equal to 50% of the face value of that item. May be selected along with either Service Option 1, 2, or 3 above. If Merchant has selected a Service Option that includes Regular Collection, these "old checks" will be cycled into Regular Collection when ECR attempts are exhausted. ECHO's Regular Collection efforts on "old items" will be limited to (a) collection letter series, and (b) report consumer to credit reporting agency.

When one of the above options allows for direct submission of checks by the Merchant, NBDS will provide Merchants with (a) preaddressed (to ECHO) envelopes, preformatted for Merchant to complete Merchant's return address consisting of Merchant name, address and Merchant number, and (b) Check Inventory Forms quantifying the number and amount of checks enclosed along with the name and Merchant number of the submitting Merchant.

Reporting Options
Merchants have the option of (a) accessing account information via online reporting (b) receiving paper based reporting via U.S. Mail, or (c) receiving
both online and paper reporting.   Merchant will be charged the applicable fee
for the type of reporting that they select (see "Merchant Reporting" section on Page 6).

Shredding of Paper Checks
One hundred eighty (180) days after entry into the ECHO system, all checks stored at ECHO are shredded and are then only available via the stored image. Prior to the shredding of an item, a Merchant may request the return of the original paper check. For details on retrieval of a paper checks and the associated fees (see Check Retrievals and Check Retrieval Fees section on Page
30).

Detailed Description of Electronic Check Recovery Service
Merchants accept checks in the normal course of business and deposit ("1st Presentment") those paper checks with their local banks.
Returned items are forwarded to ECHO (either by Merchant or by Merchant's bank).
Returned checks are received at ECHO. All checks, including non-ECRable items, are entered and imaged into ECHO's system. At the Merchant's request and subject to check retrieval fees, non-ECRable checks are returned to Merchant.
Upon arrival at ECHO, each check is evaluated and assigned to one of two collection groups
     a. ECR Collection group. Checks that returned for either NSF or UCF and are eligible for automated ECR collection.

     b. Regular Collection group. Checks that were returned Account Closed, Stop Payment, Fraud or any other reason that precludes an automated ECR collection and are therefore eligible only for Regular Collection.

     Items are re-evaluated each time they are returned following an automated ECR collection attempt and if no longer ECRable (and Merchant participates in Regular Collection), re-assigned to the Regular Collection group.

     Note 1: ECHO will assume that each NSF and UCF item submitted by a Merchant has been properly authorized by the consumer (for ECR) and that documentation of such authorization has been retained by the Merchant.
     In the event that evidence of the consumer's authorization is not present on the check, ECHO will assume that proper authorization was obtained either by way of the consumer's signature on a printed receipt/authorization, or that the consumer signed a contract with the Merchant containing an ongoing consumer authorization clause. ECHO reserves the right to conduct periodic Merchant audits to insure that consumer authorizations are on file. Merchants, in the Merchant ECR agreement, shall indemnify ECHO for their failure to obtain proper consumer authorization and authorize ECHO to periodically audit Merchant's consumer authorization documentation.

Note 2: For every returned item submitted by a merchant, ECHO will assume that proper consumer notices were posted at the Merchant location to allow for the collection of a collection fee.


     Processing of ECR Collection Group :
     The item is immediately presented electronically (2nd Presentment) by
          ECHO for clearing via the ACH.
     If the 2nd Presentment clears the consumer's account (not returned by consumer's bank within 5 banking days of 2nd presentment) an electronic debit transaction, in an amount equal to the maximum allowed by state law, is electronically presented to the consumer's account via the ACH.
     If the 2nd Presentment of a item is returned (2nd Return) by the consumer's bank, the check either remains in the ECR Collection group (if eligible) or is placed in the Regular Collection group.
     When a 3rd Presentment is necessary, ECHO will attempt to minimize the likelihood of a 3rd Return by utilizing the following procedure:
     For checks greater than fifty ($50) dollars, ECHO will attempt one (1)
                    funds verification call to the consumer's bank. No verification call will be attempted on checks of fifty dollars or less.
     If a funds verification attempt verifies that sufficient funds are available, the item will immediately be re-presented (3rd Presentment). Checks that do not require funds verification (due to the amount) will immediately be re-presented (3rd Presentment).
     On a check where a funds verification attempt was made, if the funds verification attempt is not able to verify funds, the 3rd Presentment of the item will be timed to hit the consumer's account on the following 1st or 16th day of the month without further funds verification attempts.
     If the 3rd Presentment clears the consumer's account (not returned by consumer's bank within 5 banking days of 3rd Presentment) the collection fee is charged to the consumer's account via the ACH.
     If the 3rd Presentment is returned (3rd Return) by the consumer's bank, the transaction can no longer be processed in the ECR Collection group and (if applicable for this Merchant) is placed in the Regular Collection group.

Note: If the 1st or 16th day of any month falls on a non-banking day, then any banking related event scheduled for that day will be performed on the next banking day following that 1st or 16th.

     Handling Regular Collection Group:
     a)   If a Merchant signs up for Regular Collection, ECHO will begin normal Regular Collection efforts that typically include sending collection letters and making phone calls.

          If a Merchant does not sign up for Regular Collection, ECHO will not perform any Regular Collection functions

Handling of Returned Collection Fees
In the event that a collection fee is returned unpaid by the consumer's bank, that item will be re-presented (2nd Presentment) only one time. That 2nd Presentment will be timed to hit the consumer's account on the next 1st or 16th of the month.

Merchant Reimbursement for Recovered Items
Merchants will be reimbursed only for recovered items. Reimbursement will occur on the 1st and 16th day of each month (or the first banking day thereafter) via ACH credit to the Merchants' accounts as follows:

     Option 1 - ECR and Regular Collection (Merchant is required to post consumer notices and obtain a signature allowing electronic collection of the face amount of the check and a collection fee)
        % of funds collected via ECR
        % of funds collected via Regular Collection

     Option 2 - ECR only (Merchant is required to post consumer notices and obtain a signature allowing electronic collection of the face amount of the check and a collection fee)
        % of funds collected via ECR

     Option 3 - Regular Collection only (Merchant is required to post consumer notices allowing collection of a collection fee)
        % of funds collected via Regular Collection

     Old Checks Option (Merchant is required to have had consumer notices posted at the time the check was taken allowing electronic collection of the face amount of the check).
        % of Recovered Funds

Payment of Collection Fee Rebates to Merchants
Merchant will qualify to receive a rebate of a collection fee when the following conditions are met:

Merchant's bank is forwarding returned items directly to ECHO. This requirement is due to the less profitable nature of Merchants that receive returned items from their bank and either, (a) collect the "easy" items themselves (and keep the collection fee), and/or (b) delay in forwarding them for collection thereby reducing the likelihood of collection.
The full amount of both the collection item and the collection fee are recovered via ECR. (Items collected via Regular Collection are not subject to Merchant rebates).
The collection fee transaction is not returned or otherwise charged back by the consumer or the consumer's bank.
The amount of that collection fee is greater than $15

When the above conditions for rebate qualification are met, the Merchant will
receive rebates of    % of qualifying collection fees.  Rebates are paid twice
monthly via ACH credit to the Merchants' accounts.

When the above conditions for rebate qualification are not met, the Merchant will not receive a collection fee rebate.
Technical Specifications, Flow Charts, etc.

Merchant and Administrative Reporting Requirements

Administrative Reporting
NBDS will have online access to the following reports from ECHO:
     Check Status Report
     Total Merchant Listing
     Licensee Listing Report - future
     Sales Rep Listing Report
     Licensee Commission Report: ECR Collections
     Licensee Commission Report: Regular Collection
     NBDS Corporate Commissions Report: ECR Collections
     NBDS Corporate Commissions Report: Regular Collection
     Access to all reports available to ECR Merchants

Samples of the reports that ECHO will provide to NBDS are included in this document.

Merchant Reporting
Electronic images of checks will be stored and available online for one (1) year. Merchant will receive detailed reporting of their account activity by one of the following methods. Applicable reporting fees, as detailed below, will be collected at the end of each calendar month via either ACH debit to Merchant's account or net remittance.

Access to Online Reports - At any time throughout the collection process, the Merchant can access their account activity information, via ECHO's online reporting system, including a history and current status of each returned item. Immediately upon entry of an item into the ECHO system and for one (1) year thereafter, an item may be viewed or printed over the Internet. To cover the costs of supporting online reporting (password administration, etc.),
Merchants will be charged   ($      ) dollars per month for each Merchant site
set up to access online reporting. This reporting fee structure is meant to allow a Merchant to access ALL Merchant locations from a single Merchant site, such as the home office, for the one ten dollar per month fee.

Reports via U.S. Mail - Merchant may receive reporting via U.S. Mail to include (a) weekly check inventory report, (b) twice monthly remittance statements reconciling the ACH credits to their accounts and, (c) monthly
collection statistics report.  Merchants will be charged   ($  ) dollars per
month for EACH Merchant location for which paper reports are generated regardless of the address to which they are posted. Paper reporting will be sent via first class U.S. mail.

Merchant may choose reporting by both online and U.S. Mail. In that event, both online and paper reporting fees will be charged as applicable.

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102


NBDS CORPORATE COMMISSIONS REPORT
REGULAR COLLECTIONS


BEGIN DATE:
END DATE:


Total Number of Checks=                        Gross Commission =$

Total Amount of Checks Entered=$               Licensee Commissions Due=$

Total Regular Fees =$

Total Special Fees =$

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102



SALES REPS LISTING REPORT
LICENSEE: 500
LICENSEE NAME: CASH FLOW SOLUTIONS



BEGIN DATE:

END DATE:

Total Sales Reps Enrolled to Date: 2

Total New Sales Rep Enrolled: 1

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102



LICENSEE LISTING REPORT



BEGIN DATE:

END DATE:

Total Sales Reps Enrolled to Date: 2

Total New Sales Rep Enrolled: 1

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102

TOTAL MERCHANT LISTING
                                 SALES REP 500-A
                                  LICENSEE 500


BEGIN DATE:
END DATE:

NEW MERCHANTS ENROLLED: 3

MERCHANTS ENROLLED TO DATE: 5

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102

LICENSEE COMMISSION REPORT
REGULAR COLLECTIONS
SALES REP 500-A
LICENSEE 500


BEGIN DATE:
END DATE:

Total Number of Checks=
Commissions Due=$




Recovery Rate = Percent of dollar amount of checks returned that are paid. Total Recovery Rate = Average of recovery rate combined.

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102


LICENSEE COMMISSION REPORT
RCK COLLECTIONS
SALES REP 500-A
LICENSEE 500


BEGIN DATE:
END DATE:


Total Number of Checks=
Commissions Due=$





Recovery Rate = Percent of dollar amount of checks returned that are paid, plus rebates paid.
Total Recovery Rate = The average recovery rate combined.

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102





                               CHECK STATUS REPORT
SALES REP 500-A
LICENSEE 500



BEGIN DATE:
END DATE:






Paid:Check paid in full.

Working:Account is still active and is being worked by our collection department.

Returned:Returned to Merchant for internal collection, or criminal or civil prosecution.

Uncollected:Check is uncollectable and has either been reported to credit bureaus and/or check verification.

                                   XpressCheX
               215 Central Ave. NW Ste. 3-B  Albuquerque, NM 87102


                        NBDS CORPORATE COMMISSIONS REPORT
RCK COLLECTIONS


BEGIN DATE:
END DATE:


Total Number of Checks=                        Total Retained Fees =$

Total Amount of Checks                         Gross Commission =$

Total Regular Fees =$                          Licensee Commissions Due=$

Total Rebates =$

Pricing
Other than (a) applicable reporting fees (see "Merchant Reporting", page 6),
(b) check retrieval fees (see "Check Retrievals and Check Retrieval Fees" below) and (c) any portion of the face value of a collected item retained by ECHO, there is no charge to Merchants for the ECR or Regular Collection service.

NBDS and ECHO reserve the right to mutually change or, on a Merchant by Merchant basis, make exceptions to pricing policies as market conditions warrant.

Check Retrievals and Check Retrieval Fees
Merchants with online reporting can retrieve check images online. Check images will be stored and available online for one (1) year from the date received at ECHO. Merchants requiring an image of a check subsequent to that time will need to contact their original depository banks which are required by law to retain check images for seven years.

Paper checks will be shredded one hundred and eighty (180) days after the date received at ECHO. Prior to the date an item is shredded, on an individual check basis, Merchant may request the return of specific paper checks. Such checks will be mailed by ECHO within 3 business days of Merchant's request. Actual receipt of the item(s) by Merchant is subject to U.S. Mail delivery standards for first class mail. The check retrieval fee for this service is five dollars ($5) per item.

Retrieval Fees for Cancelled ECR Merchants - Upon written request from a Merchant canceling the service, all original checks not yet shredded by ECHO will be sent back to the Merchant without a retrieval fee.

Commissions
On items where the original item and the associated collection fee are both recovered via ACH debit to the consumer's account, NBDS and ECHO will equally split the Net Collection Fee. As an example, the gross collection fee was
equal to $     ; the Merchant was paid a rebate of     ($    ) dollars,
therefore the resulting Net Collection Fee is $    .  This net fee is split
equally between ECHO and NBDS.

ECHO will retain    % of collection fees on items where either the original
check or the collection fee is recovered through Regular Collection activities.

"Old Checks" Option - Typically these items will not include a collection fee since the Merchant did not have the required consumer signature. When an "Old Check" is recovered, NBDS and ECHO will equally split the amount not refunded to Merchant.

ECHO and NBDS will equally split online reporting fees.

ECHO will retain    % of paper reporting fees.

ECHO will retain    % of check retrieval fees.

On a periodic basis, ECHO and NBDS will each evaluate their respective profitability derived from the ECR/Regular Collection service. Should the profitability of either party not meet its budgetary requirements, the commission splits may be re-negotiated. Should re-negotiation of the commissions not achieve a solution that is suitable to both parties, increased and/or additional fees to Merchants will be initiated.

Merchant Servicing
ECHO is responsible for providing Merchants with ongoing telephonic Merchant support services. NBDS is responsible for providing Merchant with an initial orientation training on both the ECR and Regular Collection services and the reporting system.

Licensee and Sales Person Servicing
NBDS is responsible for the training and ongoing support of NBDS licensee and sales personnel.

Exclusivity issues
No exclusivity is attached to these services.


IN WITNESS WHEREOF, NBDS and ECHO have executed this Addendum by duly authorized representatives effective as of the date set forth in the preamble.


Electronic Clearing House, Inc.    National Bank Drafting Systems, Inc.
("ECHO")                           ("NBDS")


By:___________________________________  By:_______________________________
     Jody Barry, CEO                         George Gouffray, Senior Vice
                                             President




                                                            EXHIBIT 10.45



                        AMENDMENT TO PRODUCT AND SOFTWARE
                        DEVELOPMENT AND LICENSE AGREEMENT

     This amendment to the Product and Software Development Agreement (which original Agreement is dated as effective April 1, 1999) ("Amendment") is made effective July 19, 2000, by and between innoVentry Corp. ("Licensee"), a Delaware corporation with principal offices located at 534 Fourth Street, San Francisco, California 94107, and Electronic Clearing House, Inc. ("Licensor"), a Nevada corporation with principal offices located at 28001 Dorothy Drive, Agoura Hills, California 91301.

                                    RECITALS

     Whereas the parties have mutually determined that it is in their best interests to modify the original Agreement to accommodate a more mutually beneficial commercial arrangement between the parties; and

     Whereas the parties have mutually agreed that such commercial arrangement shall be in the form of a fully-paid, royalty free, exclusive, non-transferrable, irrevocable and perpetual license to the Processing system and sale of certain related equipment for the purpose of permitting Licensee to perform Settlement Processing activities without the assistance or support of Licensor;

     Now, therefore, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                                   AMENDMENTS

The following terms shall be amended as described below:

     1. Section 2.1.2, "Development and License," shall be replaced with the following new Section 2.1.2:

          "Section 2.1.2. Processing System License. Subject to all of the terms and conditions hereof, Licensor grants to Licensee and Licensee accepts from Licensor a fully-paid, royalty-free, exclusive, irrevocable and perpetual license to modify and use the Processing System for Licensee's own business purposes ("Software License"). Such license includes, but is not limited to, a license to all software and documentation set forth in Schedule 1, attached hereto. Payment for such license is included in the fees set forth in Article 3 below."


     2. Section 2.2, "EQUIPMENT & INSTALLATION," shall be replaced with the following new Section 2.2:

          2.2 Purchase of Equipment.

          2.2.1 Equipment and Prices. Licensor agrees to sell and Licensee agrees to purchase the Equipment identified in
          Schedule 2, attached hereto. Licensor agrees that Licensee shall be the beneficiary of any manufacturer's warranties that cover any such Equipment.

          2.2.2 Payment for Equipment. Licensee agrees to pay Licensor for the Equipment, upon receipt of Licensor's invoice for such Equipment and upon payment terms as are set forth Schedule 2, attached hereto and incorporated by this reference. Licensor will deliver the Equipment upon receipt of full payment for the Equipment.

          2.2.3 Warranty. EXCEPT AS OTHERWISE EXPRESSLY AGREED IN WRITING, LICENSOR DISCLAIMS ALL WARRANTIES WITH RESPECT TO THE EQUIPMENT, INCLUDING THE IMPLIED WARRANTY OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. DAMAGES HEREUNDER SHALL BE LIMITED TO THE FAIR MARKET VALUE OF EQUIPMENT ACTUALLY PURCHASED. FOR THE PURPOSES OF THIS SECTION 2.2, LICENSOR SHALL NOT BE LIABLE, UNDER ANY LEGAL OR EQUITABLE THEORY, FOR SPECIAL, INCIDENTAL, CONSEQUENTIAL OR PUNITIVE DAMAGES, INCLUDING, BUT NOT LIMITED TO, LOSS OF PROFITS, REVENUE OR SAVINGS, EVEN IF ANY PARTY GIVES AND RECEIVES NOTICE OF THE POSSIBILITY OF SUCH DAMAGES.

          2.2.4 Equipment Assembly. Licensee shall not be required to perform any assembly and testing of any Equipment or to perform any services of any kind or nature in connection with the Equipment other than to sell the Equipment to Licensee subject to the terms hereof.

     3. Sections 2.3, 2.4, 3.2.5, and 3.2.6 are terminated in their entirety.

     4. Sections 2.5, 2.6, 3.2.1, 3.2.2 and 3.2.4 shall continue in force and effect for a period of sixty (60) days from the effective date of this Amendment and shall terminate in their entirety thereafter. After September 30, 2000, Licensor shall have no obligation to perform any Settlement Processing of any kind or perform any daily settlement and/or chargeback processing activities, or any other activities required to be performed by Licensor pursuant to Sections
          2.5 and 2.6.

     5. Sections 3.1.1 and 3.1.2 shall be replaced in their entirety with the following new Article 3, Section 3.1: "License Fee:
          For the License granted in Section 2.1.2, Licensee shall pay Licensor a one-time fee of $1,000,000.00 for the Software License as follows: $250,000 upon execution of this Amendment ("Amendment Effective Date"); and $750,000 on September 30, 2000, and (ii) a daily fee from the funds handled in the settlement process performed by Licensor in connection with Scrip Gaming Transactions. Licensor and Licensee further agree that the Daily Settlement Worksheet that has been utilized in the past accurately reflects the financial aspects of the Daily Settlement process and how Licensor's daily fee is calculated, on a daily basis, among other Daily Settlement calculations. Licensor's right to receive this daily fee shall terminate on October 1, 2000."

     6. Article 5, "TERM/TERMINATION," shall be replaced with the following new Article 5: "Termination and Survival: The license granted to Licensee herein shall be irrevocable and perpetual, so long as Licensee remains in compliance with the terms herein. Licensor shall have the right to terminate the License in the event Licensee materially breaches the terms of this Agreement, and such breach remains uncured for a period of greater than sixty (60) days after delivery of written notice to Licensee by Licensor. Sections 2.1.2, 2.1.3, 2.1.4, 2.1.9, 3.1, 3.2.3, Article 4 and Article 9 shall survive termination of this Amendment."

     7.   Article 6 is terminated in its entirety.

     8. Section 9.9 shall be amended by adding new Section 9.9.1 at the end of the existing Section 9.9, as follows:

               "Section 9.1.1 - Provided, however, Licensor agrees that Licensee may assign its rights and obligations under this Agreement to any assignee.

     9.   Article 9 shall be amended by adding a new Section 9.17, as follows:

               "9.17 No Event of Default. Neither party has knowledge of any Event of Default under the Agreement by the other party,

     10. Software Development Services. Licensor agrees to perform software development services for Licensee in connection with the Processing System software for the purpose of modifying the Processing System software and interfaces between software components and/or to accommodate any network changes. Any such software development services performed by Licensor at Licensee's request shall be reimbursed to Licensor at the rate
          of $      per hour and shall be paid immediately upon receipt
          of Licensor's invoice. Licensor reserves the right to require Licensee to make an advance deposit for the cost of performing software development services in the event any requests from Licensee to perform software development services will require, in Licensor's judgment, in excess of 200 hours of labor. Licensor further reserves the right to increase the hourly rate for which it will perform software development services or to terminate its obligation to provide software development services upon 30 days written notice to Licensee.

     All other Articles, Sections, terms and conditions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, Licensee and Licensor have executed this Amendment by duly authorized representatives effective as of the date set forth in the preamble

Dated:    July 19, 2000

Electronic Clearing House, Inc.

By:
Joel M. Barry
Chairman of the Board & CEO


Dated:    August 1, 2000

innoVentry, LLC

By:
Frank A. Petro, Jr.
CEO

                                   Schedule 1

Software programs to be delivered to innoVentry:

1. Cage/Kiosk Terminal Application. The software that is the application for the cage terminals and the kiosk terminals.

2. Terminal PROM Software: the software that is programmed into the boot PROM that exists in the case and kiosk terminals.

3. TERM95 Terminal Upload/Download Software. The software that is used to upload and download the cage and kiosk application software, printer software and configuration parameters.

4. PostBridge Gateway Software: The software that inputs ATM requests and forwards them to TOAST/COAST.

5. COAST Software: The software that runs the Casino Server (the computer) and is responsible for inputting requests from the terminals, PC Cage or the ATMs, parsing that request and routing the request to either OTP, POSTILION and/or the Casino Server (the software) and formatting a response to the originator.

6. PostTerm Gateway Software: The software that forwards requests from COAST and delivers it to POSTILION.

7. Casino Server Database: The database that provides procedures and tables that control and store the results of the Casino transactions.

8. CasinoView Software: The application that allows a user to view, edit, delete or create transactions and sessions and to maintain configuration tables.

9. Systest/Auto Download Software: The software that is used to control the processing of systest requests received from the cage and kiosk terminals.

10. CreditDeposits Software: A scheduled function consisting of a program that performs deposits for credit card sessions based on time criteria.

11. DebitReversal Software: A scheduled function consisting of two programs and two stored procedures that reverses debit card session based on time criteria.

12. PPF Software: A scheduled function consisting of a program that creates a list of checks that comprise the positive pay file.

13. DSW Software: A scheduled function that consists of a VBS script and two stored procedures that creates the daily settlement worksheets for individual casinos.

14. DSWSum Software: A scheduled function that consists of a VBS script and two stored procedures that creates the daily settlement worksheet which is a summary of all casinos.

15. Daily/ReportExtract Software: A scheduled function that consists of a program that summarizes in a flat file, the daily transaction activity for all casinos.

For each software program, the following is to be delivered:

" Installation instructions: How the software is to be installed or alternatively, where it should be placed relative to a computer and file structure.

" Software generation guide. How to generate the software from its source form.

" Brief description of each file: For each file (or stored procedure, table, etc.), a brief description of the function of that file.

Special Note: The PC Cage Software that runs on the Local Credit Server and provides the intranet service to the casino cage PCs will also be provided as well in this delivery of software but is not included in the purchase price
under Section 3.1.1.  An outstanding invoice of $     has already been sent to
innoVentry on March 7, 2000, that covers the costs associated therewith.

                                   Schedule 2

                              Equipment and Prices

The prices shown for the kiosk and cage based equipment and supplies below reflect ECHO's cost basis in the equipment and supplies.

1)   138 Kiosk Terminals at $      ea.  =
2)   15 boxes checks/10 packs/box at $     /pack  =
3)   4 electronic imprinters @ $    ea. =
4)   5 RP 121 printers @ $      ea.     =
5)   10 EB921 terminals @ $   =

Total Equipment Price:                                 $

Upon execution of the Amendment to the Agreement, ECHO will invoice innoVentry for the equipment and supplies listed above and payment for the above equipment and supplies will be due within 30 days of receipt of invoices from ECHO. ECHO will cease charging innoVentry for check supplies upon execution of the Amendment and will ship the equipment and supplies as designated by innoVentry on or before 9/30/00.





                                                       EXHIBIT 10.46



                              AMENDED AND RESTATED

              MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT


     THIS AMENDED AND RESTATED MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT ("Agreement") is made effective as of August 1, 2000, by and between First Regional Bank, ("Bank"), and Electronic Clearing House, Inc. ("ECHO") and is intended to supercede the Agreement dated June 24, 1997.

                                    RECITALS

     WHEREAS, Bank desires to provide Merchant Services to Merchants, and

     WHEREAS, ECHO is engaged in the business of providing various marketing and data processing services which will support Bank's Merchant Services to Merchants, and

     WHEREAS, Bank desires that ECHO provide these various marketing and data processing services to Bank as support for Bank's provision of Merchant Services, and

     WHEREAS, both Bank and ECHO desire to maintain a long-term, mutually profitable business relationship.

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

     1.16      "Merchant" means businesses that accept the Card.

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

          (c) Such other documents, instruments or agreements as Bank may require.

                           ARTICLE 6 - DUTIES OF ECHO

     ECHO agrees to assist Bank in filing its applications to Visa and MasterCard to become a primary credit card processing bank.

     During the term of this Agreement ECHO will, unless Bank otherwise consents in writing:

     6.1  SALES AND MARKETING

     6.1.1 Sales and Marketing Compliance. Conduct its Merchant solicitation activities in strict compliance with the rules and regulations of Visa, MasterCard and this Agreement, and use its best efforts to solicit Merchants for the Bank's Merchant Services program so
     that the number of new Merchants added averages     per month or Merchant
     sales volume increases by not less than $    million annually.

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


Percentage                    Previous Monthly Aggregate Average DDA
Balances of ECHO              Merchants and ECHO
Corporate Deposits

     %                        Less than and up to $   million


     %                        Greater than $   million and up to $   million


     %                        Greater than $   million and up to $   million


     %                        Greater than $   million and up to $   million


     %                        Greater than $   million and up to $   million


     %                        Greater than $   million

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

6.6       SECURITY; MONITORING

     6.6.1 Supervision/Monitoring of Chargebacks, Security in New Accounts. Participate with Bank in the performance of security exception monitoring on a daily basis, in accordance with parameters established by Bank and using reports generated by ECHO and the Settlement Processor. Such security exception monitoring shall be undertaken for the purpose of evaluating and identifying Merchants with significant increases in average daily and/or weekly deposits, significant variations in average tickets amounts, significant variations in nonmagnetic card entry activity, and any other subsequently identified categories. ECHO further agrees to participate with Bank in researching any Merchant for which Bank and ECHO have identified questionable or suspicious transactions.
     At Bank's direction, ECHO agrees to follow Bank's policies and procedures for freezing, halting, and/or delaying the availability of ACH fund transfers or suspensions of current day and subsequent deposit or withdrawal activity for any Merchant until such time as Bank informs ECHO to make any ACH fund transfers available to the Merchant. Within 2 business days of preparation, ECHO agrees to provide daily and monthly security reports to Bank. ECHO agrees to notify Bank immediately upon receipt, of any information received by ECHO pertaining to the insolvency or bankruptcy, of any Merchant or any other adverse information indicating a violation of Visa and/or MasterCard regulations or information indicating illegal activity by or adverse information about any Merchant or any information which may indicate that a Merchant is using the Bank's Merchant Services for other than the sale of products and services initially approved for Merchant's business location. Bank acknowledges and agrees that ECHO has no affirmative obligation or responsibility to seek out any such information pertaining to a Merchant, but only has the obligation to report any such information as it may be received by ECHO from time to time. ECHO agrees to follow Bank's policies and procedures regarding Merchant change of ownership and/or change of address that may occur from time to time.

     6.6.2 Merchant Review After Commencement of Processing. Perform a review of each Merchant application, business activities and retail location within 60 days after any Merchant's processing volume exceeds $
              per month for the first time. Within 10 days after the end of each calendar month, ECHO will provide to Bank a listing of Merchants that meet this criteria for the immediately preceding calendar month.
     The review of any such Merchant's retail location may include on-going visits to such Merchant's retail location by ECHO field service personnel at ECHO's sole expense. Upon completion of each Merchant review pursuant to this paragraph, ECHO agrees to provide to Bank a written summary of said Merchant review for the Merchant account file within 10 business days of completion.

6.7       CUSTOMER SERVICE

     6.7.1 Customer Service. Provide customer service to Merchants 7 days a week, 24 hours a day. This customer service activity shall be available to Merchants via 800 number line access for the purpose of responding to Merchant inquiries regarding credit card transactions, equipment operation, and repair services offered. At ECHO's sole election and determination, ECHO may provide field service to merchants.

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

7.5 Exclusivity; Non-competition. Not enter into any new relationship with any other person or entity which would interfere or compete with ECHO's relationship with Bank pursuant to this Agreement provided that ECHO continues to meet the production standard for growth in the number of Merchants or the Merchant sales volume as set forth in Section 6.1.1 hereof. Bank acknowledges and agrees that ECHO may provide its services through other credit card processing banks and financial institutions in addition to Bank provided that ECHO continues to meet the production standard for growth in the number of Merchants or the Merchant sales volume as set forth in Section 6.1.1 hereof.

7.6 Registration of ECHO with the Federal Reserve Bank. Register ECHO with the Federal Reserve Bank ("FRB") as a remote originator with ACH or any other registration necessary to permit electronic funds transfer activity in connection with Bank's Merchant Services credit card program. ECHO's check truncation and similar programs shall be governed by separate written agreements between the parties.

7.7 ACH Rejects. Each business day, provide ECHO with a list of all ACH rejects received by Bank for the immediately preceding business day in form and content mutually acceptable to ECHO and Bank.

7.8 Supervision of Chargeback, Security and New Accounts. Bank may, but is not required to, provide supervision of ECHO's management, compliance and reporting functions relating to chargeback processing, new account management and any other duties agreed upon between Bank and ECHO. ECHO agrees that no advance notice will be necessary and that Bank shall be able to perform such supervision at any time Bank chooses. Any and all costs and expenses incurred by Bank in connection with such supervision shall be the sole responsibility of Bank.

7.9 Security Exception Monitoring. Bank may, but is not required to, perform, in cooperation with ECHO, security exception monitoring on a daily basis, according to parameters established by Bank and using reports generated by ECHO and the Settlement Processor. The security exception monitoring parameters established by Bank shall be provided by Bank to ECHO and the Settlement Processor in writing.

7.10 Settlement Processor Reports. Cause the Settlement Processor to deliver duplicate daily settlement reports to ECHO daily, for the immediately preceding business day, in form and content sufficient to permit timely reconciliation of rejects and chargebacks.

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

7.16 Bank Credit Card Profitability. Within 10 days after the end of each quarter, provide ECHO with such reports, in form and content mutually satisfactory to Bank and ECHO, that will demonstrate the on-going profitability of Bank's bankcard department or division.

7.17 Financial Statements. Provide ECHO with copies of Bank's Annual Report, and Quarterly Call Reports upon request.

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

7.20 Settlement/Authorization Processor Certification. Bank agrees to perform any and all acts reasonably requested of it by ECHO necessary and sufficient to assist ECHO in the process of becoming certified by Visa and MasterCard as the authorized Settlement/Authorization Processor for Bank pursuant to this Agreement, including sponsorship of ECHO as a MasterCard and Visa Authorization Processor. ECHO agrees to reimburse Bank for all out-of-pocket costs incurred by Bank and charged by the Federal Reserve Bank, Visa and/or MasterCard relating thereto.

7.21      Agent Bank Processing.   Bank agrees to allow any approved agent
bank, including EC Bank (proposed), to be added to Bank's Settlement Processor arrangement, under the Settlement Processor Agreement currently in effect, and with appropriate indemnities in favor of Bank, for the purpose of settling agent bank's merchant sales transaction. All costs associated with setup and settlement shall be borne by ECHO.

7.22 Merchant Termination Coordinator. Permit ECHO to coordinate and determine the disengagement plan for any merchant Bank desires to terminate. Such plan shall take no longer than four months to conclude termination and shall be provided to Bank in writing and shall be subject to Bank's reasonable approval. ECHO's guarantee against chargeback losses shall be invalid immediately for all chargeback losses from the merchant being terminated on the day Bank fails to follow disengagement plan set out by ECHO under this section or takes such action that would negatively effect the disengagement plan in such a way to generate greater liability to ECHO or Bank.

7.23 Volume Restrictions. Anything in this Agreement to the contrary notwithstanding, Bank shall not be obligated to process Merchant sales volume in excess of the maximum dollar volumes, if any, established from time to time ("Volume Restrictions") by Visa, MasterCard, or by any bank regulatory authority having jurisdiction over Bank or by Bank, in its reasonable judgment, based upon risk exposure or capital requirements. The Bank's inability to accept new merchants or process additional Merchant sales volume due to Volume Restrictions shall not constitute a breach of Section 6.1.1. by either party nor shall it relieve the Bank from the restrictions imposed under
Section 7.5 hereof.

                               ARTICLE 8 - GENERAL

8.1 Notices. Any notice given by any party under this Agreement shall be in writing and personally delivered, deposited in the United States mail, postage prepaid, or sent by tested telex, or facsimile transmission or other authenticated message, charges prepaid, and addressed as follows:

TO BANK:                           TO ECHO:

First Regional Bank                Electronic Clearing House, Inc.
28310 Roadside Dr., #250           28001 Dorothy Drive
Agoura Hills, CA 91301             Agoura Hills, CA 91301-2697
Attention: Merchant Services       Attn: Jack Wilson
FAX or Telex No.: (818) 735-9699   FAX or Telex No.: (818) 879-7165

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

8.10 Term. This Agreement will be for an initial term of five (5) years from the effective date set forth in the preamble and full execution hereof and shall be subject to automatic renewals for five (5) year periods unless previously terminated by either party in accordance with the terms herein.

8.11 Non-Circumvention. Bank hereby acknowledges and agrees that ECHO "owns" all Merchants processing under this Agreement, except for Bank-originated Merchants. Bank also acknowledges ECHO's significant investment in Merchant processing services and in building a volume of Merchant processing activity. Bank agrees that it will not attempt to circumvent ECHO by soliciting Merchants who process through ECHO to process through another source.

8.12 Termination. Either party may terminate this Agreement without cause effective at the end of the initial term, or any renewal thereof, upon not less than 180 days prior written notice.

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

8.13 Termination For Cause. In addition to the termination provisions set forth in Section 8.12, either Bank or ECHO may terminate this Agreement, for cause, at any time if either party commits fraud or any material breach of this Agreement, or is declared insolvent or bankrupt, and such insolvency or bankruptcy results in that party's inability to perform any of its respective duties under this Agreement. In addition, ECHO may (i) terminate this Agreement, and (ii) transfer Merchants to any other bank performing Merchant Services for Visa and/or MasterCard upon the occurrence of any of the following events:

          i) Bank fails to qualify for, or maintain, Visa or MasterCard qualification as a credit card processing Bank; or

          ii) Bank's capital falls below the level required by the regulatory agency overseeing state chartered banks, presently the California Department of Financial Institutions, to be an "adequately" capitalized bank; or

          (i)  Bank is merged with, or acquired by, any other entity and is not the survivor.

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

8.14 Post Notice Of Termination Relationship. In the event either Bank or ECHO terminates this Agreement without cause, pursuant to the provisions of
Section 8.12, ECHO shall continue to process under the sponsorship of Bank those Merchants approved by Bank under the terms of this Agreement, as well as new Merchants approved by Bank during the period following notice of termination. Adding new Merchants may continue for up to six (6) months following notice of termination. During the period following notice of termination, Bank shall not withhold its reasonable approval for any new Merchants marketed and added for processing by ECHO under the terms of this Agreement. All compensation and processing costs shall continue to be paid and ECHO's chargeback reserve account would continue to be maintained as set forth under this Agreement following notice of termination and for a period of one (1) year following the transfer of the Merchants to another qualified sponsoring bank. After termination, ECHO shall have the right to transfer Merchants to another qualified sponsoring bank over a twenty-four (24) month period in substantially equal installments so that the number of Merchants and their related demand deposit balances decline in a constant manner. Bank shall execute all necessary transfer and assignment documents to accommodate such transfer over a twenty-four (24) month period and compensation to Bank shall cease upon transfer of each respective group of Merchants. Bank shall not solicit Merchants to leave ECHO nor shall ECHO solicit Merchants to leave Bank. In the event ECHO terminates this Agreement pursuant to any of the provisions of Section 8.13, ECHO shall have the right to transfer Merchants to another qualified sponsoring bank and Bank shall execute all necessary transfer and assignment documents to accommodate such transfer and all compensation to Bank shall cease upon transfer of Merchants. If this Agreement is terminated for cause as defined in Section 8.13, the post termination relationship as set forth in this Section 8.14 does not apply except for ECHO's ability to add new Merchants as provided for in this Section.

8.15 Confidential Information and Trade Secrets. In connection with the services to be rendered by ECHO pursuant to this Agreement, ECHO will be providing Bank with certain information. Bank acknowledges and agrees that such information constitutes the Proprietary Information and trade secrets of ECHO ("Proprietary Information"). Bank further acknowledges and agrees that such Proprietary Information are the sole property of ECHO and that ECHO has the sole right, title and interest thereto, and Bank agrees that it shall not acquire, directly or indirectly, any rights, title or interest in or to any of such Proprietary Information. Bank agrees to treat such Proprietary Information on a secret and confidential basis and shall retain such Proprietary Information in secrecy and confidence during the term of this Agreement and for a period of three years after the termination of this Agreement. The Bank further agrees that access to any such Proprietary Information shall be strictly limited by Bank only to those persons in the Bank who have a need to evaluate and review the same. Bank further agrees to undertake all necessary steps to require its employees, agents, representatives and all others to whom it might disclose the Proprietary Information to retain the Proprietary Information in confidence during the term of this Agreement and for a period of three years after the termination of this Agreement. Bank further agrees to keep completely confidential names of any merchants, banks, lending institutions, corporations, organizations, individual or group of individuals, lenders or borrowers, buyers or sellers, introduced by ECHO or any individual or entity related to ECHO to Bank in connection with this Agreement or any of the transactions contemplated by this Agreement. Such names and identities shall remain confidential during the term of this agreement and for a period of three years thereafter, and such names and identities shall include any telephone numbers, addresses, faxes, telex numbers, et al. Bank further agrees, upon termination of this Agreement, to promptly return any documents or other materials obtained from ECHO prepared and/or delivered by ECHO to or for Bank in connection with this Agreement. Bank acknowledges and agrees that the services rendered by ECHO under this Agreement and the Proprietary Information provided by ECHO in connection with the rendition of those services are of a special, unique, unusual, extraordinary, and intellectual character, which give this Agreement peculiar value. Bank further acknowledges and agrees that any direct or indirect disclosure, or other improper use, of ECHO's Proprietary Information cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in addition to other remedies provided by law or this Agreement, ECHO shall have the right at any time after this Agreement is entered into, to obtain injunctive relief against the breach of this Agreement by Bank in connection with the direct or indirect disclosure, or other improper use of, ECHO's Proprietary Information.

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

8.20 State Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California as to all matters including validity, construction, effect, performance and remedies without giving effect to the principles of choice of law thereof. For purposes of any lawsuit, action, or proceeding arising out of or relating to this Agreement, Bank and ECHO agree that any process to be served in connection therewith shall, if delivered, sent or mailed in accordance with Section 8.1, constitute good, proper and sufficient service thereof.

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


ELECTRONIC CLEARING HOUSE, INC.


By: ________________________________________
       Jack Wilson
       Vice President


FIRST REGIONAL BANK


By: ________________________________________
      Thomas E. McCullough
      Executive Vice President


By: ________________________________________
       Charles Arrindell
       Senior Vice President



                        ADDENDUM TO AMENDED AND RESTATED

              MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT


     THIS ADDENDUM TO AMENDED AND RESTATED MERCHANT MARKETING AND PROCESSING SERVICES AGREEMENT ("Addendum") is made effective as of the 1st day of August, 2000, by and between First Regional Bank ("Bank") and Electronic Clearing House, Inc. ("ECHO").

                                    RECITALS

     WHEREAS, Bank and ECHO have entered into that certain Amended and Restated Merchant Marketing and Processing Services Agreement ("Agreement") as of August 1, 2000; and

     WHEREAS, Section 6.4.3 of the Agreement specifies compensation to be received by the Bank based upon a percentage of the sum of each day's sales transaction for each Merchant; and

     WHEREAS, as a marketing promotion, ECHO wishes to provide new Merchants with processing at a lower rate than ECHO currently charges; and

     WHEREAS, in connection with the marketing promotion, ECHO has requested that the Bank forgo the compensation specified in Section 6.4.3, with respect to new Merchants only, and in lieu thereof to accept a flat processing fee
equal to       cents ($     ) per transaction; and

     WHEREAS, Bank is willing to accommodate ECHO on a temporary, experimental basis with this new pricing formula.

     NOW, THEREFORE, it is agreed by and between the parties as follows:

     1. For a period of one (1) year from the date hereof, with respect to new Merchants who are signed up from and after August 1, 2000, Bank shall forgo the monies it would otherwise be entitled to under Section 6.4.3 of the Agreement, and in lieu thereof will receive from ECHO a processing
     fee equal to      cents ($    ) per transaction.

     2. The provisions of this Addendum, and particularly Paragraph 1 above, shall be applicable only to new Merchants, that is Merchants who have not processed their credit card business with, either Bank or ECHO under sponsorship of Bank, during the period from October 1, 1997 through August 1, 2000.

     3. This Addendum, and the provisions thereof, shall be reviewed one (1) year from the execution of this Addendum. At that time, any extension of the provisions of this Addendum beyond one (1) year from the date of execution hereof shall be at the sole and absolute discretion of each of the parties hereto.

     4. Should the parties not be able to agree, in writing, to extend this Addendum or revise its provisions within ninety (90) days of its expiration date, then all Bank compensation shall revert to the terms in
     Section 6.4.3. At that time, any extension of the provisions of this Addendum beyond one (1) year from the date of execution hereof shall be at the sole and absolute discretion of each of the parties hereto.

     Except as specifically set forth in this Addendum, all of the provisions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, this Addendum has been executed as of the date first hereinabove written.

ELECTRONIC CLEARING HOUSE, INC.


By: ________________________________
       Jack Wilson
       Vice President


FIRST REGIONAL BANK


By: ____________________________
      Thomas E. McCullough
      Executive Vice President


By: ____________________________
      Charles Arrindell
      Senior Vice President