Form 10-Q
period 2000-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2001-02-14
CIK 721773

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-2001
[PERIOD-END]                               DEC-31-2000
[CASH]                                            4250
[SECURITIES]                                         0
[RECEIVABLES]                                     2032
[ALLOWANCES]                                       506
[INVENTORY]                                        641
[CURRENT-ASSETS]                                  7357
[PP&E]                                            6688
[DEPRECIATION]                                    3611
[TOTAL-ASSETS]                                   16738
[CURRENT-LIABILITIES]                             1314
[BONDS]                                            722
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           219
[OTHER-SE]                                       14483
[TOTAL-LIABILITY-AND-EQUITY]                     16738
[SALES]                                             98
[TOTAL-REVENUES]                                  6979
[CGS]                                               96
[TOTAL-COSTS]                                     5473
[OTHER-EXPENSES]                                  6916
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  22
[INCOME-PRETAX]                                    104
[INCOME-TAX]                                        82
[INCOME-CONTINUING]                                 22
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                        22
[EPS-BASIC]                                          0
[EPS-DILUTED]                                        0