Form 10-Q
period 2001-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2001-05-14
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark  One)
 X    Quarterly  report  pursuant  to  Section  13  or  15(d) of  the Securities
---
Exchange  Act  of  1934


FOR  THE  PERIOD  ENDED  MARCH  31,  2001

                                      OR

      Transition  report  pursuant  to  Section  13 or 15(d) of the Securities
---
Exchange  Act  of  1934


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

                    Yes   X                    No
                         ---


     As of April 30, 2001, there were 21,831,136 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION


                                                                       Page  No.
                                                                       ---------

Item  1.       CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


               Consolidated  Balance  Sheets                               3
                 March  31,  2001  and  September  30,  2000

               Consolidated  Statements  of  Operations                    4
                 Three  months  and  six  months  ended
                 March  31,  2001  and  2000

               Consolidated  Statements  of  Cash  Flows                   5
                 Six  months  ended  March  31,  2001  and  2000

               Notes  to  Consolidated  Financial  Statements              6


Item  2.       Management's Discussion and Analysis of                     8
                 Financial  Condition  and  Results  of
                 Operations



                            PART  II.  OTHER  INFORMATION

Item  5.       Other  Information                                         11

Item  6.       Exhibits  and  Reports on Form 8-K                         11

               Signatures                                                 12

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                ELECTRONIC  CLEARING  HOUSE,  INC.
                                  CONSOLIDATED  BALANCE  SHEETS
                                          (UNAUDITED)

                                            ASSETS

                                                                              MARCH 31,     SEPTEMBER 30,
                                                                                 2001           2000
                                                                             ------------  ---------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,161,000   $    3,941,000
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      964,000        1,017,000
  Accounts receivable less allowance of $517,000 and $380,000 . . . . . . .    1,854,000        1,911,000
  Inventory less allowance of $10,000 and $3,000  . . . . . . . . . . . . .      689,000          594,000
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      141,000          132,000
  Note receivable from related party  . . . . . . . . . . . . . . . . . . .       43,000              -0-
                                                                             ------------  ---------------

      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .    7,852,000        7,595,000

Noncurrent assets:
  Long term receivables . . . . . . . . . . . . . . . . . . . . . . . . . .        21,000          19,000
  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .     3,214,000       2,949,000
  Real estate held for investment . . . . . . . . . . . . . . . . . . . . .       252,000         252,000
  Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . .       974,000       1,214,000
  Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       419,000         411,000
  Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,372,000       4,573,000
                                                                             ------------  ---------------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,104,000   $   17,013,000
                                                                             ============  ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt . . . . . . .  $   181,000   $      177,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      559,000          290,000
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      839,000        1,046,000
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,000           53,000
                                                                             ------------  ---------------

      Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    1,630,000        1,566,000

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      677,000          767,000
                                                                             ------------  ---------------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    2,307,000        2,333,000
                                                                             ------------  ---------------


Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
   Series "K", 25,000 and 25,000 shares issued and outstanding                         -                -
  Common stock, $.01 par value, 36,000,000 authorized:
   21,831,136 and 21,888,036 shares issued; 21,674,144 and
    21,730,934 shares outstanding . . . . . . . . . . . . . . . . . . . . .      218,000          219,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .   20,403,000       20,474,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,355,000)      (5,544,000)
  Less treasury stock at cost, 156,992 and 157,102 common shares  . . . . .     (469,000)        (469,000)
                                                                             ------------  ---------------

      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .   14,797,000       14,680,000
                                                                             ------------  ---------------

    Total liabilities and stockholders' equity. . . . . . . . . . . . . . .  $17,104,000   $   17,013,000
                                                                             ============  ===============

     See  accompanying  notes  to  consolidated  financial  statements.

                                              ELECTRONIC CLEARING HOUSE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                   THREE  MONTHS                      SIX  MONTHS
                                                                  ENDED  MARCH  31,                 ENDED  MARCH  31,
                                                       ---------------------------------------  --------------------------
                                                              2001                 2000             2001          2000
                                                       ------------------  -------------------  ------------  ------------
Revenues:
  Processing revenue. . . . . . . . . . . . . . . . .  $       3,550,000   $        3,732,000   $ 7,138,000   $ 7,367,000
  Transactions revenue. . . . . . . . . . . . . . . .          3,469,000            2,631,000     6,661,000     5,093,000
  Terminal sales. . . . . . . . . . . . . . . . . . .            108,000              161,000       206,000       269,000
  Other revenue . . . . . . . . . . . . . . . . . . .            253,000               50,000       354,000        50,000
                                                       ------------------  -------------------  ------------  ------------

                                                               7,380,000            6,574,000    14,359,000    12,779,000
                                                       ------------------  -------------------  ------------  ------------

Costs and expenses:
  Processing and transactions expense . . . . . . . .          4,496,000            4,530,000     9,113,000     8,891,000
  Cost of terminals sold. . . . . . . . . . . . . . .             96,000              120,000       192,000       215,000
  Other operating costs . . . . . . . . . . . . . . .            933,000              792,000     1,789,000     1,523,000
  Selling, general and administrative expenses. . . .          1,403,000            1,318,000     2,648,000     2,340,000
  Amortization expense - acquisitions . . . . . . . .            102,000              102,000       204,000       154,000
                                                       ------------------  -------------------  ------------  ------------

                                                               7,030,000            6,862,000    13,946,000    13,123,000
                                                       ------------------  -------------------  ------------  ------------

       Income (loss) from operations. . . . . . . . .            350,000             (288,000)      413,000      (344,000)

Interest income . . . . . . . . . . . . . . . . . . .             54,000               91,000       117,000       162,000
Interest expense. . . . . . . . . . . . . . . . . . .            (20,000)             (22,000)      (42,000)      (41,000)
                                                       ------------------  -------------------  ------------  ------------
       Income (loss) before provision for income tax.            384,000             (219,000)      488,000      (223,000)


Provision for income taxes. . . . . . . . . . . . . .           (217,000)                 -0-      (299,000)      (15,000)
                                                       ------------------  -------------------  ------------  ------------

        Net income (loss) . . . . . . . . . . . . . .  $         167,000   $         (219,000)  $   189,000   $  (238,000)
                                                       ==================  ===================  ============  ============


        Earnings (loss) per share - Basic . . . . . .  $            0.01   $            (0.01)  $      0.01   $     (0.01)
                                                       ==================  ===================  ============  ============

        Earnings (loss) per share - Diluted . . . . .  $            0.01   $            (0.01)  $      0.01   $     (0.01)
                                                       ==================  ===================  ============  ============

        Shares used in computing basic
        earnings per share. . . . . . . . . . . . . .         21,724,268           21,458,330    21,727,638    20,710,156
                                                       ==================  ===================  ============  ============

        Shares used in computing diluted
        earnings per share. . . . . . . . . . . . . .         22,499,691           21,458,330    22,518,255    20,710,156
                                                       ==================  ===================  ============  ============

     See  accompanying  notes  to  consolidated  financial  statements.

                                 ELECTRONIC CLEARING HOUSE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                              SIX  MONTHS
                                                                           ENDED  MARCH  31,
                                                                       -------------------------
                                                                          2001          2000
                                                                       -----------  ------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $  189,000   $  (238,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
    Depreciation .  . . . . . . . . . . . . . . . . . . . . . . . . .     178,000       175,000
    Amortization of software and goodwill . . . . . . . . . . . . . .     384,000       248,000
    Provision for losses on accounts and notes receivable . . . . . .     202,000       211,000
    Provision for obsolete inventory  . . . . . . . . . . . . . . . .       7,000           -0-
    Provision for deferred income taxes . . . . . . . . . . . . . . .     240,000         7,000
    Fair value of stock issued in connection with
     directors' compensation  . . . . . . . . . . . . . . . . . . . .         -0-        45,000
  Changes in assets and liabilities, net of effects of acquisitions:
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .      53,000       (51,000)
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .    (145,000)      (79,000)
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (102,000)     (207,000)
    Prepaid expenses and other assets . . . . . . . . . . . . . . . .      (9,000)      (75,000)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .     269,000       (22,000)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .    (207,000)     (216,000)
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . .      (2,000)      541,000
    Other receivable. . . . . . . . . . . . . . . . . . . . . . . . .      (2,000)          -0-
                                                                       -----------  ------------

    Net cash provided by operating activities . . . . . . . . . . . .   1,055,000       339,000
                                                                       -----------  ------------

Cash flows from investing activities:
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .     (29,000)      (76,000)
    Purchase of equipment and software. . . . . . . . . . . . . . . .    (605,000)     (868,000)
    Increase in notes receivable  . . . . . . . . . . . . . . . . . .         -0-    (1,177,000)
    Repayment of notes receivable . . . . . . . . . . . . . . . . . .         -0-       250,000
    Cash acquired through acquisition . . . . . . . . . . . . . . . .         -0-        80,000
                                                                       -----------  ------------

    Net cash used in investing activities . . . . . . . . . . . . . .    (634,000)   (1,791,000)
                                                                       -----------  ------------

Cash flows from financing activities:

    Proceeds from issuance of notes payable . . . . . . . . . . . . .         -0-       400,000
    Repayment of notes payable  . . . . . . . . . . . . . . . . . . .     (86,000)      (62,000)
    Proceeds from common stock warrants exercised . . . . . . . . . .         -0-       140,000
    Proceeds from exercise of stock options . . . . . . . . . . . . .         -0-       124,000
    Repurchase of common stock  . . . . . . . . . . . . . . . . . . .    (115,000)          -0-
                                                                       -----------  ------------

    Net cash (used in) provided by financing activities . . . . . . .    (201,000)      602,000
                                                                       -----------  ------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . .     220,000      (850,000)
Cash and cash equivalents at beginning of period  . . . . . . . . . .   3,941,000     2,900,000
                                                                       -----------  ------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . .  $4,161,000   $ 2,050,000
                                                                       ===========  ============

     See  accompanying  notes  to  consolidated  financial  statements.

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

     The accompanying consolidated financial statements as of March 31, 2001, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The result of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the likely results of operations for the entire fiscal year ending September 30, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

     The Company calculates net earnings (loss) per share as required by SFAS No. 128, "Earnings per Share".

                                           Three months ended           Six months ended
                                               March 31,                   March 31,
                                        -------------------------  -------------------------
                                           2001          2000         2001          2000
                                        -----------  ------------  -----------  ------------
Net income (loss)                       $   167,000  $  (219,000)  $   189,000  $  (238,000)
                                        ===========  ============  ===========  ============

Shares:
 Denominator for basic earnings per
  share - weighted-average shares
  outstanding                            21,724,268   21,458,330    21,727,638   20,710,156

Effect of dilutive securities:
 Employee stock options                     675,423          -0-       690,617          -0-
 Series K Convertible Preferred Stock       100,000          -0-       100,000          -0-
                                        -----------  ------------  -----------  ------------

Dilutive potential common shares            775,423          -0-       790,617          -0-
                                        -----------  ------------  -----------  ------------

Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversions          22,499,691   21,458,330    22,518,255   20,710,156
                                        ===========  ============  ===========  ============

Basic earnings (loss) per share         $      0.01  $     (0.01)  $      0.01  $     (0.01)
Diluted earnings (loss) per share       $      0.01  $     (0.01)  $      0.01  $     (0.01)

Approximately 1,685,000 stock options for the three and six months ended March 31, 2001 and approximately 3,426,000 and 3,533,000 common stock equivalents for the three and six months ended March 31, 2000, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive. However, these common stock equivalents could be dilutive in the future.

NOTE  3  -  NON-CASH  TRANSACTIONS:
-----------------------------------

Significant non-cash transaction for the six months ended March 31, 2001 was as follows:

     - An employee exercised stock options and executed a promissory note to the Company in the amount of $43,000. The note is interest bearing and fully secured by the underlying stock.


Significant non-cash transaction for the six months ended March 31, 2000 were as follows:

     - In connection with the acquisition of Peak Services, a collection division of XPRESSCHEX, Inc. (formerly Magic Software Development, Inc.), the Company issued 20,000 shares of common stock with a market value of $22,000.

     - 1,000,000 shares of common stock value at $3,080,000 were issued for the acquisition of Rocky Mountain Retail Systems, Inc.

     - 70,345 shares of treasury stock were acquired for repayment of a note receivable.

NOTE  4  -  INVENTORY:
----------------------

     The  components  of  inventory  are  as  follows:

                              March 31   September 30
                                 2001        2000
                               --------  ------------

  Raw materials                $ 68,000  $     98,000
  Finished goods                631,000       499,000
                               --------  ------------

                               $699,000  $    597,000
  Less:
   Allowance for obsolescence    10,000         3,000
                               --------  ------------

                               $689,000  $    594,000
                               ========  ============


NOTE  5  -  SEGMENT  INFORMATION:
--------------------------------

     The Company currently operates in three business segments: bankcard and transaction processing, terminal sales and leasing, and check-related products, all of which are located in the United States.

     The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities.

                                Three  Months  Ended       Six  Months  Ended
                                    March  31                 March  31
                               2001         2000          2001          2000
                            -----------  -----------  ------------  ------------
Revenues:
  Bankcard and transaction
   processing               $6,219,000   $5,869,000   $12,278,000   $11,757,000
  Terminal sales               108,000      161,000       206,000       269,000
  Check-related products     1,053,000      544,000     1,875,000       753,000
                            -----------  -----------  ------------  ------------
                            $7,380,000   $6,574,000   $14,359,000   $12,779,000
                            ===========  ===========  ============  ============

Operating income (loss):
  Bankcard and transaction
   processing               $  440,000   $   33,000   $   714,000   $   399,000
  Terminal sales              (110,000)     (95,000)     (197,000)     (175,000)
  Check-related products        20,000     (226,000)     (104,000)     (568,000)
                            -----------  -----------  ------------  ------------
                            $  350,000   $ (288,000)  $   413,000   $  (344,000)
                            ===========  ===========  ============  ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------


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


Three  Months  Ended  March  31,  2001  and  2000
-------------------------------------------------

NET INCOME. Electronic Clearing House, Inc. recorded a net income of $167,000 for the second quarter of fiscal year 2001 as compared to a net loss of $219,000 in the same period last year. Both basic and diluted net income per share was $.01 for the three months ended March 31, 2001, as compared to both basic and diluted loss per share of $.01 for the three months ended March 31, 2000.

REVENUE.   Total revenue for this quarter was $7,380,000, compared to $6,574,000 for  the  same  period  last  year,  an  increase  of  12.3%.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard processing and transaction revenue excluding check-related activities increased 6.0%, from $5,869,000 in the second fiscal quarter 2000 to $6,219,000 for this current fiscal quarter. This increase was the result of a slight increase in bankcard processing volume year-over-year, an increase in U-Haul transaction processing revenue and partially offset by the sale of the innoVentry bankcard processing joint venture in September 2000.

Check-related revenue increased from $544,000 for the three months ended March 31, 2000 to $1,053,000 for the three months ended March 31, 2001, a 93.6% increase. This was mainly attributable to the additional check services being offered to the merchants in the current fiscal year and the continued higher growth experienced in the check-related business segment. For the quarter ended March 31, 2001, the Company's check-related business segment started to generate a positive operating income of $20,000.

The Company has fully integrated the check services, such as check verification, check conversion, check guarantee, and debit and credit card transactions through a Verifone terminal platform. This is one of the first terminal applications available in the market today that includes check conversion and captures check images with a scanner. The new terminals and their applications are being offered to all merchants and all U-Haul dealers and are also being marketed through the Company's various sales channels.

Transaction  revenues  generated  from  one  of  our  major  customers,  U-Haul
International, increased 31.4% over the same period in the prior year as a result of the additional terminal deployment during fiscal year 2000.

Total processing and transaction revenue for this quarter increased 10.3%, from $6,363,000 in fiscal 2000 to $7,019,000 in fiscal 2001.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales for the three months ended March 31, 2001 were $108,000, which represented a 32.9% decrease from $161,000 for the same fiscal quarter last year. This reflects the Company's sales effort in the transaction business and not terminal sales.

Other revenue increased from $50,000 in the second fiscal quarter 2000 to $253,000 in this fiscal quarter as a result of additional billable software development work completed during the current quarter.

In December 2000, the Company signed an agreement with VISA, U.S.A. to participate in a check processing pilot program as a "Third Party Provider". Under the pilot, any one of over 14,000 VISA member banks who choose to participate ("Participating Member") can offer check conversion (converting a paper check to an electronic transaction at the point of sale), check conversion with check verification and/or check conversion with check guarantee to their merchants and utilize VISA's dedicated communications network and banking relationships to clear check activity using direct debits from the check writer's account.

Conversion requests for checks drawn on Participating Members go from VISA directly to the Participating Member bank, which responds based on the check writer's current checking account balance. Conversion requests for checks drawn on other banks go to the Company as the Third Party Provider to conduct check conversion and funds settlement using the Automated Clearing House (ACH) network. ACH-based conversions take advantage of the National Check Information Service (NCIS) verification system, developed and operated by the Companys Rocky Mountain Retail Systems subsidiary, accessing its database of over 12 million negative check writers. Funds settle through the fully automated ACH service developed and operated by XPRESSCHEX, the Company's check processing subsidiary located in Albuquerque, New Mexico.

Several banks have chosen to participant with the Company in the VISA pilot program and the Company is currently finalizing the transaction delivery processes for these early participants with initial release of the service planned for the third quarter of calendar 2001. VISA estimated the new check service annual volume will approach 265,000,000 transactions within five years.


COST  AND  EXPENSES.    Processing-related  expenses,  consisting  of  bankcard
processing expense, transaction and check processing expense, remained relatively unchanged from $4,530,000 in the second fiscal quarter of 2000 to $4,496,000 in the current fiscal quarter, a .8% decrease. This was the result of the 10.3% increase in bankcard processing and transaction revenue combined with the following factors: 1) lower communication costs negotiated with long distance provider; 2) lower processing cost paid to one of the sponsoring banks; and 3) higher gross margin generated from processing and check related products. Overall, gross margins from processing and transaction revenue increased from 28.8% in the second fiscal quarter 2000 to 35.9% in the current fiscal quarter. Since check-related products normally yield a higher gross margin than the bankcard processing activities, as the Company's check-related revenue continues to grow, the gross margins should continue to improve accordingly.

Cost of terminals sold decreased from $120,000 for the quarter ended March 31, 2000 to $96,000 in the current fiscal quarter. This was reflective of the lower terminal sales.

Other operating costs increased from $792,000 in the second fiscal quarter 2000 to $933,000 in this fiscal quarter, a 17.8% increase. This increase was mainly attributable to the increased operating expenses related to the 12.3% revenue growth and the continuous investment made by the Company as it completes the development of check products.

Selling and general and administrative expenses for the current fiscal quarter increased 6.4%, from $1,318,000 in the second fiscal quarter 2000 to $1,403,000 in second fiscal quarter 2001. This increase is directly attributable to the additional infrastructure costs to support the growth of the Company. As a percentage of total revenue, selling, general and administrative expenses decreased from 20.0% in the second fiscal quarter 2000 to 19.0% for the current quarter.

In April 2001, the Company decided to withdraw its bank application with the Office of the Controller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The Company had filed the application in December 1999 to charter a national bank to provide merchants with electronic payment services. The decision to withdraw the application was made for several reasons. One of the main reasons was the uncertainty of the market condition and the Company's current stock value. The Company felt that finalizing the application, which would initiate the bank's funding deadlines, would be difficult to accomplish under the current market environment. Several other banking options have been presented to the Company since filing the application that may provide similar benefits and deserve further evaluation by the Company.

Six  Months  Ended  March  31,  2001  and  2000
-----------------------------------------------

NET  INCOME.   Electronic Clearing House, Inc. recorded a net income of $189,000 for the six months period ended March 31, 2001, compared to a net loss of $238,000 for the same period last year. Both basic and diluted net income was $.01 per share for the six months ended March 31, 2001 versus basic and diluted net loss of $.01 per share for the same period last year.

REVENUE. Revenue for the six months of fiscal 2001 was $14,359,000, compared to $12,779,000 for the same period last year, an increase of 12.4%. Bankcard and transaction processing revenue was $13,799,000 for the six months ended March 31, 2001 as compared to $12,460,000 for the same period last year, a 10.7% increase. Check-related revenue increased from $753,000 for the six months ended March 31, 2000 to $1,875,000 for the six months ended March 31, 2001, an increase of 149.0%. Terminal sales for the six months ended March 31, 2001 was $206,000 as compared to $269,000 for the same six month period ended March 31, 2000, a decrease of 23.4%.

COST AND EXPENSES. Processing and transaction expenses increased 2.5% for the six months ended March 31, 2001 as compared to the same six months period last year. This is directly attributable to the 10.7% increase in processing and transaction revenue for the same six months period and the reduction in certain processing expenses. As a result, gross margin on processing and transaction activities has improved from 28.6% for the six months ended March 31, 2000 to 34.0% for the same six months period this year. This gross margin improvement was mainly attributable to the increase of the check services revenue, which typically yields a higher gross margin as compared to the bankcard processing revenue.

Cost of terminals sold decreased 10.7% for the six months ended March 31, 2001 as compared to the same six months period last year. This was in direct relation to the 23.4% decrease in terminal sales revenue.

Other operating costs increased 17.5% for the six months ended March 31, 2001, as compared to the same six months period last year. This was attributable to the 12.4% increase in total revenue and the continued investment made by the Company to complete all the check product development work.

Selling, general and administrative expenses increased 13.2% for the six months ended March 31, 2001, as compared to the same six months last year. This was due to of the additional infrastructure cost to support the 12.4% revenue growth year-over-year.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2001, the Company had available cash of $4,161,000, restricted cash of $964,000 in reserve with its primary processing banks and a working capital of $6,222,000.

Accounts receivable net of allowance for doubtful accounts decreased from $1,911,000 at September 30, 2000 to $1,854,000 at March 31, 2001. Inventory
costs increased slightly, from $594,000 at September 30, 2000 to $689,000 at March 31, 2001.

Net cash provided by operating activities increased from $339,000 for the prior year six months ended March 31, 2000 to $1,055,000 for the six months ended March 31, 2001.

In the six months ended March 31, 2001, the Company used $605,000 for the purchase of equipment and capitalized software costs. Total net cash used in investing activities was $634,000 for the six months ended March 31, 2001, as compared to $1,791,000 for the six months ended March 31, 2000.

In March 2001, the Company's Board of Directors authorized up to 1,000,000 shares of stock to be repurchased in open market transactions at market and as business conditions warrant. The stock repurchase program is effective through September 15, 2001. Accordingly, the Company used $115,000 for the repurchase of common stock for the six months ended March 31, 2001. Total net cash used in financing activities was $201,000 for the six months ended March 31, 2001, as compared to $602,000 of net cash provided by financing activities for the six months ended March 31, 2000.

At the present, the Company's cash positions and its flows from operations are sufficient to effect the stock repurchase program as conditions warrant and to support the current level of development costs and marketing costs to fully deploy the new check services to the merchant market.

PART  II.  OTHER  INFORMATION

Item  5.  Other  Information
          ------------------

On April 10, 2001, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination which stays any delisting action. The Company has been notified that its request and proposed compliance plan will be considered at a hearing by written submission. This hearing will be held on May 31, 2001. Management remains optimistic about the outcome of this hearing, however, there can be no assurance of a successful appeal.


Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

Date  of  Filing          Item  Reported
----------------          --------------

March  15,  2001          Board  of Directors' authorization to repurchase up to
                          1,000,000 shares of the corporation's outstanding common stock.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       ELECTRONIC  CLEARING  HOUSE,  INC.
                       ----------------------------------
                                  (Registrant)



Date:  May  10,  2001                        By:  \s\  Alice  Cheung
                                                  ------------------
                                                  Alice  Cheung, Treasurer and
                                                  Chief  Financial  Officer