Form 10-Q
period 2001-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2001-08-13
CIK 721773

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK  ONE)
 X     Quarterly  report  pursuant  to  Section  13  or  15(D) of The Securities
---    Exchange  Act  Of  1934


For the period ended June 30, 2001

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

                         Yes  X                    No
                             ---                      ---


     As of July 30, 2001, there were 21,633,654 shares of the Registrant's Common Stock outstanding.

================================================================================

                        ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----

                                                                        Page No.
                                                                       ---------


                      PART  I.  FINANCIAL  INFORMATION

Item  1.    CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


               Consolidated  Balance  Sheets                                3
                 June  30,  2001  and  September  30,  2000

               Consolidated  Statements  of  Operations                     4
                 Three  months  and  nine  months  ended
                 June  30,  2001  and  2000

               Consolidated  Statements  of  Cash  Flows                    5
                 Nine  months  ended  June  30,  2001  and  2000

               Notes  to  Consolidated  Financial  Statements               6

Item  2.    Management's Discussion and Analysis of                         9
               Financial  Condition  and  Results  of
               Operations


                      PART  II.  OTHER  INFORMATION

Item  6.    Exhibits  and  Reports on Form 8-K                             13

               Signatures                                                  14

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS
          -----------------------------------

                                 ELECTRONIC CLEARING HOUSE, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                              ASSETS


                                                                               JUNE 30,     SEPTEMBER 30,
                                                                                 2001           2000
                                                                             ------------  ---------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,390,000   $    3,941,000
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,318,000        1,017,000
  Accounts receivable less allowance of $567,000 and $380,000 . . . . . . .    2,367,000        1,911,000
  Inventory less allowance of $15,000 and $3,000. . . . . . . . . . . . . .      595,000          594,000
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      162,000          132,000
  Note receivable from related party. . . . . . . . . . . . . . . . . . . .       43,000              -0-
                                                                             ------------  ---------------

      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .    7,875,000        7,595,000

Noncurrent assets:
  Long term receivables . . . . . . . . . . . . . . . . . . . . . . . . . .       25,000           19,000
  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .    3,277,000        2,949,000
  Real estate held for investment . . . . . . . . . . . . . . . . . . . . .      252,000          252,000
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . .      768,000        1,214,000
  Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      753,000          411,000
  Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,502,000        4,573,000
                                                                             ------------  ---------------

  Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,452,000   $   17,013,000
                                                                             ============  ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short_term borrowings and current portion of long_term debt . . . . . . .  $   179,000   $      177,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      558,000          290,000
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,002,000        1,046,000
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,000           53,000
                                                                             ------------  ---------------

      Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    1,792,000        1,566,000

Long_term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      635,000          767,000
                                                                             ------------  ---------------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    2,427,000        2,333,000
                                                                             ------------  ---------------


Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
   Series "K", 25,000 and 25,000 shares issued and outstanding                         -                -
  Common stock, $.01 par value, 36,000,000 authorized:
   21,790,646 and 21,888,036 shares issued; 21,633,654 and
   21,730,934 shares outstanding. . . . . . . . . . . . . . . . . . . . . .      218,000          219,000
  Additional paid_in capital. . . . . . . . . . . . . . . . . . . . . . . .   20,349,000       20,474,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,073,000)      (5,544,000)
  Less treasury stock at cost, 156,992 and 157,102 common shares. . . . . .     (469,000)        (469,000)
                                                                             ------------  ---------------

   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   15,025,000       14,680,000
                                                                             ------------  ---------------

   Total liabilities and stockholders' equity . . . . . . . . . . . . . . .  $17,452,000   $   17,013,000
                                                                             ============  ===============

          See accompanying notes to consolidated financial statements.

                                    ELECTRONIC CLEARING HOUSE, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                       THREE  MONTHS              NINE  MONTHS
                                                      ENDED  JUNE  30,           ENDED  JUNE  30,
                                                --------------------------  --------------------------
                                                     2001         2000          2001         2000
                                                ------------  ------------  ------------  ------------
 Revenues:
  Processing revenue . . . . . . . . . . . . .  $ 3,783,000   $ 3,808,000   $10,921,000   $11,175,000

  Transaction revenue. . . . . . . . . . . . .    3,753,000     2,714,000    10,414,000     7,807,000

  Terminal sales . . . . . . . . . . . . . . .      183,000     1,415,000       389,000     1,684,000

  Other revenue. . . . . . . . . . . . . . . .       39,000        85,000       393,000       135,000
                                                ------------  ------------  ------------  ------------
                                                  7,758,000     8,022,000    22,117,000    20,801,000
                                                ------------  ------------  ------------  ------------

 Costs and expenses:
  Processing and transaction expense . . . . .    4,961,000     4,637,000    14,074,000    13,528,000

  Cost of terminals sold . . . . . . . . . . .      153,000     1,009,000       345,000     1,224,000
  Other operating costs. . . . . . . . . . . .      901,000       833,000     2,690,000     2,356,000

  Selling, general and administrative expenses    1,434,000     1,142,000     4,082,000     3,482,000
  Amortization expense - acquisitions. . . . .      106,000       102,000       310,000       256,000
                                                ------------  ------------  ------------  ------------


                                                  7,555,000     7,723,000    21,501,000    20,846,000
                                                ------------  ------------  ------------  ------------

       Income (loss) from operations . . . . .      203,000       299,000       616,000       (45,000)

 Interest income . . . . . . . . . . . . . . .       36,000        68,000       153,000       230,000

 Interest expense. . . . . . . . . . . . . . .      (18,000)      (23,000)      (60,000)      (64,000)
     Gain on sale of asset . . . . . . . . . .      350,000           -0-       350,000           -0-
                                                ------------  ------------  ------------  ------------


     Income before provision for income tax. .      571,000       344,000     1,059,000       121,000


 Provision for income taxes. . . . . . . . . .     (289,000)      (23,000)     (588,000)      (38,000)
                                                ------------  ------------  ------------  ------------

        Net income . . . . . . . . . . . . . .  $   282,000   $   321,000   $   471,000   $    83,000
                                                ============  ============  ============  ============


        Earnings per share - Basic . . . . . .  $      0.01   $      0.01   $      0.02   $      0.00
                                                ============  ============  ============  ============

        Earnings per share - Diluted . . . . .  $      0.01   $      0.01   $      0.02   $      0.00
                                                ============  ============  ============  ============

        Shares used in computing basic
         earnings per share. . . . . . . . . .   21,625,373    21,433,623    21,708,205    20,884,224
                                                ============  ============  ============  ============

        Shares used in computing diluted
         earnings per share. . . . . . . . . .   22,373,396    23,660,559    22,484,357    23,289,674
                                                ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                                ELECTRONIC CLEARING HOUSE, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                          NINE  MONTHS
                                                                         ENDED  JUNE  30,
                                                                    --------------------------
                                                                        2001          2000
                                                                    ------------  ------------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   471,000   $    83,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .      305,000       276,000
   Amortization of software and goodwill . . . . . . . . . . . . .      603,000       401,000
   Provisions for losses on accounts and notes receivable. . . . .      255,000       224,000
   Provision for obsolete inventory. . . . . . . . . . . . . . . .       12,000           -0-
   Provision for deferred income taxes . . . . . . . . . . . . . .      446,000        28,000
   Fair value of stock issued in connection with
    directors' compensation. . . . . . . . . . . . . . . . . . . .       45,000        45,000
Changes in assets and liabilities, net of effects of acquisitions:
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . . .     (301,000)     (120,000)
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (711,000)     (533,000)
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,000)     (201,000)
   Prepaid expenses and other current assets . . . . . . . . . . .      (30,000)      (45,000)
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      268,000       171,000
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .      (44,000)      (96,000)
   Deferred income . . . . . . . . . . . . . . . . . . . . . . . .          -0-       154,000
   Other receivable. . . . . . . . . . . . . . . . . . . . . . . .       (6,000)          -0-
                                                                    ------------  ------------

  Net cash provided by operating activities. . . . . . . . . . . .    1,300,000       387,000
                                                                    ------------  ------------

Cash flows from investing activities:
   Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .     (413,000)     (139,000)
   Purchase of equipment and software. . . . . . . . . . . . . . .     (839,000)   (1,078,000)
   Increase in notes receivable. . . . . . . . . . . . . . . . . .          -0-    (1,223,000)
   Repayment of notes receivable . . . . . . . . . . . . . . . . .          -0-       850,000
   Cash acquired through acquisition . . . . . . . . . . . . . . .          -0-        80,000
   Cash used for acquisition . . . . . . . . . . . . . . . . . . .     (169,000)          -0-
                                                                    ------------  ------------

  Net cash used in investing activities. . . . . . . . . . . . . .   (1,421,000)   (1,510,000)

Cash flows from financing activities:
   Proceeds from issuance of notes payable . . . . . . . . . . . .          -0-       400,000
   Repayment of notes payable. . . . . . . . . . . . . . . . . . .     (130,000)     (161,000)
   Proceeds from common stock warrants exercised . . . . . . . . .          -0-       140,000
   Proceeds from exercise of stock options . . . . . . . . . . . .          -0-       126,000
   Repurchase of stock . . . . . . . . . . . . . . . . . . . . . .     (300,000)          -0-
                                                                    ------------  ------------

  Net cash (used in) provided by financing activities. . . . . . .     (430,000)      505,000

Net decrease in cash . . . . . . . . . . . . . . . . . . . . . . .     (551,000)     (618,000)
Cash and cash equivalents at beginning of period . . . . . . . . .    3,941,000     2,900,000
                                                                    ------------  ------------

Cash and cash equivalents at end of period . . . . . . . . . . . .  $ 3,390,000   $ 2,282,000
                                                                    ============  ============

     See  accompanying  notes  to  consolidated  financial  statements.

                         ELECTRONIC CLEARING HOUSE, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)



NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

     The accompanying consolidated financial statements as of June 30, 2001, and for the three and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2001.

NOTE  2  -  EARNINGS  PER  SHARE:
---------------------------------

     The Company calculates net earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                              Three months ended June 30,     Nine months ended June 30,
                                                2001            2000            2001           2000
                                            -------------  ---------------  ------------  ---------------

Net income . . . . . . . . . . . . . . . .  $     282,000  $       321,000  $    471,000  $        83,000
                                            =============  ===============  ============  ===============

Shares:
Denominator for basic earnings per
  share - weighted-average shares
  outstanding. . . . . . . . . . . . . . .     21,625,373       21,433,623    21,708,205       20,884,224

Effect of dilutive securities:
  Employee stock options . . . . . . . . .        499,344        2,126,936       626,592        2,233,041
  Series K & L Convertible Preferred Stock        100,000          100,000       100,000          172,409
  Performance shares . . . . . . . . . . .        148,679              -0-        49,560              -0-
                                            -------------  ---------------  ------------  ---------------

Dilutive potential common shares . . . . .        748,023        2,226,936       776,152        2,405,450
                                            =============  ===============  ============  ===============

Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions . . . . .     22,373,396       23,660,559    22,484,357       23,289,674
                                            =============  ===============  ============  ===============
              Basic earnings per share . .  $        0.01  $          0.01  $       0.02  $          0.00
                                            =============  ===============  ============  ===============

Diluted earnings per share . . . . . . . .  $        0.01  $          0.01  $       0.02  $          0.00
                                            =============  ===============  ============  ===============


Approximately 1,475,000 and 1,375,000 stock options for the three and nine months ended June 30, 2001, respectively and approximately 200,000 and 20,000 common stock equivalents for the three and nine months ended June 30, 2000, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive. However, these common stock equivalents could be dilutive in the future.

NOTE  3  -  NON-CASH  TRANSACTIONS:
-----------------------------------

Significant non-cash transactions for the nine months ended June 30, 2001 were as follows:

     - An employee exercised stock options and executed a promissory note to the Company in the amount of $42,000. The note is fully collateralized by the underlying stock.

     - 84,667 shares of common stock valued at $86,250 were issued for the purchase of certain National Check Network, Inc. assets.

Significant non-cash transactions for the nine months ended June 30, 2000 were as follows:

     - In connection with the acquisition of Peak Services, a collection division of XpressCheX, Inc., formerly Magic Software Development, Inc., the Company issued 20,000 shares of common stock with a market value of $22,000.

     - 1,000,000 shares of common stock valued at $3,080,000 were issued for the acquisition of Rocky Mountain Retail Systems, Inc.

     - 70,345 shares of treasury stock were acquired for repayment of a note receivable.


NOTE  4  -  INVENTORY:
----------------------

     The components of inventory are as follows:


                                       June 30,      September 30,
                                         2001            2000
                                    --------------  --------------

       Raw materials                $       62,000  $       98,000
       Finished goods                      548,000         499,000
                                    --------------  --------------

                                    $      610,000  $      597,000
       Less:
        Allowance for obsolescence          15,000           3,000
                                    --------------  --------------

                                    $      595,000  $      594,000
                                    ==============  ==============

NOTE  5  -  SEGMENT  INFORMATION:
--------------------------------

     The Company currently operates in three business segments: bankcard and transaction processing, terminal sales and leasing, and check-related products, all of which are located in the United States of America.

     The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities.



                               Three Months Ended         Nine Months Ended
                                   June  30,                   June  30,
                               2001         2000          2001          2000
                            -----------  -----------  ------------  ------------
Revenues:
  Bankcard and transaction
   processing               $6,368,000   $6,078,000   $18,644,000   $17,878,000
  Terminal sales               183,000    1,415,000       389,000     1,684,000
  Check-related products     1,207,000      529,000     3,084,000     1,239,000
                            -----------  -----------  ------------  ------------
                            $7,758,000   $8,022,000   $22,117,000   $20,801,000
                            ===========  ===========  ============  ============


Operating income (loss):
  Bankcard and transaction
   processing               $  433,000   $  220,000   $ 1,150,000   $   617,000
  Terminal sales               (88,000)     316,000      (291,000)      148,000
  Check-related products      (142,000)    (237,000)     (243,000)     (810,000)
                            -----------  -----------  ------------  ------------
                            $  203,000   $  299,000   $   616,000   $   (45,000)
                            ===========  ===========  ============  ============

NOTE  6  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the impact SFAS 142 will have on its financial statements.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          ------------------------------------------------------
          CONDITION  AND  RESULTS  OF  OPERATIONS
          ---------------------------------------


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


Three Months Ended June 30, 2001 and 2000
-----------------------------------------

NET INCOME. Electronic Clearing House, Inc. recorded a net income of $282,000 for the third quarter of fiscal year 2001 as compared to a net income of $321,000 in the same period last year, a decrease of 12.1%. Income before provision for income tax for the third quarter of fiscal year 2001 was $571,000 versus $344,000 for the same period last year, an increase of 66.0%. Both basic and diluted earnings per share were $.01 for the three months ended June 30, 2001, as compared to both basic and diluted earnings per share of $.01 for the three months ended June 30, 2000.

REVENUE.   Total revenue for this quarter was $7,758,000, compared to $8,022,000 for  the  same  period  last  year,  a  decrease  of  3.3%.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard processing and transaction revenue, excluding check-related activities, increased 4.8%, from $6,078,000 in third fiscal quarter 2000 to $6,368,000 for this fiscal quarter. This increase was the result of a 6.0% increase in bankcard processing volume year-over-year, a 13.4% increase in U-Haul transaction processing revenue and partially offset by the reduction in processing revenue from the innoVentry bankcard processing joint venture, which was terminated in September 2000.

Check-related revenues increased from $529,000 for the three months ended June 30, 2000 to $1,207,000 for the three months ended June 30, 2001, a 128.2%
increase. This was mainly attributable to the additional check services being offered to the merchants in the current fiscal year and the continued higher growth experienced in the check-related business segment.

The Company has fully integrated the check services, such as check verification, check conversion, check guarantee, check re-presentment, and debit and credit card transactions through a Verifone terminal platform. This is one of the first terminal applications available in the market today that includes check conversion and captures check images with a scanner. The new terminals and their applications are being offered to all existing merchants and all U-Haul dealers. The Company is also marketing these check services through various sales channels. U-Haul has recently awarded the Company a bid for the U-Haul Check Fee Saver Program for its independent dealers who participate in the U-Haul Preferred Dealer Program. U-Haul had previously awarded the Company a bid to offer credit card processing to its independent dealers.

Transaction revenues generated from one of the Company's major customers, U-Haul International, increased 13.4% for this fiscal quarter as compared to the same period last year as a result of the additional dealers being added over the prior year.

Total processing and transaction revenue for this fiscal quarter increased 15.5%, from $6,522,000 in fiscal 2000 to $7,536,000 in fiscal 2001.

Revenue related to terminal sales is recognized when the equipment is shipped. Terminal sales and lease revenue for the three months ended June 30, 2001 was $183,000, which represented an 87.1% decrease from $1,415,000 for the same fiscal quarter last year. This decrease was primarily due to the delivery of approximately 3,100 terminals to U-Haul during the prior year fiscal quarter.

Other revenue decreased from $85,000 in the third fiscal quarter 2000 to $39,000 in this fiscal quarter due to less billable software development work completed during the current quarter.

In June 2001, the Company sold a merchant list to a financial institution for cash proceeds of $350,000.

In December 2000, the Company signed an agreement with Visa, U.S.A. to participate in a point-of-sale (POS) check processing pilot program as a "Third-Party, Acquiring Processor". Under the pilot, any one of over 14,000 Visa member banks who choose to participate ("Participating Member") can offer check conversion (converting a paper check to an electronic transaction at the point of sale), check conversion with check verification and/or check conversion with check guarantee to their merchants and utilize Visa's dedicated communications network and banking relationships to clear check activity using direct debits from the check-writer's account.

Under the terms of the agreement, checks from financial institutions that have chosen the Company as their third-party processor will be routed to the Company's ACH processing system and the National Check Network (NCN) database, which will provide the critical infrastructure to enable electronic conversion, verification and guarantee of such checks. Starting in July 2001, several major financial institutions that have chosen the Company as their third-party processor will initiate their participation in the pilot program for Visa's POS Check Service.

The POS Check Service represents a major new initiative by Visa to enable merchants to receive direct online authorization for checks written against consumer demand deposit accounts, similar to the authorizations provided for credit and debit card transactions. A merchant will be able to convert a paper check automatically to an electronic transaction and will have the option of either verifying availability of funds or guaranteeing payment on the check. Once authorization is obtained, the customer is required to sign a separate sales receipt authorizing the conversion of the check transaction to an electronic transaction. The merchant then voids the paper check and returns it to the customer along with his or her signed sales receipt.

Visa's processing system, VisaNet, currently processes transactions for about 5 million U.S. merchants and has access to 90 percent of the demand deposit accounts in the country. In the case of checks written on an account at a financial institution participating in the POS Check Service pilot, the check will be authorized directly by that bank. However, for financial institutions that have chosen the Company as their third-party processor and where the check is written on an account at a non-participating bank, the check will be verified against 48 million known checking accounts stored in the Company's NCN database.

COST AND EXPENSES. Bankcard processing expenses should always reflect the changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased from $4,637,000 in the third fiscal quarter of 2000 to $4,961,000 in the current fiscal quarter, a 7.0% increase. This was directly related to the 15.5% increase in processing and transaction revenues for the current fiscal quarter as compared to the same period prior year.

Gross margin from processing and transaction processing increased from 28.9% in the third fiscal quarter last year to 34.2% in this fiscal quarter. The primary reasons for this improved gross margin are due to lower processing costs paid to one of the primary sponsoring banks and lower chargeback losses from bankcard processing in this quarter. Additionally, as the Company's revenue growth from check-related activities continues to outpace the growth from bankcard processing activities, gross margin should continue to improve accordingly.

Cost of terminals sold and leased decreased from $1,009,000 in the third quarter of fiscal year 2000 to $153,000 in the current fiscal quarter, a decrease of 84.8%. This is directly attributable to the 3,100 terminals delivered to U-Haul during the prior year quarter as reflected by an 87.1% decrease in terminal sales and lease revenue for the same three-month period.

Other operating costs increased from $833,000 in the third fiscal quarter 2000 to $901,000 in this fiscal quarter, an 8.2% increase. This increase was mainly attributable to the continuous investment made by the Company as it completes the development of its various suites of check products and the supporting infrastructure costs related to the Visa POS check pilot program.

Selling, and general and administrative expenses increased from $1,142,000 in the third fiscal quarter 2000 to $1,434,000 in the third fiscal quarter 2001, an increase of 25.6%. This increase is attributable to the additional personnel costs required to support the growth and management of the various check services and the rollout of MerchantAmerica.com, an Internet website designed to promote the products and services of the Company and to support merchant reporting functions. Additionally, the Company has incurred higher legal expenses in defending two lawsuits filed against the Company, as disclosed in the previous filings. As a percentage of total revenue, selling, general and administrative expenses increased from 14.2% in the third quarter 2000 to 18.5% in the third quarter 2001.

Nine  Months  Ended  June  30,  2001  and  2000
-----------------------------------------------

REVENUE. Electronic Clearing House, Inc. recorded a net income of $471,000 for the nine-month period ended June 30, 2001, compared to a net income of $83,000 for the same period last year. Net income before provision for income tax was $1,059,000 for the nine-month period ended June 30, 2001 versus $121,000 for the same period last year, an increase of 775.2%. Both basic and diluted earnings per share were $.02 for the nine months ended June 30, 2001 versus basic and diluted earnings per share of nil for the same nine-month period last year.

Revenue for the nine months of fiscal 2001 was $22,117,000, compared to $20,801,000 for the same period last year, an increase of 6.3%. Processing and transaction revenue was $21,335,000 for the nine months ended June 30, 2001 as compared to $18,982,000 for the same period last year, an increase of 12.4%. Check-related revenue increased from $1,239,000 for the nine months ended June 30, 2000 to $3,084,000 for the nine months ended June 30, 2001, an increase of 148.9%. Terminal sales and lease revenue for the nine months ended June 30, 2001 was $389,000 as compared to $1,684,000 for the same nine-month period ended June 30, 2000, a decrease of 76.9%. This is reflective of 3,100 U-Haul terminals delivered during the prior year nine-month period.

COST AND EXPENSES. Processing and transaction expenses increased 4.1% for the nine months ended June 30, 2001 as compared to the same nine-month period last year. This is directly attributable to the 12.4% increase in processing and transaction revenue for the same nine-month period and the reduction in certain processing expenses. As a result, gross margin on processing and transaction activities has improved from 28.7% for the nine-month period ended June 30, 2000 to 34.0% for the nine-month period ended June 30, 2001.

Cost of terminals sold and leased decreased 71.8% for the nine-month period ended June 30, 2001 as compared to the same nine-month period last year. This was in direct relation to the 76.9% decrease in terminal sales and lease revenue.

Other operating costs increased 14.2% for the nine-month period ended June 30, 2001 as compared to the same nine-month period in the prior year. This was attributable to the 6.3% increase in total revenue and the continued investment made by the Company to complete the development of the various suites of check products. The Company also incurred additional operating expenses in order to support the Visa POS check pilot program that is currently underway.

Selling, general and administrative expenses increased 17.2% for the nine months ended June 30, 2001, as compared to the same nine-month period last year. This is due to the additional infrastructure cost to support the 6.3% revenue growth year-over-year, the management of the check services being offered to the merchants, the development and marketing costs of MerchantAmerica.com and higher legal fees.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2001, the Company had available cash of $3,390,000, restricted cash of $1,318,000 in reserve with its primary processing banks and a working capital of $6,083,000.

Accounts receivable net of allowance for doubtful accounts increased from $1,911,000 at September 30, 2000 to $2,367,000 at June 30, 2001. This increase was mainly attributable to the sale of the merchant list, which was paid in July 2001. Inventory costs remained unchanged at $595,000 at June 30, 2001 as compared to $594,000 at September 30, 2000.

Net cash provided by operating activities increased from $387,000 for the prior year nine months ended June 30, 2000 to $1,300,000 for the nine-month period ended June 30, 2001.

In the nine months ended June 30, 2001, the Company used $839,000 for the purchase of equipment and capitalized software costs. In April 2001, the Company used $368,000 as a down payment toward the purchase of certain computer software in its effort to replace its legacy credit card processing systems. The software license cost approximately $1,116,000. The installment payments of this software license will be made upon the completion of certain pre-determined phases over the next 8 to 12-month period. The total software and hardware purchase cost will be financed through a leasing arrangement. The Company is currently finalizing the terms with a potential lessor.

In May 2001, the Company used $169,000 for the acquisition of certain National Check Network assets. Total net cash used in investing activities was $1,510,000 for the nine months ended June 30, 2000 as compared to $1,421,000 for the nine months ended June 30, 2001.

In March 2001, the Company's Board of Directors authorized up to 1,000,000 shares of the Company's common stock to be repurchased in open market transactions at market and as business conditions warrant. The stock repurchase program is effective through September 30, 2001. Accordingly, the Company used $300,000 for the repurchase of common stock during the nine months ended June 30, 2001. Overall, the total net cash used in financing activities was $430,000 for the nine-month period ending June 30, 2001, as compared to a $505,000 of net cash provided by financing activities for the nine months ended June 30, 2000.

At the present, the Company's cash position and its cash flows from operations are sufficient to support the current level of developments costs and to adequately support and become a primary "Third-Party Processor" for the Visa POS check pilot program which is currently in progress.

PART  II. OTHER  INFORMATION

Item  5.  Other  Information
          ------------------

On July 16, 2001, the Company received notification from the Nasdaq Listing Qualifications Panel that the Company's common stock will continue to be listed on the Nasdaq SmallCap Market via an exception from the minimum bid price requirement.

While the Company did not meet this requirement as of January 5, 2001, the Company has been granted temporary exception from this standard, subject to the Company meeting the following conditions: 1) on or before August 3, 2001, the Company is required to file a proxy statement with the Securities and Exchange Commission and Nasdaq, evidencing its intent to seek shareholder approval for a reverse stock split, and 2) on or before September 17, 2001, the Company is required to demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so.

Effective with the opening of business on July 18, 2001, and for the duration of the exception period, the Company's trading symbol was changed from "ECHO" to "ECHOC". In the event that the Company is deemed to have met the conditions of the exception and all other criteria necessary for continued listing, it shall continue to be listed on the Nasdaq SmallCap Market and the "C" shall be dropped from the trading symbol at that time.

The Board of Directors has approved a one-for-four reverse stock split, subject to shareholder approval, that the Company believes will resolve the bid price deficiency. The Company intends to seek shareholder approval at a special meeting of shareholders to be held on September 7, 2001.



Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

The following report on Form 8-K was filed during the quarter ended June 30, 2001:

Date  of  Filing         Item  Reported
----------------         --------------

April  17, 2001          On  April 10, 2001, the Company received a Nasdaq Staff
                         Determination indicating that the Company fails to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. The
                         Company has requested a hearing before a Nasdaq Listing
                         Qualifications  Panel  to  review  the  Nasdaq  Staff
                         Determination  which  stays  any  delisting  action.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ELECTRONIC  CLEARING  HOUSE,  INC.
                                         ------------------------------------
                                                    (Registrant)



Date: August 10, 2001                    By:  /s/ Alice  Cheung
                                             --------------------------------
                                                  Alice Cheung, Treasurer and
                                                  Chief Financial Officer