Form 10-K
period 2001-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2001-12-26
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------


  X            Annual  Report  Pursuant to Section 13 OR 15(d) of the Securities
 ---           Exchange  Act  of  1934  for the fiscal year ended Sept. 30, 2001

               Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
 ---           Securities  Exchange  Act  of  1934

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

              Registrant's telephone number, including area code:
                   (818) 706-8999, fax number: (818) 707-9354

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      TITLE OF EACH CLASS                              ON WHICH REGISTERED
      -------------------                             ---------------------
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
Yes  X     No
    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 10, 2001 as reported on the NASDAQ National Market, was approximately $15,347,862. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of   December 10, 2001, Registrant had outstanding 5,769,873 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                          None

                         ELECTRONIC CLEARING HOUSE, INC.
                          2000 FORM 10-K ANNUAL REPORT
                          ----------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.                                                                 Page
-------                                                                 ----
Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    14
Item 4.    Submission of Matters to a Vote of Security Holders . . . .    15

PART II
-------

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Security Matters. . . . . . . . . . . . . . . .    16
Item 6.    Selected Consolidated Financial Data. . . . . . . . . . . .    17
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .    18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.    25
Item 8.    Financial Statements and Supplemental Data. . . . . . . . .    25
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures. . . . . . . . . . . .    25

PART III
--------

Item 10.    Directors and Executive Officers of the Registrant . . . .    26
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . .    29
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . .    31
Item 13.    Certain Relationships and Related Transactions . . . . . .    33

PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .    34

                                     PART 1
ITEM 1.  BUSINESS

GENERAL

Electronic Clearing House, Inc., ("ECHO" or the "Company") derives its primary income from being an electronic payments and transaction processor for over 60,000 merchants nationally. In support of its processing services, ECHO maintains the status of a third-party processor with both Visa and MasterCard for credit card processing and a licensed collection agency in 48 states. ECHO also operates the National Check Network ("NCN"), a negative database of over 15 million check writer records accumulated and maintained through ECHO's association with over 260 collection agencies. ECHO maintains a terminal management subsidiary and a leasing subsidiary to support the equipment needs of its base of merchants.

Electronic  Payment  Processing
ECHO processes electronic payments in the form of: Visa, MasterCard, Discover, American Express, Carte Blanche, and Diners credit cards; Star/Honor, Interlink, Maestro and Pulse debit cards; checks that are processed using electronic check conversion equipment at a merchant's point of sale; paper checks that are represented for payment electronically; and paper and/or electronic checks that are guaranteed by ECHO.

Transaction  Processing
ECHO's NCN service is recognized as the sixth largest provider of check verification services in the nation. ECHO also processes inventory, credit card, and/or check transactions for over 15,000 U-Haul dealers, under a contract with U-Haul International, to track the utilization of U-Haul dealer inventory and payment activity. ECHO's U-Haul system calculates dealer compensation, distributes all rental information hourly to the point of final destination and summarizes all dealer activity to U-Haul corporate on a daily basis.

Equipment  and  Leasing  Services
ECHO provides point-of-sale ("POS") software and hardware management services. ECHO also operates and provides a POS depot replacement and repair service to its merchants on a national basis. If the merchant's software program in the POS terminal malfunctions or fails, ECHO will coordinate a download of a new program immediately through its 24/7/365 Customer Service facility. If the merchant's POS equipment fails, ECHO will send a loaner piece of equipment, via overnight mail, and either replace or repair the faulty unit. If a merchant chooses to lease their POS equipment, ECHO also provides leasing terms that are very attractive in comparison to the market.

Connectivity  to  ECHO
ECHO has developed and maintains a variety of methods through which a merchant may gain access to the services of the Company. For the larger users, a mainframe-to-mainframe connection can be established. For smaller users, several options are possible: a PC over the internet, using various types of POS terminals, using a fax machine and using either a cellular or a touch-tone telephone (see "Point-of-Interaction").

The Company currently operates four wholly-owned active subsidiaries, to coordinate its business activities.

1) MERCHANTAMERICA ("MA") (The corporate name as of September 2001, was National Credit Card Reserve Corporation and plans are underway to change it to MERCHANTAMERICA. For clarity purposes, the name MERCHANTAMERICA or MA will be used). MERCHANTAMERICA is ECHO's retail provider of processing services to both the merchant and bank markets. MERCHANTAMERICA operates the primary corporate data center and a 24/7/365 customer service center located in Agoura Hills, California, relating to transaction processing services which include electronic credit card and debit card authorizations, electronic fund transfers, inventory tracking, electronic deposits utilizing the Automated Clearing House ("ACH") for merchants, banks and other customers. Additionally, MA manages and develops Internet software and related communication networks that are involved in providing transaction processing services. MERCHANTAMERICA.COM is the Company's financial portal that allows its merchants to receive detailed transaction histories online, access to their bank account, and many other services, including setting up an online storefront with full e-commerce capability and representation in the MERCHANTAMERICA.COM Directory.

2) ECHO PAYMENT SERVICES, INC. ("EPS") leases, rents and sells POS systems and related equipment to merchants who utilize the ECHO network.

3) COMPUTER BASED CONTROLS, INC. ("CBC") provides system management services, including depot repair and/or replacement of various POS terminals, printers and check reading equipment to merchants who utilize the ECHO network.

4) XPRESSCHEX, INC. ("XCX") is the company resulting from the combination of two check companies ECHO acquired in the past two years, Magic Software Development, Inc. (renamed XPRESSCHEX, Inc.) and Rocky Mountain Retail Systems, Inc. (RMRS). XCX, located in Albuquerque, New Mexico, provides a secondary corporate data center service to the primary one located in Agoura Hills, California, and it is the primary data center for processing check guarantee, check conversion, check collection and National Check Network's ("NCN") verification transactions.

HISTORY  OF  THE  COMPANY

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

In 1985, the Company purchased CBC, a company that had expertise in computer control systems. CBC subsequently developed a series of high performance terminals and secure printers that have been used primarily in the money order dispensing market by American Express, Comdata, U-Haul, the United States Postal Service and innoVentry.

In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time credit card authorization and management of rental equipment for U-Haul International. The number of active dealers under the system grew to more than 15,000 by fiscal year 2001 (see "U-Haul International"). With regard to proprietary issues, three patent applications involved with the Company's printer methodology have been granted (see "Patents").

In early 1996, the Company purchased Xynet, a business with specialties in the Internet, Windows NT programming and worldwide communications networks. Through this acquisition, the Company was able to expand its scope of acceptable transaction input devices beyond the traditional POS systems to include transactions submitted over the Internet and over a common telephone. Through the expertise of the programming and management personnel resulting from this acquisition, the Company also expanded the tools it makes available to specific industries to utilize its services.

In 1999, ECHO acquired Magic Software Development, Inc., located in Albuquerque, New Mexico, a check processing company. Since 1986, the Company maintained XPRESSCHEX ("XCX"), a check guarantee service that only served California merchants, but, with the addition of Magic's check processing capabilities, the services provided by XCX were expanded and are now being offered on a national basis. In fiscal 2000, Magic's corporate name was changed to XPRESSCHEX and all XPRESSCHEX activity was moved to the new XCX entity. XCX provides and promotes its check and electronic funds transfer ("EFT") services to other processors and sales organizations in addition to ECHO.

In November of 1999, the Company acquired Peak Collection Services, a collection agency in Albuquerque, New Mexico, and incorporated Peak as the Collection Division into the XCX operation in December of 1999. Through filings and individual testing, the XCX Collection Division has completed registration as a collection agency in 48 of 50 states to date. Having a fully integrated, nationally approved collection service adds considerable value to the XCX suite of check services and allows XCX to operate as a central check clearing facility for NCN's 260 collection agencies without each agency having to authorize such activity.

In January 2000, the Company acquired RMRS located in Boulder, Colorado, which provided a national check verification service utilizing a check database that contained over 12 million check writer records.

In December 2000, the Company signed an agreement with Visa, U.S.A. to participate in a POS check processing pilot program as a "Third-Party, Acquiring Processor". Under the pilot, any one of over 14,000 Visa member banks who choose to participate ("Participating Member") can offer check conversion (converting a paper check to an electronic transaction at the point of sale), check conversion with check verification and/or check conversion with check guarantee to their merchants and utilize Visa's dedicated communications network and banking relationships to clear check activity using direct debits from the check writer's account.

Under the terms of the agreement, checks from financial institutions that have chosen the Company as their third-party processor will be routed to the Company's ACH processing system and the NCN database, which will provide the critical infrastructure to enable electronic conversion, verification and guarantee of such checks. Starting in July 2001, several major financial institutions that have chosen the Company as their third-party processor will initiate their participation in the pilot program for Visa's POS Check Service.

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

Visa's processing system, VisaNet, currently processes transactions for about 5 million U.S. merchants and has access to 90% of the demand deposit accounts in the country. In the case of checks written on an account at a financial institution participating in the POS Check Service pilot, the check will be authorized directly by that bank. However, for financial institutions that have chosen the Company as their third-party processor and where the check is written on an account at a non-participating bank, the check will be verified against 48 million known checking accounts stored in the Company's NCN database.

Visa predicts that participating banks will cover 40% of the checking accounts in America by the third quarter of 2002 and 75% by the third quarter of 2003. It has long been the retailer's desire to verify a check against the actual bank balance and the Company is helping make this a reality.

In May 2001, the Company acquired the assets of NCN and started to combine NCN's 3 million check writer records with the 12 million records in the RMRS database. The combined database of 15 million records will be referred to as the NCN database and marketed accordingly.

GENERAL  SUMMARY

In management's opinion, the Company's core competency and profitability is realized by providing merchants and banks (to offer to their merchants) with electronic connectivity to various financial services in the credit card, debit card and check-related markets. The Company has focused on developing the highest number of methods of access to the Company, believing such flexibility is key to meeting the specific needs of merchants in different stages of growth. Due to the technical capability of the Company, new avenues of transmission and communication have been integrated with the transaction processing services to generate a distinctive, one-stop provider of services to the merchant marketplace. The Company has additional expertise in designing both hardware and software systems to integrate the Company's financially-based services into customers' information systems. Such services have been performed for and/or sold to customers such as U-Haul International, American Express, and the United States Postal Service.

The Company believes that merchants will increasingly want to have their financial information aggregated into one source rather than monitor many providers. The Company believes the Internet offers the most logical, low-cost method of reporting such integrated services in one location. In addition, the Company anticipates that almost every merchant will see the need to be represented on the Internet for marketing purposes alone and, for some, to accommodate direct purchase activity over the Internet, commonly referred to as "e-commerce". Based upon this belief, the Company developed and released MERCHANTAMERICA.COM in May of 2001.

MERCHANTAMERICA.COM is the combination of many corporate disciplines and desirable merchant features. It contains a national Merchant Directory of over
1.4 million merchants that is free to any merchant in the USA, whether they use ECHO or not to process activity. It also provides any merchant in the USA with the ability to edit and enhance their directory listing. In addition to the Merchant Directory, an ECHO merchant can access all his transactional history, all of his bank information, significant business and office-related services and even build an online store and accept payment in the form of credit card or checks with a minimum of time invested. While the Company believes that MERCHANTAMERICA.COM is a great value to any merchant, it also provides the Company with a low-cost method of keeping its merchants informed and involved with the Company.

CREDIT  CARD  PROCESSING  REVIEW

The Company is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard, respectively. To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank that provides necessary sponsorship of Visa and MasterCard transactions. The Company currently has two primary processing bank relationships (see "Banking Activity and Relationships").

For the year ended September 30, 2001, MA accounted for approximately 83% of the Company's revenues. MA presently provides 24-hour daily credit card processing capability, "800" number access to customer service personnel and, as needed, various field support services.

MA earns a steady stream of transaction and processing fees while the multiple computers in its processing center communicate continuously with merchant terminals, and the databases of Visa, MasterCard, American Express, Diner's Club, Carte Blanche and Discover. Utilizing one of the numerous methods of access to the Company, the merchants' systems dial the Company's host computers and receive credit card authorizations for accounts, which have been electronically verified for credit validation and other security considerations. Electronic files are then transmitted daily by MA to the major credit card organizations which subsequently transfer funds from the card-issuing banks to one of MA's processing banks. At MA's direction, funds are then electronically moved from MA's processing banks and deposited into the bank of the merchant's choice. On a typical day, MA will make deposits to over 600 banks across the nation on behalf of its merchant base.

In addition to electronic authorizations and deposits into the merchant's bank of choice, the Company's software programs capture transactions, retain data and enable merchants to review, reconcile and edit (i.e., "correct") transactions from their business location. MA has been successful in providing various services which include a terminal loaner program to minimize downtime, frequent sales reports and information containing reconciliations of a merchant's business activity and sophisticated security services utilizing the merchant's terminal, the Company's host computers and field activity. MA utilizes several advanced telecommunications capabilities involving manageable network design, robust communications protocols, circuit troubleshooting, and packet switching, in order to provide consistent and reliable services to its merchants.

MA's compensation for credit card processing is derived primarily from three sources, the merchant's discount rate, the merchant's transaction fee and set monthly fees. The discount rate is expressed as a percentage of the amount being processed. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant and the net amount is deposited into the merchant's bank account. Discount rates range between 1.5% and 3.3% and, overall, the Company's average discount rate is 2.1%. Depending upon the discount rate charged and the cost of clearing interchange, from 75% to 90% of the discount rate revenue is paid to card-issuing banks, the card-issuing organizations, and the sponsoring bank.

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

Over the past several years, industry consolidation has been occurring and impressive growth in recent years in the credit card processing market has occurred by firms through portfolio acquisitions. Such a strategy raises special challenges that may involve supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and, probably most difficult, maintaining merchant relationships. Merchant portfolios can be purchased but the merchants are under no obligation to continue to utilize the services of the new owner.

The Company's data center reliability and the costs associated with communication activities of MA are presently favorable but no assurance or guarantee can be made that such conditions will continue. Conversely, both Visa and MasterCard have historically increased their interchange fees and transaction fees to the point that building a profitable transaction business solely based upon credit card activity has become an increasingly difficult task. Fortunately, the Company has a base of processing activity that is profitable and the Company has added other forms of transaction processing (checks) that are not affected by such changes. Material changes in these areas, such as interchange fees, could reduce the profitability expected to be seen from MA operations in the future.


CHECK  PROCESSING  REVIEW

In 1987, the Company initiated its check guarantee services to merchants located in California so a merchant could accept a customer's check with impunity. To support merchants in other states, the Company has historically supported alternative check verification and guarantee services to operate concurrently with the Company's credit card software in the merchant's terminal. In 1999, the Company acquired Magic Software Development, Inc. (renamed "XPRESSCHEX") that provided ACH settlement services and supported a membership-based national verification service for collection agencies. In November of 1999, the Company acquired Peak Services, a collection agency, and integrated its operation into the XPRESSCHEX group location in Albuquerque, New Mexico. In January 2000, the Company acquired Rocky Mountain Retail Systems, Inc. ("RMRS"), another provider of national check verification services. RMRS also originated and maintained National Check Information Service ("NCIS"), a database of bad-check writers that was available to merchants and collection agencies across the nation on a fee per transaction basis. In May 2001, the Company acquired the assets of National Check Network ("NCN"). In September 2001, the Company combined its check services all into one corporate entity under the name of XPRESSCHEX, Inc., combined the negative and positive databases of NCN and NCIS, and decided to promote its check verification services using only the NCN name in the future.

The combination of the Company's check services, XPRESSCHEX's ACH set of services, XPRESSCHEX's collection capabilities and the verification services through the NCN database, constitute the basis of a fully integrated national check service company. The merchant pays either a fixed fee for each transaction or a fee based on the amount of the check for each transaction. The following services are either being offered or will be offered in the near term by the Company.

Check  Verification
For this fee, the Company will search NCN, its proprietary database of bad-check writers, attempting to match a specific piece of information (driver's license number, Magnetic Ink Character Recognition ["MICR"] number, etc.) provided by the merchant. A match identifies the check writer as an individual (or business) known to the provider to have current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept (at his own risk) or decline the check. The provider offers no guarantee that the check will be honored by the check writer's bank and makes no promise of reimbursement if the check is dishonored by the bank.

Check  Guarantee
For this fee, the Company will search NCN for the piece of identifying information provided by the merchant. If the identifying information is matched, the Company issues a coded response instructing the merchant to refuse to accept the check. If the identifying information is not matched, a coded response advises the merchant that the Company has guaranteed payment on that item. If that check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by the Company.

Electronic  Check  Conversion  ("ECC")
The most recent new check service to be announced nationally is called "check conversion". The merchant slips a customer's check either through a check reader that reads the MICR line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant then returns the check to the customer and the electronic image, captured by the reader, allows the Company to settle the check transaction electronically. This new system is finding quick acceptance by customers and banks but slow acceptance by merchants generally. Customers like it because they get their check back immediately and still have their hard copy of the transaction. Banks like it because no paper has to be handled by the bank to settle the transaction. Merchants are adopting it only if their check volume justifies the capital investment in equipment, an investment of around $600. One of the key advantages a merchant sees is that an electronic record is settled in priority to paper-based transactions, which assures an electronic record first access to limited funds in a customer's account.

Accounts  Receivable  Check  Truncation  ("ARCT/Lockbox")
For companies that receive large volumes of checks in the mail, such as utility companies and ISP's, a need exists to convert these checks to an electronic settlement process to speed processing and lower costs. In order to provide such services, a full tracking methodology must exist to assure all rejected items are ultimately settled. Utilizing the Internet, XPRESSCHEX has developed a fully integrated reporting and tracking system that addresses the informational needs of companies who wish to automate check processing in this manner.

RCK  (Check  Re-presentment)
XPRESSCHEX is presently providing a service to merchants that allows the merchant to advise its bank that a returned check should be sent to the XPRESSCHEX data processing center in Albuquerque, New Mexico, rather than return it to the merchant. Upon receipt, XPRESSCHEX converts the check to an electronic ACH transaction for resubmission through the ACH network and images the check for possible collection activity, should it become necessary. The full face value of the check is returned to the merchant upon collection and a collection fee charged to the check writer, usually in the range of $15 to $25, is retained by XPRESSCHEX as payment for its RCK services.

XPRESSCHEXONLINEsm and XPRESSCHEXPLUSsm
A check can be presented as a form of payment over the Internet. XPRESSCHEXONLINE allows any e-commerce site to accept a check as payment. The service includes full reporting of all such activity. XPRESSCHEXPLUS allows a batch of check data to be sent to XPRESSCHEX for processing and is commonly used by mail order or phone order type of businesses.

The direct costs of providing check services varies based upon transaction communication timeframes, data file size, banking fees for access to the ACH and reserve allocations for potential losses, etc. Gross margins in check-related services can routinely exceed 50% over external costs. The Company is actively promoting these services to its national base of merchants.

RISK  OF  PROCESSING  CREDIT  CARD  AND  CHECK  TRANSACTIONS

The Company assumes the financial liability for any merchant-based fraudulent use of credit card and/or check information. To address this potential liability, the Company has developed and deployed the ECHODETECT system that performs electronic surveillance and monitoring of fraudulent credit card or check use by merchant. Despite this effective tool, the Company could incur losses as the result of the unauthorized or fraudulent use of credit cards or checks by unscrupulous merchants, which could, depending on the size of the losses, have a materially adverse effect on the Company. The Company does not maintain any insurance to protect it against any such losses and is not aware of any insurance that could be acquired at a reasonable cost. Historically, the Company has allocated ten basis points (.001) of daily processing activity to serve as a reserve against any losses that it may sustain due to such activity. The Company has approximately $253,000 and $336,000 in reserve against chargeback receivables for the fiscal years ended 2001 and 2000, respectively. The Company sustained chargeback losses of $272,000 and $528,000 for the fiscal years ended 2001 and 2000, respectively. Over the past 16 years that the Company has made automatic reserve contributions, no merchant loss has exceeded the reserve during the period such losses were realized. Based upon this fact, the Company believes this mechanism of allocating daily from processing revenues to a reserve to address these obligations when they arise will be adequate to address the inherent risks associated with merchant processing.

BANKING  ACTIVITIES  AND  RELATIONSHIPS

To engage in Visa and MasterCard processing, a cooperative relationship is required with a bank, which provides necessary sponsorship for the merchants to process Visa and MasterCard transactions. From 1997 to 1999, the Company had four processing bank relationships: Imperial Bank, Los Angeles, California; First Charter Bank, Beverly Hills, California; First Regional Bank, Los Angeles, California; and The Berkshire Bank, New York, New York. In 1999, the Company acquired the merchant portfolio previously processed through Imperial Bank and moved merchants from the sponsorship of Imperial Bank to First Regional Bank. Multiple bank relationships are desirable due to potential changes that can occur in the banking market wherein one of the Company's banks might be acquired and the new owner not desire to continue the relationship for any reason.

In October 2000, the Company terminated its processing relationship with First Charter Bank. The Company also initiated legal proceedings to recover processing fees from First Charter Bank that the Company believes have been erroneously charged.

The Company filed a bank application with the FCC in January 2000 and subsequently withdrew the application in April 2001, mainly due to the uncertainty of the market condition and the Company's stock price. The Company has no plan to re-file another application at the present time.

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

Revenues are derived from equipment sales to U-Haul and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. U-Haul transaction activity constitutes a significant portion of the Company's growing profitability. During fiscal year 2001, the Company entered into a revised three-year contract with U-Haul International, which covers processing services, software development, data distribution, equipment purchases/warranty, customer support, and consulting. The contract has renewal provisions for extending the term. The Company presently serves approximately 15,000 U-Haul dealers.

INTERNET

The Internet continues to be one of the most widely discussed technologies in the market today. Although recent newspaper and magazine headlines have announced the "demise of the dot com," Internet-based merchants and electronic stores continue to constitute a significant portion of the Company's loyal customer base, and continue to play a strong role in our ongoing business.

The Company provides three primary services based on Internet technologies, ECHONLINE, ECHONLINE Batch and MERCHANTAMERICA.COM. Using the Internet as a transmission medium, the ECHONLINE service allows merchants to submit individual credit card and electronic check transactions for processing in real time, while the ECHONLINE Batch service allows merchants to submit these same types of transactions as batch files. The Company markets a number of branded products, all of which use one or the other of these services as the underlying mechanism. MERCHANTAMERICA.COM is the Company's direct reporting tool to its merchants and also provides many additional services to the merchants that neither ECHONLINE or ECHONLINE Batch were designed to provide.

During the fiscal years 1997-2001, the Company's Internet transaction volume increased at a consistent rate of approximately 400% per year. Numerous developers and development partners have contributed to this success. In the time since the initial beta release of ECHONLINE in 1996, dozens of interfaces to ECHONLINE and ECHONLINE Batch have been developed and have been installed on a wide variety of operating system platforms. Interfaces have been developed as PHP Classes, Java Classes, Windows COM objects, Allaire Cold Fusion tags, Perl scripts, and Miva payment modules. The Company has assembled the best of these interfaces on the www.openECHO.com Web site and has made them available as downloads free of charge to developers. Merchants and developers who have acquired this software have been able to process transactions with ECHO within a day of acquisition.

Security
Despite the growing acceptance of Internet-based transactions, there are still lingering questions among consumers regarding the actual safety of their transactions. The Company's Internet offerings are based on Secure Socket Layer
(SSL), which has become a de-facto standard among the industry. In addition, the Company closely monitors and accommodates, where possible, developing programs, such as the Verified by Visa program, that provide additional levels of cardholder security.

POINT-OF-INTERACTION

One of the Company's core beliefs is that the Company must accommodate as many different "point-of-interaction" entry methods as possible in order to build the credit card and check processing services business, while concentrating on those methods and techniques that will provide the most leverage for the Company. To these ends, the Company has developed the following programs and services:

Third-Party  Applications
Many industries (e.g. restaurants, hotels) rely on third-party-developed applications running on PC-compatibles and other equipment to support their point-of-interaction needs. To support these clients, the Company formalized and published POS interface specifications on its host computers, developed a conformance certification service/process, and widely encouraged third-party developers to use this free certification service and associated materials to build the Company's point-of-interaction interfaces into the third-party products.

XPRESSCHEXPLUS
The XPRESSCHEXPLUS system is an electronic process whereby a mail order/telephone order-based merchant may collect checking account data from numerous customers and submit the file to ECHO in order to electronically move funds from the customer's checking account into the merchant's account. This service eliminates the need for paper checks to be received and processed by the merchant.

ECHOTEL(R)
Historically, the Company has utilized a POS terminal located at the merchant's place of business, the industry standard method of data entry. The purchase of an electronic terminal is sometimes not economically feasible to a merchant with low monthly credit card volume or to a business that performs services at their customer's site (e.g., appliance repair, etc.). To address the needs of these retail business segments and provide access to electronic authorization and deposit services without the obligation to purchase equipment, the Company developed and deployed the ECHOTEL program permitting a merchant to submit POS transactions via any touch-tone telephone. This service utilizes Interactive Voice Response ("IVR") to prompt such merchants through the POS process, providing them with immediate credit card authorizations.

ECHOTERM(R)
The Company maintains compatibility with the most common POS terminals in the nation built by VeriFone. It also maintains compatibility with its own series of systems sold over the past years. As a group, these POS terminals are referred to as the ECHOTERM program.

ECHOLINK(R)
In 1998, the Company announced the ECHOLINK program, an Internet-based service that allowed any merchant to review their processing activity in a secure manner over the Internet. This service was a precursor to MERCHANTAMERICA.COM that has added significant features to the ECHOLINK service. Based upon that fact, ECHOLINK will not be a continuing product offering in the future.

ECHONET(R)
In 1999, the Company announced ECHONET, an Internet browser-based service that allows a merchant to enter credit card data either manually or through a card reader and receive an immediate authorization from the Company. ECHONET meets the needs of retail merchants who have Internet access and also call center type of businesses that desire operators to have immediate access to credit card authorization capability while on the phone with a caller.

MERCHANTAMERICA.COM
The Company announced the release of MERCHANTAMERICA.COM in March 2001. MERCHANTAMERICA.COM combines three common portals into one for ECHO merchants:

     1) E-commerce portal: this allows the merchant to set up a store on the Internet and to accept credit card or check payment through that store.
     2) Financial portal: this provides detailed transaction history of all financial activity including credit card, check and collection transactions.
     3) Business service portal: this provides online access to hundreds of key business relationships (airlines, shipping services, hotel, car rentals, etc.), presented in a simple, easy-to-use fashion.

Equipment  Design  and  Manufacture
Through the years, the Company has developed software that enables the Company's host computer to interface with the largest POS manufacturer, VeriFone International, who is estimated to have a 65% share of the POS terminal market. The acquisitions of the check services companies in 1999 and 2000 significantly expanded the number of terminal manufacturers that connect to the Company for check-related services. The Company is currently developing credit card processing software to be used on these new POS platforms so that all of the Company's services can be accessed by merchants who own such systems. In addition, the Company is reviewing Internet capable POS systems (TCP/IP) and plans to adopt a standard equipment package around which it can design a merchant processing service that is fully Internet-based.

Patents
The Company presently has three patents with respect to certain of its proprietary technology in operating printers and reading financial documents. The Company has obtained a patent on its method of electronically sensing the serial number of a document. This method relies on the use of its patented ECHOSYMBOLOGYTM bar code. The patent describes a unique method of illuminating a form from one side while resolving the bar code image from the opposite side. No additional optical components are required beyond the basic illumination source and the CCD image array.

The Company developed and obtained a patent to a proprietary type of bar code reading technology, designated as font of machine-readable patterns.

The Company has also obtained a financial document dispensing apparatus and method patent for particular printing techniques and reporting presentations used in the preparation and tracking of financial documents. This patent provides an opportunity for promotion of its financial document dispensing devices as the issuance of financial documents becomes more common in non-bank environments.

The Company has filed for a patent related to Internet-based check submission and subsequent re-presentment methodologies but no assurance can be given that such patent filing will be granted.

There can be no assurance that, if challenged, these patents can be judicially sustained. In the absence of such protection, competitors would be able to duplicate the Company's products. Furthermore, even though the Company has patents, there can be no assurances that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

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

LEASING

The Company sells and leases terminals and printers to retail merchants through its subsidiary, ECHO Payment Services, Inc. ("EPS"). EPS cultivates relationships with independent sales organizations, agent banks, and trade associations and has formed strategic alliances with other marketing groups to increase equipment sales and leases. Servicing and collection is performed by the Company.

REAL  ESTATE

The Company presently owns undeveloped land in seven western states. The Company has held all of its land properties for over ten years and does not have current appraisals nor title insurance on its real estate holdings. Some of the properties are held pursuant to quitclaim deeds. The real estate holdings are carried on the Company's books at the lower of cost or estimated fair value less estimated costs to sell.

MARKETING

Since 1997, the Company has slowed its reliance on a single Independent Sales Organization (ISO) that it had utilized for the prior five years to acquire new merchant accounts. The Company has set up several referral programs with several ISO's and, over the past year, approximately 20% of new accounts were generated by the ISO referral program. The balance of the Company's new merchant accounts were generated through the Internet, the ECHOTEL program, the ECHONET program and direct merchant referrals by existing merchants to the Company.

The acquisitions of Magic Software Development, Inc. and Rocky Mountain Retail Systems Inc., in 1999 and 2000, respectively, have broadened the number of sales channels available to the Company. Additionally, cross-selling of check services to ECHO's existing base of merchants and U-Haul dealers is believed to be a significant opportunity for the Company to maximize earnings with a minimum marketing expense.

Management believes the Company is unique in the number of methods of access it allows, the combination of transaction types that it manages directly, its ability to integrate additional services, based upon customer needs, and in its ability to support each merchant through one vertically integrated source. In most competitive instances, such services are performed by different parties and, as a consequence, merchants become frustrated trying to solve a problem, not knowing which party to call. The Company believes its commitment to maintaining a common Customer Support group serving ECHO, XPRESSCHEX and NCN merchants and members on a 24/7/365 basis will become a distinctive advantage to merchants in choosing ECHO over its competitors.

The  Company's  marketing  strategy  is  as  follows:

     1) To maximize its cross-selling activities to its existing base of merchants. Including all its transaction processing subsidiaries, the Company serves over 60,000 merchants.

     2) To sell its integrated suite of check, credit and debit card-related processing services to small banks. The Company believes it has a combination of services that makes it a very attractive partner to small banks who will never develop or have access to these set of services from a single provider.

     3) To enhance and market MERCHANTAMERICA.COM. The Company believes a centralized portal wherein all financial and informational data can be accessed by merchants provides a marketing tool to its sales channels and becomes a sales advantage that the Company's sales channels can use to generate additional merchant referrals.

     4) Visa POS Check Service. Since signing the agreement with Visa in December 2000, the Company has launched several Visa POS Check Programs as a Third-Party Processing Agent. The launch of the Visa POS Check Program for Cincinnati, Ohio-based Provident Bank is scheduled for the first quarter of 2002. The Company is the dominant Third-Party Processing Agent for Visa POS Check services and the Company is only aware of BankServ (San Francisco, CA) as the only other certified "Third-Party Processor" to date.

          The Company was certified as an "Acquirer Processor" in January of 2001 and currently, the Company is aware that Vital Processing Services (based in Tempe, AZ) is the only other Acquirer Processor for the Visa POS Check program. The Company's significant advantages offered to banks would include the value of the NCN database, the Company's flexible point-of-sale applications and its proven Web-based merchant reporting service.

          The Company, through its association with First Regional Bank, will introduce Visa POS Check Service as a direct product to new and existing customers in 2002. This is expected to give the Company a significant "first to market" advantage and provide its existing customer base with the latest technology for check acceptance.

     5) Private Label program. The Company's Private Label ACH program is currently available to several banks/acquirers and ISO's. The Private Label ACH program allows a bank or ISO to private label the Company's electronic check conversion ("ECC") services and/or XPRESSCHEXONLINE and XPRESSCHEXPLUS products under their own brand name for selling either alone or part of a combination of services. The Private Label ACH program greatly extends the Company's ACH Check product reach nationwide, powered by the bank's or the ISO's own marketing and sales initiatives with the Company's processing strength underneath.

Markets can change for numerous reasons, e.g., new technology, economic factors, regulatory requirements, etc., many of which are not within the control of the Company so it can not be assured that the marketing efforts of the Company will be or continue to be effective or that the Company will see or continue to see an increase in processing volume in the future.

COMPETITION

The Company enjoyed the distinction of being listed as the sixth largest provider of check verification services in the USA in the June 2001 issue of The Nilson Report, a monthly financial subscription-based newsletter. The five providers of verification services in higher volume than ECHO were SCAN, TeleCheck, Equifax, IPS and NDC (Global Payment Services). In management's opinion, the provider who the Company most parallels in terms of range of processing services is TeleCheck.

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

EMPLOYEES

The Company employed 162 persons at September 30, 2001, none of whom are represented by a labor union. The Company's headquarters are based in Agoura Hills, California, with offices in Westlake Village, California; Albuquerque, New Mexico; Boulder, Colorado; and Kansas City, Kansas. Management believes that its employee relations are good at the present time.

FORWARD  LOOKING  STATEMENTS

When used in the Business section (Item 1.) or elsewhere in this document, the words "believes", "anticipates", "expects", "contemplates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties included changes in economic conditions locally and nationally, and changes in laws and regulations affecting the Company's primary lines of business. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM  2.      PROPERTIES

In October 1994, the Company purchased the three-story, 13,500 square foot building in Agoura Hills, California it currently occupies for $880,000. The Company currently has a note collateralized by this building. The current monthly debt service is approximately $7,000. This building houses the Company's headquarters and computer facilities.

The Company leases real property in Agoura Hills and Westlake Village, California; Albuquerque, New Mexico; Boulder, Colorado; and Kansas City, Kansas, under various agreements, which expire at various times over the next two years. The total lease payments are approximately $14,000 per month.

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


ITEM  3.     LEGAL  PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business.

On May 8, 1998, the Company and Premiere Lifestyles International Corporation executed a document entitled "Letter of Commitment" which contemplated the possible formation of a joint venture between the parties. On May 26, 2000, Premiere filed a complaint against the Company in the Superior Court of the State of California, Los Angeles County alleging that the Letter of Commitment was a binding contract creating the joint venture and that the Company had breached its obligations under that contract, misappropriated trade secrets, conducted unfair business practices and interfered with Premiere's contractual and business relationship with other businesses and as a result Premiere suffered $10,000,000 in lost revenues and profits. Premiere is seeking monetary damages for each of the causes of action in its complaint, including lost revenue and profits of $10,000,000.

On March 13, 2001, the Company filed an answer and a cross-complaint against Premiere and individuals Richard G. Stewart and Richard J. Stewart alleging among other things intentional and negligent misrepresentation, unfair business practices, breach of fiduciary duty, breach of covenant of good faith and fair dealing. The Company is seeking damages representing recovery of out of pocket advances to Premiere of $30,000 and the value of software development and consultation requested by Premiere in excess of $250,000. The matter went to trial in October of 2001 and is currently under submission by the court. Although the Company believes that these claims are without merit there is no assurance that the ultimate resolutions of these claims will not result in material liability to the Company.

The Company is also involved in a collections lawsuit filed by the Company against First Charter Bank ("FCB") for amounts owed to the Company. Based upon current information, management, after consultation with legal counsel, believes that the collections suit against FCB will also have no material effect upon either the Company's results of operations or its financial positions

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Two matters were submitted to a vote of Security Holders during the fiscal year ended September 30, 2001 at the Annual Shareholders' Meeting held on February 2, 2001. A majority of shareholders' votes approved two issues: (1) election of one director; and (2) ratification and approval of auditors. One matter was submitted to a vote of Security Holders during the fiscal year ended September
30, 2001 at a Special Meeting of Stockholders held on September 7, 2001. A majority of shareholders' votes approved the adoption and approval of an amendment to the Amended and Restated Articles of Incorporation, which provides for a one-for-four (1:4) reverse stock split of the issued and outstanding shares of the Company's common stock.




EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

                             Name                    Position
                ---------------------------  -------------------------

                  Joel M. Barry              Chairman of the Board,
                                             Chief Executive Officer

                  Alice L. Cheung            Chief Financial Officer,
                                             Treasurer

                  Lawrence M. Brown          Vice President, Chief
                                             Information Officer

                  Jesse Fong                 Vice President,
                                             Information Systems

                  David Griffin              Vice President,
                                             Check Services

                  Geoffrey Masaki            Vice President,
                                             Special Programs

                  Rick Slater                Vice President, Chief
                                             Technology Officer

                  Patricia M. Williams       Vice President, Corporate
                                             Program Management


                  Jack Wilson                Vice President, Credit
                                             Card Services

                  Donna L. Rehman            Corporate Secretary

                  R. Marshall Frost          Counsel

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER SECURITY MATTERS

Since January 17, 1986, the Company has been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, the Company was accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trades under the symbol of "ECHO". The following table sets forth the range of high and low prices for the Company's Common Stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. The prices below also reflect the effect of a one-for-four (1:4) reverse split of common stock in September 2001. Moreover, due to the lack of an established trading market for the Company's common stock, such quotations may bear no relationship to the fair market value of the Company's common stock and may not indicate prices at which the Company's common stock would trade in an established public trading market.

                    FISCAL YEAR ENDED
                      SEPTEMBER 30        High    Low

                          2001
                          ----
                      First Quarter      $ 6.25  $2.00
                      Second Quarter     $ 5.25  $2.19
                      Third Quarter      $ 4.12  $2.28
                      Fourth Quarter     $ 3.64  $1.24

                          2000
                          ----
                      First Quarter      $14.75  $4.00
                      Second Quarter     $27.00  $9.88
                      Third Quarter      $15.88  $7.25
                      Fourth Quarter     $ 9.50  $5.75

The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's common stock is limited and sporadic, as indicated by the average monthly trading volume of 2,665,969 shares for the period from October 2000 to September 2001. On December 10, 2001, the closing representative price per share of the Company's common stock, as reported through Nasdaq in the over-the-counter market, was $2.66.

HOLDERS  OF  COMMON  STOCK

As of September 30, 2001, there were approximately 880 record holders and 4,900 beneficial holders of the Company's Common Stock, with 5,769,873 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND  POLICY

The Company has not paid any dividends in the past and has no current plan to pay any dividends. The Company intends to devote all funds to the operation of its businesses.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 2001 and 2000 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 2001, and notes thereto appearing elsewhere herein.

                                                          Year Ended September 30
                                                        ---------------------------
                                                2001      2000     1999      1998      1997
                                              --------  --------  -------  --------  --------
                                           ( ----- AMOUNTS IN THOUSANDS, EXCEPT PER SHARE ----- )
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues . . . . . . . . . . . . . . . . . .  $29,943   $28,340   $23,828  $21,063   $18,623
Costs and expenses . . . . . . . . . . . . .   29,380    28,324    22,636   19,852    18,103
                                              --------  --------  -------  --------  --------
Income from operations . . . . . . . . . . .      563        16     1,192    1,211       520
Interest income (expense), net . . . . . . .      106       196        95       14      (138)
Other income (expense), net. . . . . . . . .      350       312        -0      (35)      (50)
                                              --------  --------  -------  --------  --------
Income before income tax
 (provision) benefit . . . . . . . . . . . .    1,019       524     1,287    1,190       332
(Provision) benefit for income taxes . . . .     (585)     (233)    1,331      (36)       (4)
                                              --------  --------  -------  --------  --------

Net Income . . . . . . . . . . . . . . . . .  $   434   $   291   $ 2,618  $ 1,154   $   328
                                              ========  ========  =======  ========  ========


Net Income per share-basic . . . . . . . . .  $  0.07   $  0.06   $  0.58  $  0.31   $  0.10
Net Income per share-diluted . . . . . . . .  $  0.07   $  0.05   $  0.45  $  0.21   $  0.07

Weighted average number of common
 shares and equivalents outstanding-basic. .    5,797     5,257     4,536    3,744     3,334

Weighted average number of common
 shares and equivalents outstanding-diluted.    5,964     5,825     5,825    5,459     4,963

BALANCE SHEET DATA:
-------------------
Working capital. . . . . . . . . . . . . . .  $ 5,693   $ 6,029   $ 5,010  $ 3,611   $ 2,054
Current assets . . . . . . . . . . . . . . .    8,131     7,595     6,159    5,154     3,047
Total assets . . . . . . . . . . . . . . . .   18,921    17,013    12,932    8,025     6,084
Current liabilities. . . . . . . . . . . . .    2,438     1,566     1,149    1,543       993
Long-term debt, and payable to
 stockholders and related parties,
 less current portion. . . . . . . . . . . .      744       767       599      639       681
Total stockholders' equity . . . . . . . . .  $15,739   $14,680   $11,184  $ 5,843   $ 4,410

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

OVERVIEW

ECHO provides credit card authorizations, debit card authorizations, electronic deposit services, check guarantee, check verification, check conversion, accounts receivable check truncation (ARCT/Lockbox), check collection, RCK (check re-presentment), inventory tracking services and various Internet services to retail and wholesale merchants and U-Haul dealers across the nation. In addition, the Company develops and sells and leases electronic terminals for use by its customers and other processing companies.

RESULT OF OPERATIONS

FISCAL YEARS 2001 AND 2000

NET INCOME. Electronic Clearing House, Inc. recorded income of $1,019,000 before income tax provision for fiscal year 2001, as compared to $524,000 in fiscal year 2000, an increase of 94.5%. Net income after tax provision for fiscal year 2001 was $434,000, as compared to $291,000 in net income for fiscal year 2000, an increase of 49.1%. Earnings for both basic and diluted shares were $.07 in fiscal year 2001, as compared to $.06 per basic share and $.05 per diluted share for fiscal year 2000.

REVENUE. Total revenues for fiscal year 2001 were $29,943,000, an increase of 5.7% over revenues of $28,340,000 for fiscal year 2000.

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard and transaction processing revenue increased 4.7%, from $23,902,000 in fiscal year 2000 to $25,017,000 for fiscal year 2001. This increase was primarily the result of a 4.0% increase in bankcard processing volume year-over-year and a 14.3% increase in U-Haul transaction processing revenue due to additional dealers being added over the prior year. These increases were partially offset by the reduction in processing revenue from the innoVentry bankcard processing joint venture, which was terminated in September 2000.

The Company entered into an amended contract with U-Haul in September 2001 and thereby extended the contract for another three-year term. The Company currently serves approximately 15,000 U-Haul dealers nationwide.

Check related revenues increased from $1,979,000 for fiscal year 2000 to $4,479,000 in fiscal 2001, a 126.3% increase. This was attributable to the additional check services being offered to the merchants in the current fiscal year and the continued higher growth experienced in the check-related business segment. Management believes that the growth in check related activities will continue to outpace the growth in the bankcard processing activities.

The Company has fully integrated the check services, such as check verification, check conversion, check guarantee, check re-presentment, along with debit and credit card transactions through a VeriFone terminal platform. This is one of the first terminal applications available in the market today that includes check conversion and captures check images with a scanner. The new terminals and their applications are being offered to all existing merchants and all U-Haul dealers. Management believes that combining both the credit card and check services onto one platform would reduce the merchant's churn rate. The Company is also marketing these check services through various sales channels. In July 2001, U-Haul awarded the Company a bid for the U-Haul Check Fee Saver Program for its independent dealers who participate in the U-Haul Preferred Dealer Program. U-Haul had previously awarded the Company a bid to offer credit card processing to its independent dealers. At the present time, approximately 1,100 U-Haul dealers had chosen the Company to be their third-party credit card processor.

Overall, total processing and transaction revenue increased from $25,677,000 for fiscal 2000 to $29,096,000 for fiscal 2001, an increase of 13.3%.

Revenue related to terminal sales is recognized when the equipment is shipped and title transferred to the customer. Terminal sales revenue for fiscal 2001was $447,000, which represented a decrease of 81.8%, as compared to $2,459,000 for fiscal 2000. This decrease was attributable to the delivery of a large order to the U-Haul dealers during fiscal year 2000. Comparatively, no significant equipment was sold to U-Haul in fiscal year 2001.

Other revenue increased from $204,000 in fiscal year 2000 to $400,000 in fiscal 2001, an increase of 96.1% due to more billable software development work completed during the current year.

OTHER INCOME. In June 2001, the Company sold a merchant list to a financial institution for cash proceeds of $350,000.

COST AND EXPENSES. Bankcard processing expenses should always reflect the changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased from $18,128,000 for fiscal year 2000 to $19,239,000 in the current fiscal year, an increase of 6.1%. This was in direct relation to the 13.3% increase in processing and transaction revenues for the current fiscal year. Gross margin from processing and transaction revenue improved from $7,549,000 to $9,857,000, a 30.6% increase. The increase in gross margin was attributable to the increase in check services revenue, which normally yield a higher gross margin. Additionally, the Company was able to lower its communications costs and chargeback losses during fiscal year 2001.

Cost of terminals sold and leased decreased from $1,790,000 in fiscal year 2000 to $419,000 in fiscal year 2001, a decrease of 76.6%. This is attributable to the 81.8% decrease in terminal sales revenue for the year. However, the gross margin decreased from 27.2% in fiscal 2000 to 6.3% in fiscal 2001. This was due to the Company's decision to lower small quantity equipment pricing in fiscal 2001.

Other operating costs increased from $3,231,000 in fiscal year 2000 to $3,538,000 in fiscal year 2001, an increase of 9.5%. This increase was reflective of the 13.3% increase in processing and transaction revenue and the significant operating expenses attributable to the development of the various check services programs as discussed herein.

Selling and general and administrative expenses increased from $4,816,000 in fiscal year 2000 to $5,760,000 in fiscal year 2001, an increase of 19.6%. Approximately $600,000 of this increase was attributable to the legal and consulting fees related to the ongoing litigation, which is continuing into the first fiscal quarter of 2002. Additionally, the Company continues to invest in higher personnel costs required to support the growth and management of the various check services and the rollout of MERCHANTAMERICA.COM, an Internet website designed to promote the products and services of the Company and to enhance merchant reporting functions. As a percentage of total revenue, selling, general and administrative expenses increased from 17.0% of total revenue in fiscal year 2000 to 19.2% of total revenue in fiscal year 2001.

Amortization of goodwill expense remained relatively constant, from $359,000 in fiscal 2000 to $424,000 in fiscal 2001.

INCOME TAXES. Income tax expense was $585,000 for fiscal year 2001, $233,000 for fiscal year 2000 and an income tax benefit of $1,331,000 for fiscal year 1999. The Company's effective tax rate was 57.4% for fiscal 2001 and 44.5% for fiscal 2000. See Notes to Consolidate Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2001, the Company had available cash of $4,147,000, restricted cash of $1,410,000 in reserve with its primary processing banks and a working capital of $5,693,000.

Accounts receivable net of allowance for doubtful accounts decreased slightly from $1,911,000 at September 30, 2000 to $1,864,000 at September 30, 2001.
Inventory level remained relatively constant from $594,000 at September 30, 2000 to $573,000 at September 30, 2001.

Net cash provided by operating activities increased from $788,000 in fiscal year ended 2000 to $2,349,000 for the current fiscal year.

For the year, the Company used $1,404,000 for the purchase of equipment and capitalized software costs. In addition, the Company used $368,000 as a down payment toward the purchase of certain computer software in its effort to replace its legacy credit card processing systems. This software license will cost approximately $1,116,000 and the Company is currently evaluating several leasing options with different lessors. The Company expects this software to be fully installed and implemented by the third quarter of fiscal 2002.

In May 2001, the Company used $169,000 for the acquisition of certain National Check Network assets. Total net cash used in investing activities was $1,681,000 for the current fiscal year as compared to $332,000 for fiscal year 2000.

In March 2001, the Company's Board of Directors authorized up to 1,000,000 shares (pre-split) of the Company's common stock to be repurchased in open market transactions at market and as business conditions warrant through September 2001. The stock repurchase program was extended in September 2001 through December 15, 2001. Accordingly, the Company used $332,000 for the repurchase of common stock during this fiscal year. Overall, the total net cash used in financing activities was $462,000 as compared to $585,000 of net cash provided by financing activities for fiscal year 2000.

At the present, management believes that the Company's cash flows from operations are sufficient to support the current level of development costs and to adequately support and become a primary "Third-Party Processor" for the Visa POS check program.


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

Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard and transaction processing revenue increased 13.3%, from $21,089,000 in fiscal year 1999 to $23,902,000 for fiscal year 2000. This increase was primarily the results of a 16.3% increase in bankcard processing volume year-over-year. Check related revenues increased from $308,000 for fiscal year 1999 to $1,979,000 in fiscal 2000, a 542.5% increase. This was mainly attributable to the acquisition of RMRS, which was completed in January 2000, and the inclusion of a full year of operations for XPRESSCHEX, which was acquired in April 1999. Total processing and transaction revenue increased from $21,323,000 for fiscal 1999 to $25,677,000 for fiscal 2000, an increase of 20.4%.

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

XPRESSCHEX, Inc., a wholly-owned subsidiary of the Company, initiated its new ACH backbone service in May 2000. With a benchmark throughput in excess of 5.6 million transactions per day, a tenfold system processing improvement, this ACH system was designed with redundancy and scalability to allow multiple benchmark levels to be implemented and sustained simultaneously. This backbone will be used for check conversion (POP), check re-presentment (RCK), accounts receivable truncated check (ARTC/lockbox), online check acceptance, and batch processing. This system is completely configurable by merchant. Some of the features include automated sales commission tracing, multiple re-initiation of items and service fees, fully automated funds distribution of all fees and payments, integrated fraud protection, and automated return matching.

In November 1999, the Company acquired Peak Services, a collection agency, and successfully integrated its operations into the XPRESSCHEX group location in Albuquerque, New Mexico. XPRESSCHEX also has initiated a full ACH standard collection service with Internet-based reporting and check imaging. This collection service has grown from processing 500 checks a month to over 4,000 checks in the first few months of operations.

In September 1999, the Company entered into a five-year strategic alliance agreement with innoVentry, a company jointly owned by Wells Fargo and Cash America International, Inc., to provide credit card transactions in innoVentry's casino business. In August 2000, the two companies agreed to discontinue this relationship and the Company subsequently sold its interest to innoVentry for $1,000,000. As a result, the Company recognized $312,000 of gain.

COST AND EXPENSES. Bankcard processing expenses should always reflect the changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased from $14,778,000 for fiscal year 1999 to $18,128,000 in 2000, a 22.7% increase. This was in direct relation to the 20.4% increase in processing and transaction revenues for fiscal year 2000. The decrease in gross margin was attributable to the marketing efforts being made to the retail sectors, which traditionally carries a lower risk and therefore generates a smaller gross margin to the processor.

Cost of terminals sold and leased increased from $1,166,000 in fiscal year 1999 to $1,790,000 in fiscal year 2000, an increase of 53.5%. This is attributable to the 16.8% increase in terminal sales and lease revenue for the year. Additionally, the Company reduced the terminal price for the 4,100 U-Haul systems sold during 2000.

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

Overall, the Company invested substantially and made significant progress in enhancing and integrating a suite of new check services during fiscal year 2000. The Company expanded its sources of revenue from one transaction type, credit card processing, to five different types of transactions, i.e., credit cards, debit cards, check verifications, ACH settlement and collections. Management believes that the overall effect of this enhanced transaction capability will be positive on both revenues and earnings in the future.

In December 1999, the Company filed an application to start an Internet-based bank with the Office of the Controller of the Currency (OCC) and also filed an application with the Federal Deposit Insurance Corporation (FDIC) in January 2000. The bank would provide services exclusively to merchants and is, therefore, being considered a "special purpose" bank by both the OCC and the FDIC. The Company withdrew this application in April 2001, mainly due to the uncertainty of the market conditions and the Company's stock price.

NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements and the results of its operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the impact SFAS 142 will have on its financial statements and the results of its operations.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement establishes a single accounting model for long-lived asset impairment, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company is currently evaluating the impact that SFAS 144 will have on its financial statements and the results of its operations.

RISK  FACTORS

The Company is subject to a number of risks, which could affect operating results and liquidity, including, among others, the following:

DEPENDENCY  ON  BANK  RELATIONSHIPS.

The Company currently relies on cooperative relationships with, and sponsorship by, banks in order to process its Visa, MasterCard and other bankcard transactions. The Company's banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more unstable, these banks find the programs more attractive and the Company believes that it cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on the processing volume. A bank might do this because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on the Company, it could materially adversely affect the business operations by restricting the Company's ability to process credit card transactions and receive the related revenue. The Company's relationships with its customers and merchants would also be adversely affected by its inability to process these transactions. To limit this problem, the Company currently maintains relationships with two banks. However, the Company cannot assure that these banks will not restrict its processing volume or that the Company will always be able to maintain its present banking relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to the Company. The Company's failure to maintain these banking relationships and sponsorships would have a material adverse effect on the business and results of operations.

BUSINESS  RELATIONSHIP  WITH  U-HAUL  INTERNATIONAL.

The business relationship with U-Haul is very important to the Company. In 2001, 80% of the equipment manufactured by the Company was sold to U-Haul. U-Haul accounted for approximately 8% of ECHO's revenue in 2001 and 14% of the revenue in 2000. There can be no assurance that the Company will be able to maintain the business relationship with U-Haul, or that sales to U-Haul will continue at the same levels as previous years. Any decrease could have a material adverse effect on ECHO.

BANKCARD  FRAUD.

The Company significantly relies on the processing of bankcard transactions. If any merchants were to submit or process unauthorized or fraudulent bankcard transactions, depending on the dollar amount, ECHO could incur significant losses which could have a material adverse effect on the business and results of operations. These types of losses are handled by the sponsoring banks as follows:

     - First Regional Bank - ECHO assumes and is compensated for bearing the risk of these types of losses.
     - The Berkshire Bank - ECHO assumes and is compensated for bearing the risk of these types of losses.

The Company has implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard use. The Company cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed. The Company does not have insurance to protect it from these losses, but the Company does allocate ten basis points (.001) of daily processing activity as a reserve against these types of losses. There is no assurance that this reserve will be adequate to offset against any unauthorized or fraudulent processing losses that the Company may incur. Depending on the size of such losses the Company's results of operations could be immediately and materially adversely affected.

DEPENDENCE  ON  KEY  EMPLOYEES.

ECHO's success has been and will continue to be dependent on the services of key technical and managerial personnel such as Joel M. Barry, our chairman of the board and chief executive officer. The loss of Mr. Barry could have a materially adverse impact on the Company's business. The Company believes that its success also depends on its ability to continue to be able to attract, retain and motivate highly skilled technical and management employees and consultants who are in great demand. There can be no assurance that the Company will be able to attract and retain such employees and its failure to do so could adversely affect its business.

RISK  OF  NOT  REMAINING  LISTED  ON  NASDAQ.

ECHO is currently listed on the Nasdaq SmallCap market. There is no assurance that the listing of the Company's common stock will, in the future, always continue to satisfy the Nasdaq listing requirements. If the Company was delisted from Nasdaq, this would have a material adverse effect on the price and the liquidity of the Company's common stock.

COMPETITION.

ECHO is in the business of processing transactions and designing and implementing integrated systems for its customers so that they can better use ECHO's services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction. The Company's market share is relatively small as compared to most of its competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. This enables the Company's competitors to better and more quickly respond to new and emerging technologies, changes in customers needs, and to devote more resources to product and services development and marketing. The Company may face increased competition in the future and there is no assurance that current or new competition will allow the Company to keep its customers. If the Company loses customers, its business operations may be materially adversely affected, which could cause it to cease its business or curtail its business to a point where the Company is no longer able to generate sufficient revenues to fund operations. There is no assurance that the Company's current products and services will stay competitive with those of the Company's competitors or that the Company will be able to introduce new products and services to compete successfully in the future.

RAPID  TECHNOLOGY  CHANGES.

The Company's business industry involves rapidly changing technology. Recently, the Company has observed rapid changes in technology as evident by the Internet and Internet-related services and applications, new and better software, and faster computers and modems. As technology changes, ECHO's customers desire and expect better products and services. The Company's success depends on its ability to improve its existing products and services and to develop and market new products and services. The costs and expenses associated with such an effort could be significant to the Company. There is no assurance that the

Company will be able to find the funds necessary to keep up with new technology or that if such funds are available that the Company can successfully improve its existing products and services or successfully develop new products and services. The Company's failure to provide improved products and services to its customers or any delay in providing such products and services could cause it to lose customers to its competitors. Loss of customers could have a material adverse effect on ECHO.

DEPENDENCE  ON  TECHNOLOGY  AND  RELATED  PATENTS.

The Company currently owns three patents that relate to unique aspects of its products or services. Even though the Company has these patents, there can be no assurance the Company's competitors will not be able to develop a better product or a better way of providing the Company's services to its current or potential new customers. The Company's patents have not been tested in the courts so the Company is unable to determine if they will be sustained in the Company's favor. If ECHO's patents are not sustained in its favor, the Company's competitors could determine its business methods and then develop and market competing products and services. Such an outcome could cause the Company to lose customers, which could materially adversely affect its results of operations. The Company has expended considerable time and money in the development of ideas and seeking patent protection for them. If the Company seeks additional patents in the future, or if the Company is required to prosecute or defend its patents, the expenses associated with such patent-related activities could be substantial and could have a material adverse effect on the results of operations.

CERTAIN  OF  THE  COMPANY'S  INTELLECTUAL  PROPERTY  IS  NOT  PROTECTED.

The Company has expended a considerable amount of time and money to develop information systems for its merchants. The Company has not obtained any intellectual property protection or other protection on these information systems. The Company also believes that these information systems do not infringe upon the rights of any third parties, however, there is no assurance that third parties will not bring infringement claims against the Company. The Company also has the right to use certain technology of others through various license agreements. If a third party claimed these licenses were infringing their technology, the Company could face additional infringement claims and potential negative results. The Company is aware that a third party has claimed that the Company's United States Postal Service money order distribution system violates their patents. This third party has not taken any action with respect to their claim to date. The Company believes that it is not infringing their patents. If an infringement claim is brought against the Company and the Company loses, it could be required to stop using that type of product, system or service as well as pay monetary damages to the person or entity making the claim. This result could materially adversely affect results of operations and manner in which the Company could do business. If the Company was not able to implement another method its business could fail. If the Company is required to continuously defend infringement claims, the costs and expenses associated with such a defense could be very expensive to the Company and could materially adversely affect the results of operations.

DELAY  IN  THE  COMPANY'S  GROWTH  STRATEGIES.

The Company continues to enter into transactions, which may assist the Company in its efforts to stay competitive. Some of the Company's newer subsidiaries, such as XPRESSCHEX and Rocky Mountain Retail Systems, Inc., started to work on additional check products, so that the Company can deliver a more comprehensive suite of services to its customers. Although the Company believes that its investment in these subsidiaries will ultimately increase earnings at this time some of their products are still in the development phase and there is no assurance as to when the new products will show profitability.

NEED  FOR  ADDITIONAL  FUNDS.

The Company uses funds generated from operations to finance its operations. The Company currently believes that the cash flow from operations is sufficient to support its business activities, including research, development and marketing costs. Future growth will depend on the Company's ability to raise additional funds, either through operations, bank borrowings, or equity or debt financings. There is no assurance that the Company will be able to raise the funds necessary to finance growth or continue to generate the funds necessary to finance operations, and even if such funds are available, that the terms will be acceptable. The inability to generate the necessary funds from operations or from third parties could force the Company to cut back its operations by limiting research, development and growth opportunities, which could have a material adverse effect on ECHO.

UNDERWRITER/MARKET  MAKER.

Trading markets for ECHO's common stock were maintained on Nasdaq by the underwriter who took the Company public in its initial public offering in November 1990 and various other broker/dealers who are members of the National Association of Securities Dealers. This underwriter, which had been the Company's principal market maker, went out of business in June 1992. None of the remaining market makers are under any legal obligation to maintain a market in the Company's common stock and may discontinue such activities at any time. If these other market makers choose not to maintain a market in the Company's common stock, such a discontinuance could have a material adverse effect on the price and liquidity of the Company's common stock.

LACK OF INSURANCE PROTECTION FOR THE COMPANY'S PRODUCTS AND SERVICES.

The Company does not have insurance protection against claims for product liability or errors and omissions for the products and services sold by the Company. If claims are brought by the Company's customers or other third parties, the Company could be required to pay the required claim or make significant expenditures to defend against such claims. There is no assurance that the Company will have the money to pay such claims if they arise. If the Company does have the money to pay the claims, such a payment could have a material adverse effect upon on the Company.

RISK  OF  LOSSES  FROM  REAL  ESTATE  PURCHASES.

The Company currently holds several real estate properties. The Company's business activities no longer include the purchase or investment in real estate. Sale of the Company's current real estate holdings could result in a loss to the Company. The Company has provided a reserve account to reflect the estimated market value less disposition cost of its properties, but any difference could result in a loss. The Company does not maintain title insurance on its real estate holdings and could incur substantial losses from title defects. Depending on the size of any loss, such loss could have a materially adversely affected on the Company.

COST  OF  DEFENDING  LAWSUITS.

The Company is involved in various lawsuits arising in the ordinary course of business. Although the Company believes that the claims asserted in such lawsuits are without merit, the cost to the Company for the fees and expenses to defend such lawsuits could have a material adverse effect on the Company's financial condition, results of operations or cash flow. In addition, although the Company has not experienced any material liability relating to these claims to date, there can be no assurance that the Company will not at some time in the future experience significant liability in connection with such claims (see
Item  3.  "Legal  Proceedings.").


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. All of our revenue and capital spending is transacted in U.S. dollars. However, in the future, the Company may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                   PART  III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The  officers  and  directors  of  the  Company  are:

                                                                   Date first became
            Name                               Position           Officer or Director
-------------------------------------  -------------------------  -------------------
  Joel M. Barry [1][3]                 Chairman of the Board,                    1986
                                       Chief Executive Officer

  Alice L. Cheung                      Chief Financial Officer,                  1996
                                       Treasurer

  Lawrence M. Brown                    Vice President, Chief                     1999
                                       Information Officer

  Jesse Fong                           Vice President,                           1994
                                       Information Systems

  David Griffin                        Vice President,                           1990
                                       Check Services

  Geoffrey Masaki                      Vice President,                           2000
                                       Special Programs

  Rick Slater                          Vice President, Chief                     1998
                                       Technology Officer

  Patricia M. Williams                 Vice President, Corporate                 1997
                                       Program Management

  Jack Wilson                          Vice President, Credit                    1994
                                       Card Services

  Donna L. Rehman                      Corporate Secretary                       1990

  R. Marshall Frost                    Counsel                                   1994

  Aristides W. Georgantas[1][2][3][4]  Director                                  1999

  Carl W. Schafer [1][2][3][4]         Director                                  1986

  Herbert L. Lucas [1][2][3][4]        Director                                  1991


     [1]  Member, Finance Committee
     [2]  Member,  Audit  Committee
     [3]  Member,  Nominating  Committee
     [4]  Member,  Executive  Compensation  Committee

JOEL M. BARRY, age 51, has been a Director of the Company since July 1986, and Chairman of the Board since December 1986. Mr. Barry served as Chief Financial Officer from May 1987 to June 1990, and Executive Vice President from October 1987 to June 1990, when he was designated Chief Executive Officer of the Company. Mr. Barry is also a Director and Chief Executive Officer of the MA, CBC, EPS and XCX, Inc. wholly-owned subsidiaries. From August 1981 to June 1991, Mr. Barry was a lecturer and investment counselor for Dynamic Seminars, a firm he founded in 1981, and Basics Financial Planning and Investments, a firm he founded in 1983. From 1972 to 1974, Mr. Barry owned and operated a recording business and from 1975 to 1981 was employed as the Director of Marketing and Sales with Financial Dynamics, a financial planning firm located in Covina, California. Mr. Barry attended Oklahoma State University from 1969 to 1970, majoring in Accounting and Ozark Bible College from 1970 to 1972, majoring in music.

ALICE L. CHEUNG, age 44, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining the Company, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

LAWRENCE M. BROWN, age 50, joined the Company in 1997 and was appointed Vice President and Chief Information Officer in 1999. Prior to joining the Company, Mr. Brown was founder and sole proprietor of Cypress Productivity Systems, an educational consultancy focused on software engineering processes and project management methodologies. Mr. Brown served Unisys Corporation for eighteen years in various roles in Professional Services, Engineering, and Marketing, with his last position as Director of Software Engineering. Mr. Brown holds a BA degree in English and a BS degree in physics from Rhodes College in Memphis, Tennessee, as well as an MDiv from Claremont School of Theology in Claremont, California.

JESSE FONG, age 50, has served as Vice President of Information Systems since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 53, has served as Vice President of Check Services since June 1990. Previous to this capacity, he was Vice President of Operations for the Company from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

GEOFFREY MASAKI, age 54, joined the Company in July 1997 and was appointed Vice President of Special Programs in December 2000. He has also served the Company as Senior Project Leader, Terminal Software Development and as Director of Special Programs, managing web-based projects. Mr. Masaki received a BA degree in mathematics from Occidental College in Los Angeles in 1968 and an MS degree in Computer Science from the University of Maryland in 1975. Mr. Masaki has been performing technical and management duties in the computer industry since 1969, most recently as Senior Systems Analyst at Software Dynamics, Inc. from 1992 to 1997.

RICK SLATER, age 41, joined the Company in May 1995 as Vice President of Computer Based Controls, Inc. (CBC). Mr. Slater was appointed President of CBC in December 1995, Vice President of ECHO in November 1998 and Chief Technology Officer in October 1999. Prior to joining the Company, Mr. Slater was President of Slater Research, which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. While a group leader at Aiken Advanced Systems, Mr. Slater held a TS/SCI security clearance and developed numerous military signal collection systems installed throughout the world. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

PATRICIA  M.  WILLIAMS, age 36, joined the Company in September 1996, serving as
Director of Program Management and was appointed Vice President of Corporate Program Management in October 1997. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles. Ms. Williams holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 57, has served as Vice President of Credit Card Services since June 1994 and was Director of Bankcard Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

DONNA L. REHMAN, age 52, joined the Company in 1988 and has served as Corporate Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

R. MARSHALL FROST, age 54, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar and a certified broker with the California Department of Real Estate.

ARISTIDES W. GEORGANTAS, age 57, has served as a Director since February 1999. Mr. Georgantas was Executive Vice President and Chief Operating Officer, Global Asset Management/Private Banking, and Chairman and Chief Executive Officer of Chemical Bank New Jersey, NA. He had also served as President and Chief Operating Officer of Horizon Bancorp and subsidiaries and Princeton Bank. His affiliations include Director of Blue Cross Blue Shield of New Jersey; Director of Glenmede Trust Company; Director of the Foundation for New Jersey Public Broadcasting; and Director of Mathematica Policy Research, Inc. Mr. Georgantas is a graduate of the University of Massachusetts and the Columbia University Graduate School of Business.

CARL W. SCHAFER, age 65, has been a Director since July 1986. Mr. Schafer was Financial Vice President and Treasurer (Chief Financial Officer) of Princeton University from July 1976 to October 1987. From October 1987 to April 1990, Mr. Schafer was a Principal of Rockefeller & Co., Inc. of New York, an investment management firm. He is a Director of The Atlantic Foundation and Harbor Branch Institution and became President of the Atlantic Foundation in April 1990. Mr. Schafer also holds the following positions: Director/Trustee of the Paine Webber and Guardian Families of Mutual Funds; Director of Roadway Express, Inc., a trucking company; Director of Frontier Oil Corporation, an oil refiner; Director of Nutraceutix, Inc., a bio technology company; Director of Labor Ready, Inc., a provider of temporary labor; and Chairman of The Johnson Atelier and School Of Sculpture. He graduated from the University of Rochester in 1958, and served with the U.S. Bureau of the Budget, successively, as Budget Examiner, Legislative Analyst, Deputy Director and Director of Budget Preparation. He resides in Princeton, New Jersey.

HERBERT L. LUCAS, age 75, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul
Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He was formerly a member of the Board of Trustees of Princeton University.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The annual meeting of stockholders was held on February 2, 2001, and the election of directors was held at that time.


ITEM  11.     EXECUTIVE  COMPENSATION

The following table sets forth the total compensation paid and stock options offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 2001, 2000 and 1999.

                                                              Annual        Long  Term
                                                          Compensation     Compensation
                                                      -------------------  -------------
                                                                             Securities
                          Capacities in                                      Underlying
Name                      Which Served       Year     Salary[1]    Bonus     Options[2]
-----------------------  ---------------  ----------  ----------  -------  -------------

Joel M. Barry            Chairman/Chief         2001  $  203,000  $25,000         12,500
                         Executive Officer      2000     190,000  50,000          12,500
                                                1999     159,166  52,500          75,000


Alice L. Cheung          Chief Financial        2001  $  104,750   10,000          5,000
                         Officer/Treasurer      2000      99,500   14,250          2,500
                                                1999      94,416   12,000          5,000

Rick Slater              Vice President         2001  $  117,850    7,000          2,500
                                                2000     113,300   13,200          5,000
                                                1999     110,000   10,000          5,000

Lawrence Brown           Vice President         2001  $  103,750   10,000          7,500
                                                2000     100,000   12,750         10,000
                                                1999      88,600      -0-          5,000

Jack Wilson              Vice President         2001  $   91,250   10,000          7,500
                                                2000      83,750    9,600          5,000
                                                1999      75,791    7,500          5,000

Patricia M. Williams     Vice President         2001  $   96,500   10,000         10,000
                                                2000      84,500   12,000          5,000
                                                1999      72,083      -0-          5,000

_______________________

[1] The Company provides Mr. Barry and Mr. Wilson with an automobile. Mr. Barry, Ms. Cheung, Mr. Slater, Mr. Brown, Mr. Wilson and Ms. Williams are participants of a Company sponsored 401(K) plan. There has been no compensation paid other than that indicated in the above table.
[2]  None  of  these  options  have  been  exercised  (see "Stock Option Plan").

FISCAL  2001  OPTION  GRANTS  TABLE

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 2001. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.

                                                                              Potential  Realization
                                                                                 Value at  Assumed
                                                                                 Annual  Rates  of
                                                                                    Stock  Price
                                  Percent  of                                    Appreciation  for
                                 Total Granted     Exercise                        Option  Term
                      Options   to Employees in     Price     Expiration  --------------------------------
Name                  Granted     Fiscal Year     per share      Date           5%              10%
--------------------  -------  -----------------  ----------  ----------  ---------------  ---------------

Joel M. Barry          12,500             14.84%  $     2.84    12/20/10  $        9,750   $       21,625
Alice L. Cheung         5,000              5.93%  $     2.84    12/20/10  $        3,900   $        8,650
Rick Slater             2,500              2.97%  $     2.84    12/20/10  $        1,950   $        4,325
Lawrence M. Brown       7,500              8.90%  $     2.84    12/20/10  $        5,850   $       12,975
Jack Wilson             7,500              8.90%  $     2.84    12/20/10  $        5,850   $       12,975
Patricia M. Williams   10,000             11.87%  $     2.84    12/20/10  $        7,800   $       17,300

The following table sets forth the number of unexercised options held by the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 2001. No options have been exercised.

AGGREGATED  OPTION/SAR  EXERCISES  AND  FISCAL-YEAR  OPTION/SAR  VALUE  TABLE

                                                                Value of
                                                Number  of     unexercised
                          Shares               unexercised     in-the-money
                      acquired on    Value     options/SARS    Options/SARS
Name                  exercise #   realized $    FY-end #    at FY-end $[1]
--------------------  -----------  ----------  ------------  ---------------
Joel M. Barry                 -0-  $      -0-       197,500  $        53,625
Alice L. Cheung               -0-  $      -0-        50,000  $           -0-
Rick Slater                   -0-  $      -0-        58,000  $         6,825
Lawrence M. Brown             -0-  $      -0-        32,500  $           -0-
Jack Wilson                 2,500  $    5,000        40,000  $         3,375
Patricia M. Williams          -0-  $      -0-        35,000  $           -0-

[1] Based on the closing sales price of the Common Stock on September 30, 2001 of $2.15 per share, less the option exercise price.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

No interlocking relationship exists between the Company's Board of Directors or Executive Officers Compensation Committee and the board of directors or compensation committee of any other company.

DIRECTOR  COMPENSATION

Each outside director received $15,000 and 3,750 shares of Common Stock in fiscal 2001; $15,000 and 1,465 shares of Common Stock in fiscal 2000; and $15,000 and 1,364 shares of Common Stock in fiscal 1999. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

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

The Company has a contributory 401(K) Retirement Pension Plan, which covers all employees who are qualified under the plan provisions.


STOCK  OPTION  PLAN

On May 13, 1992, the Company's Board of Directors authorized adoption of an Officers and Key Employees Incentive Stock Option Plan ("Plan"), ratified by the shareholders at the Annual Meeting held July 10, 1992. The Plan provided for the issuance of up to 81,250 stock options, each to purchase one share of the Common Stock for $3.40 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like.

On November 18, 1996, the Company's Board of Directors authorized an increase in the Plan to 843,750 options and was ratified by the shareholders at the Annual Meeting held in February 1997.

On February 4, 1999, the Company's Board of Directors authorized an increase in the Plan to 1,343,750 options and was ratified by the shareholders at the Annual Meeting held in February 1999.

With the exception of the foregoing, the Company has no stock option plans or other similar or related plans in which any of its officers or directors participate.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

As of November 15, 2001, there were 5769,873 shares of the Company's Common Stock outstanding. To the Company's knowledge, no individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's officers and directors, individually, and as a group, as of November 15, 2001.

                                      Amount and           Percentage of
                                 Nature of Beneficial  Outstanding Stock[1]
Name and Address                      Ownership            At 11/15/01
-------------------------------  --------------------  ---------------------
  Joel M. Barry                            235,812[2]                  3.93%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Lawrence M. Brown                         32,500[2]                  0.56%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Alice L. Cheung                           52,500[2]                  0.90%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Jesse Fong                                16,278[2]                  0.28%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  R. Marshall Frost                          3,750[2]                  0.06%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Aristides W. Georgantas                       6,579                  0.11%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  David Griffin                             33,186[2]                  0.58%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Herbert L. Lucas                       66,687[3][4]                  1.14%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Geoffrey Masaki                            9,475[2]                  0.16%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Donna L. Rehman                           12,500[2]                  0.21%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Carl W. Schafer                           36,729[3]                  0.63%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Rick Slater                               58,500[2]                  1.00%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Patricia M. Williams                      35,000[2]                  0.60%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

Jack Wilson                              43,575[2][5]                  0.74%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  All officers and directors
  as a group (14 persons)                     643,071                 10.16%


______________________________

[1] Outstanding Common Shares with effect given to conversion of preferred stock and options described in footnotes 2 through 5.
[2] Includes options according to the terms of the Incentive Stock Option Plan. See "Item 11. Executive Compensation".
[3]  Includes  options  granted  to  outside  directors.
[4] Includes 17,972 shares indirectly owned by Mr. Lucas through a trust for his wife.
[5]  Includes  530  shares  indirectly  owned  by  Mr.  Wilson through his wife.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There were no related-party transactions.

                                     PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8K

(a)  The  following  documents  are  filed  as  part  of  this  report:

   (1)  Consolidated Financial Statements                                   Page
                                                                            ----

          Report  of  Independent  Accountants. . . . . . . . . . . . . . .  F-1

          Consolidated  Balance  Sheet  at September 30, 2001 and 2000. . .  F-2

          Consolidated Statement of Operations for each of the three years in the period ended September 30, 2001. . . . . . . . . . . . . .  F-3

          Consolidated Statement of Changes in Stockholders' Equity
          for each of the three years in the period ended September
          30, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

          Consolidated Statement of Cash Flows for each of the three years in  the  period  ended  September  30,  2001. . . . . . . . . . .  F-5

          Notes  to  Consolidated  Financial  Statements. . . . . . . . . .  F-6

     (2)  Financial  Statement  Schedules:

          Schedule  II - Valuation and Qualifying Accounts and Reserves . .  S-1


All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports  on  Form  8K  for  fourth  quarter  ending  September  30,  2001:




     Date  of  Filing     Item  Reported
     ----------------     --------------

July  18,  2001     On  July  16, 2001, the company received Nasdaq notification that the Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market pursuant to various exceptions. Additionally, the Board of Director approved a one-for-four (1:4) stock split, subject to shareholder approval at a special meeting of shareholders to be held on September 7, 2001.

September 7, 2001   On September 7, 2001, the Company's shareholders approved
                    a one-for-four (1:4) reverse split of the Company's common stock. The reverse split will affect shareholders of record at the close of business on Monday, September 10, 2001.

(c)  Exhibits:

 Exhibit
 Number     Description  of  Document
-------     -------------------------

1.1 Form of Underwriting Agreement between the Company and J.W. Gant & Associates, Inc. [3]
1.2          Form  of  Agreement  among  Underwriters.  [3]
1.3          Form  of  Selected  Dealer's  Agreement.  [3]
2.1 Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[9]
2.2 Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[10]
3.1 Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. [1]
3.2 Certificate of Amendment to Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on September 1, 1983. [1]
3.3 Certificate of Amendment of Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on January 17, 1986. [1]
3.4          By-Laws  of  Bio  Recovery  Technology,  Inc.  [1]
4.1 Proposed Form of Purchase Option between the Company and J.W. Gant & Associates, Inc. [3]
4.2          Specimen  Common  Stock  Certificate.  [3]
10.35 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. [8]
10.36 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and The Berkshire Bank, dated July 31, 1997. [8]
10.41 Copy of Processing and Software Development and License Agreement between Electronic Clearing House, Inc. and National Bank Drafting Systems, Inc., dated October 22, 1999.[10]
10.42 Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International, dated January 1, 2000.[10]
10.44 Copy of Electronic Check Services Agreement between Electronic Clearing House, Inc. and National Bank Drafting Systems, Inc., dated May 17, 2000.[10]
10.46 Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[10]
10.47 Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[10]
10.48 Copy of POS Check Third Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc., dated December 12, 2000.
10.49 Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing House, Inc., dated April 19, 2001
10.50 Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc., dated October 1, 2001.
22.0         Subsidiaries  of  Registrant.  [2]

_________________________________

[1] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
[2] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference.
[3] Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
[4] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference.
[5] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference.
[6] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference.

[7] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1996 and incorporated herein by reference.
[8] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
[9] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
[10] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



          ELECTRONIC  CLEARING  HOUSE,  INC.


          By:  \s\  Joel  M.  Barry
               --------------------
                Joel  M.  Barry,  Chief  Executive
                Officer  and  Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


            SIGNATURE                      TITLE                    DATE
            ---------                      -----                    ----




\s\  Joel  M.  Barry              Chairman  of  the  Board   ) December 21, 2001
-----------------------------     and Chief Executive Officer)
     Joel  M.  Barry                                         )
                                                             )
                                                             )
\s\  Carl  W.  Schafer            Director                   )
-----------------------------                                )
     Carl  W.  Schafer                                       )
                                                             )
                                                             )
                                                             )
\s\  Herbert  L.  Lucas,  Jr.     Director                   )
-----------------------------                                )
     Herbert  L.  Lucas,  Jr.                                )
                                                             )
                                                             )
                                                             )
\s\  Alice  L.  Cheung            Chief  Financial  Officer  )
----------------------            and  Treasurer             )
     Alice  L.  Cheung                                       )
                                                             )
                                                             )
                                                             )
\s\  Marjan  Hewson               Controller                 )
-----------------------------                                )
     Marjan  Hewson                                          )

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 34 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



\S\ PRICEWATERHOUSECOOPERS LLP


Los Angeles
December 3, 2001


                                      F 1

                                    ELECTRONIC CLEARING HOUSE, INC.

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                                                                   September  30,
                                                                                   --------------
                                                                                2001          2000
                                                                            ------------  ------------
                                     ASSETS
                                    --------
Current assets:
  Cash and cash equivalents                                                 $ 4,147,000   $ 3,941,000
  Restricted cash                                                             1,410,000     1,017,000
  Accounts receivable less allowance of $313,000 and $380,000                 1,864,000     1,911,000
  Inventory                                                                     573,000       594,000
  Prepaid expenses and other assets                                             137,000       132,000
                                                                            ------------  ------------
Total current assets                                                          8,131,000     7,595,000
Noncurrent assets:
  Long term receivables                                                          21,000        19,000
  Property and equipment, net                                                 3,754,000     2,949,000
  Real estate held for investment                                               252,000       252,000
  Deferred tax asset                                                            778,000     1,214,000
  Other assets, net                                                             800,000       411,000
  Goodwill, net                                                               5,185,000     4,573,000
                                                                            ------------  ------------

          Total assets                                                      $18,921,000   $17,013,000
                                                                            ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Short-term borrowings and current portion of
   long-term debt                                                           $   240,000   $   177,000
  Accounts payable                                                              135,000       120,000
  Settlement payable to merchants                                               618,000       170,000
  Accrued expenses                                                            1,395,000     1,046,000
  Deferred income                                                                50,000        53,000
                                                                            ------------  ------------
          Total current liabilities                                           2,438,000     1,566,000
Long-term debt                                                                  744,000       767,000
                                                                            ------------  ------------
          Total liabilities                                                   3,182,000     2,333,000
                                                                            ------------  ------------
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized
    Series "K", 25,000 and 25,000 shares issued and outstanding,                    -0-           -0-
  Common stock, $.01 par value, 36,000,000 shares authorized;
    5,809,121 and 5,472,009 shares issued; 5,769,873 and 5,432,734
    shares outstanding                                                           58,000        55,000
Additional paid-in capital                                                   21,260,000    20,638,000
Accumulated deficit                                                          (5,110,000)   (5,544,000)
Less treasury stock at cost, 39,248 and 39,275 common shares                   (469,000)     (469,000)
                                                                            ------------  ------------

          Total stockholders' equity                                         15,739,000    14,680,000
                                                                            ------------  ------------

          Total liabilities and stockholders' equity                        $18,921,000   $17,013,000
                                                                            ============  ============

          See accompanying notes to consolidated financial statements.


                                      F 2

                               ELECTRONIC CLEARING HOUSE, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------

                                                           Year  ended  September  30,
                                                           ---------------------------
                                                        2001          2000          1999
                                                    ------------  ------------  ------------
REVENUES:
    Processing revenue                              $14,719,000   $14,917,000   $13,222,000
    Transaction revenue                              14,377,000    10,760,000     8,101,000
    Terminal sales                                      447,000     2,459,000     2,106,000
    Other revenue                                       400,000       204,000       399,000
                                                    ------------  ------------  ------------
                                                     29,943,000    28,340,000    23,828,000
                                                    ------------  ------------  ------------

COSTS AND EXPENSES:
    Processing and transaction expense               19,239,000    18,128,000    14,778,000
    Cost of terminals sold                              419,000     1,790,000     1,166,000
    Other operating costs                             3,538,000     3,231,000     2,424,000
    Selling, general and administrative expenses      5,760,000     4,816,000     4,176,000
    Amortization expense - goodwill                     424,000       359,000        92,000
                                                    ------------  ------------  ------------

                                                     29,380,000    28,324,000    22,636,000
                                                    ------------  ------------  ------------

Income from operations                                  563,000        16,000     1,192,000
Interest income                                         187,000       284,000       180,000
Interest expense                                        (81,000)      (88,000)      (85,000)
Gain on sale of asset                                   350,000       312,000           -0-
                                                    ------------  ------------  ------------

Income before (provision) benefit for income taxes    1,019,000       524,000     1,287,000

(Provision) benefit for income taxes                   (585,000)     (233,000)    1,331,000
                                                    ------------  ------------  ------------

NET INCOME                                          $   434,000   $   291,000   $ 2,618,000
                                                    ============  ============  ============

    Earnings per share - Basic                      $      0.07   $      0.06   $      0.58
                                                    ============  ============  ============

    Earnings per share - Diluted                    $      0.07   $      0.05   $      0.45
                                                    ============  ============  ============


    Shares used in computing basic
    earnings per share                                5,797,120     5,257,393     4,535,777
                                                    ============  ============  ============

    Shares used in computing diluted
    earnings per share                                5,963,808     5,825,097     5,824,871
                                                    ============  ============  ============

            See  accompanying  notes  to  consolidated  financial  statements.


                                      F 3

                                            ELECTRONIC CLEARING HOUSE, INC.


                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              ----------------------------------------------------------

                                                  Stock                          Additional
                               -----------------------------------------------    Paid-in     Treasury   Accumulated
                                Treasury     Common    Preferred     Amount       Capital      Stock       Deficit        Total
                               ----------  ----------  ----------  -----------  -----------  ----------  ------------  -----------


Balance at September 30, 1998      1,560   3,780,136     516,511   $   43,000   $14,253,000  $     -0-   $(8,453,000)  $ 5,843,000

Exercise of warrants                         162,500                    2,000       258,000                                260,000
Exercise of stock options                    226,250                    2,000       554,000                                556,000
Conversion of preferred to
common                                       545,555    (451,511)       1,000        (1,000)                                   -0-
Issuance of common stock to
  outside directors                            4,091                                 45,000                                 45,000
Issuance of common stock -
 acquisition                                  250,000                    2,000    1,998,000                              2,000,000
Purchase of treasury stock        19,918                                                      (138,000)                   (138,000)
Net income                                                                                                 2,618,000     2,618,000
                               ----------  ----------  ----------  -----------  -----------  ----------  ------------  -----------

Balance at September 30, 1999     21,478   4,968,532      65,000       50,000    17,107,000   (138,000)   (5,835,000)   11,184,000

Exercise of warrants                          87,500                    1,000       139,000                                140,000
Exercise of stock options                    116,583                    1,000       248,000                                249,000
Conversion of preferred to
 common                                       40,000     (40,000)                                                             -0-
Issuance of common stock to
 outside directors                             4,394                                 45,000                                45,000
Issuance of common stock -
acquisition                                  255,000                    3,000     3,099,000     3,102,000
Purchase of treasury stock        17,797                                                         (331,000)               (331,000)
Net income                                                                                                   291,000     291,000
                               ----------  ----------  ----------  -----------  -----------  ----------  ------------  -----------

Balance at September 30, 2000     39,275   5,472,009      25,000       55,000    20,638,000   (469,000)   (5,544,000)   14,680,000

Exercise of stock options                     15,000                                 47,000                                 47,000
Issuance of common stock to
  outside directors                           11,250                                 45,000                                 45,000
Issuance of common stock -
acquisition                                   21,166                                 85,000                                 85,000
Issuance of performance stock                375,000                    4,000       776,000                                780,000
Re-issuance of treasury stock        (27)                                                                                      -0-
Common stock repurchase                      (85,304)                  (1,000)     (331,000)                              (332,000)
Net income                                                                                                   434,000       434,000
                               ----------  ----------  ----------  -----------  -----------  ----------  ------------  -----------

Balance at September 30, 2001     39,248   5,809,121      25,000   $   58,000   $21,260,000  $(469,000)  $(5,110,000)  $15,739,000
                               ==========  ==========  ==========  ===========  ===========  ==========  ============  ===========


                               See  accompanying  notes  to  consolidated  financial  statements.


                                      F 4

                                        ELECTRONIC CLEARING HOUSE, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------

                                                                            Year  ended  September  30,
                                                                            ---------------------------
                                                                        2001          2000          1999
                                                                    ------------  ------------  ------------

Cash flows from operating activities:
  Net income                                                        $   434,000       291,000     2,618,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                                          488,000       325,000       271,000
  Amortization of software                                              433,000       233,000       128,000
  Amortization of goodwill                                              414,000       352,000        89,000
  Provisions for losses on accounts and
    notes receivable                                                    326,000       586,000       443,000
  Provision (benefit) for deferred income taxes                         436,000       178,000    (1,392,000)
  Fair value of stock issued in
    connection with director's compensation                              45,000        45,000        45,000
  Gain on sale of asset                                                (350,000)     (312,000)          -0-
Changes in assets and liabilities, net of effects of acquisitions:
  Restricted cash                                                      (393,000)     (281,000)      (85,000)
  Accounts receivable                                                  (307,000)     (824,000)     (790,000)
  Inventory                                                              21,000       (14,000)      139,000
  Prepaid expenses and other current assets                              (5,000)      (27,000)      (45,000)
  Accounts payable                                                       15,000       (53,000)      (46,000)
  Settlement payable to merchants                                       448,000       170,000           -0-
  Accrued expenses                                                      349,000       128,000       (98,000)
  Deferred income                                                        (3,000)       (9,000)     (421,000)
  Other receivable                                                       (2,000)          -0-       (18,000)
                                                                    ------------  ------------  ------------
  Net cash provided by operating activities                           2,349,000       788,000       838,000
                                                                    ------------  ------------  ------------
Cash flows from investing activities:
  Other assets                                                         (458,000)     (139,000)      (83,000)
  Purchase of equipment and software                                 (1,404,000)   (1,246,000)   (1,062,000)
  Increase in notes receivable                                              -0-    (1,027,000)          -0-
  Repayment of notes receivable                                             -0-     1,000,000         5,000
  Proceeds from sale of asset                                           350,000     1,000,000           -0-
  Cash (used for) acquired through acquisition                         (169,000)       80,000           -0-
                                                                    ------------  ------------  ------------

  Net cash used in investing activities                              (1,681,000)     (332,000)   (1,140,000)
                                                                    ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                                   -0-       400,000       540,000
  Repayment of notes payable                                           (130,000)     (156,000)     (590,000)
  Repayment of capitalized leases                                       (47,000)      (48,000)      (50,000)
  Proceeds from common stock warrants exercised                             -0-       140,000       260,000
  Proceeds from exercise of stock options                                47,000       249,000       556,000
  Repurchase of stock                                                  (332,000)          -0-           -0-
                                                                    ------------  ------------  ------------

  Net cash  (used in) provided by financing activities                 (462,000)      585,000       716,000
                                                                    ------------  ------------  ------------

Net increase in cash                                                    206,000     1,041,000       414,000
Cash and cash equivalents at beginning of period                      3,941,000     2,900,000     2,486,000
                                                                    ------------  ------------  ------------

Cash and cash equivalents at end of period                          $ 4,147,000   $ 3,941,000   $ 2,900,000
                                                                    ============  ============  ============

                    See accompanying notes to consolidated financial statements.


                                      F 5

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE  1  -  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------------------------

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The Company provides credit card authorizations, electronic deposit services, check guarantee, check verification, check conversion, check collection, inventory tracking services and various Internet services to retail and wholesale merchants, and U-Haul dealers across the nation. In addition, the Company develops and sells electronic terminals for use by its customers and other processing companies. The Company has four active wholly owned subsidiaries: ECHO Payment Services, Inc. (formerly GCLC Corporation), Computer Based Controls, Inc., MERCHANTAMERICA (formerly NCCR), XPRESSCHEX, Inc. (the combined entity of Magic Software Development, Inc. and Rocky Mountain Retail Systems, Inc.).

The  following  comments  describe  the  more  significant  accounting policies.

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents consist of unrestricted balances only. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted  Cash
----------------

Under the terms of the processing agreements with the Company's primary processing banks, the Company maintains several cash accounts as a reserve against chargeback losses. As processing fees are received by the processing banks, they are allocated per the processing agreement to the reserve accounts.

Accounts  Receivable  Chargeback
--------------------------------

Accounts receivable chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. A reserve is estimated based upon a historically-determined percentage of gross credit card processing volume and actual losses experienced.

Inventory
---------

Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventory consists of terminals and printers held for sale or lease and related component parts.

Property  and  Equipment
------------------------

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


                                      F 6

-------

               Building                                39  years
               Computer equipment and software 3-5 years Furniture, fixtures and equipment 5 years
               Building  improvements                  10  years


Other  Assets
-------------

Other Assets consist primarily of patents and deposits. Costs related to obtaining a patent are capitalized and amortized over the life of the patent.

Software  Development  Costs
----------------------------

Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with the software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs are amortized using the straight-line method over the lesser of three years or estimated useful life.

Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Goodwill
--------

Goodwill represents the excess of purchase price over net assets acquired in the acquisition of XPRESSCHEX and Rocky Mountain Retail Systems and is being amortized on a straight-line basis over estimated useful lives of 10 years and 15 years, respectively.

Long-Lived  Assets
------------------

When circumstance indicates, the Company reviews its long-lived assets for impairment using estimated undiscounted future cash flows associated with such assets. An impairment loss would be determined as the difference between the fair values and the carrying amounts of the assets. Management believes no such impairment has occurred as of September 30, 2001 and 2000.

Revenues  and  Expenses
-----------------------

All processing and transaction revenues are recognized at the time the transactions are processed by the merchant. Processing costs paid to banks are included in costs and expenses. Terminal sales are recorded when product is shipped and title transferred to the customer.

The Company expensed $272,000, $528,000, and $433,000 for the years ended September 30, 2001, 2000 and 1999, respectively for bankcard processing chargeback losses. The Company provided for other uncollectible leases and notes receivable balances of $7,100, $35,000 and $48,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

The Company has one customer that accounted for approximately $2,493,000, $4,082,000, and $2,898,000 of revenues for the years ended 2001, 2000 and 1999, respectively. The revenues for this customer are recorded as part of the bankcard transaction fees and terminal sales and lease segments.

In June 2001, the Company sold all the ownership interest of a select group of the Company's credit card processing merchants to a financial institution. In consideration of this sale, the Company received cash proceeds of $350,000 and thereby recognized a $350,000 gain on the sale of an asset. The sale was non-recourse and will not have any material impact on the future revenue stream of the Company.


                                      F 7

-------

Income  Taxes
-------------

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

Reverse  Stock  Split
---------------------

On September 7, 2001, the Company's board of directors authorized and the shareholders approved a reverse stock split, effective September 11, 2001, whereby every four shares of common stock were converted into one share of common stock. Unless otherwise indicated, all references in the consolidated financial statements to the average number of common shares and related per share amounts have been restated to reflect the reverse stock split.

Net  Income  Per  Share
-----------------------

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

Stock-Based  Compensation
-------------------------

The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123. The pro forma disclosure required by FAS 123 is included in Note 10.

Compensation expense is recognized in association with the issuance of stock options for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the period the officer or director performs the related service.

Accounting  Estimates
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair  Value  of  Financial  Instruments
---------------------------------------

The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".


NOTE  2  -  STATEMENT  OF  CASH  FLOWS:
--------------------------------------

                              September  30
                              -------------
                       2001      2000       1999
                     -------    -------    -------
Cash  paid  for:
  Interest           $81,000    $88,000    $85,000
  Income  taxes       72,000     40,000     64,000


Significant  non-cash  transactions  for  fiscal  2001  are  as  follows:

     - 21,116 shares of common stock valued at $85,000 were issued for the purchase of certain National Check Network, Inc. assets.


                                      F 8

-------

     - In September 2001, the Company's Board of Directors approved a one-for-four (1:4) reverse stock split. As stipulated in the Merger Agreement, this event triggered the issuance of the remaining 375,000 performance shares to the RMRS selling shareholders. The performance shares were valued at $780,000, based on the market price on the date of stock issuance, and recorded on the books as goodwill to be amortized over fifteen years.

     -    Capital  equipment  of  $216,000  was  acquired  under capital leases.

Significant  non-cash  transactions  for  fiscal  2000  are  as  follows:

     - In connection with two business acquisition transactions, the Company issued 255,000 shares of common stock with a market value of $3,102,000.

     - The Company acquired 17,797 shares of its common stock valued at $331,000 for repayment of a note receivable.

Significant  non-cash  transactions  for  fiscal  1999  are  as  follows:

     -    Capital  equipment  of  $43,000  was  acquired  under  capital leases.

     - In connection with a business acquisition transaction, the Company issued 250,000 shares of common stock with a market value of $2 million.

     - The Company acquired 19,918 shares of its common stock valued at $138,000 as a result of a chargeback receivable settlement.


NOTE  3  -  INVENTORY
---------------------

The  components  of  inventory  are  as  follows:

                                     September  30
                                  ------------------
                                    2001      2000
                                  --------  --------

Raw materials                     $ 62,000  $ 98,000

Finished goods                     529,000   499,000
                                  --------  --------

                                   591,000   597,000

Less: Allowance for obsolescence    18,000     3,000
                                  --------  --------

                                  $573,000  $594,000
                                  ========  ========

NOTE  4  -  PROPERTY  AND  EQUIPMENT:
------------------------------------

Property  and  equipment  are  comprised  of  the  following:


                                      F 9

------

                                                       September  30
                                                       --------------
                                                      2001           2000
                                                  -------------  ------------

Land and building                                 $    880,000   $   880,000
Computer equipment and software                      5,541,000     3,802,000
Furniture, fixtures and equipment                      977,000     1,023,000
Building improvements                                  281,000       271,000
Tooling equipment                                      285,000       285,000
Auto                                                    16,000           -0-
                                                  -------------  ------------
Cost                                                 7,980,000     6,261,000
Less:  accumulated depreciation and amortization   ( 4,226,000)   (3,312,000)
                                                  -------------  ------------

Net book value                                    $  3,754,000   $ 2,949,000
                                                  =============  ============

Included in property and equipment are assets under capital lease of $425,000 and $209,000 at September 30, 2001 and 2000, with related accumulated amortization of $165,000 and $119,000, respectively, and capitalized software development costs of $2,037,000 and $1,120,000, with related accumulated amortization of $873,000 and $485,000, respectively.


NOTE  5  -  INCOME  TAXES
-------------------------

The  (provision)  benefit for income taxes consists of the following components:

                                                       September 30
                                                        ------------
                                                2001        2000        1999
                                             ----------  ----------  -----------

Current federal taxes                        $ (29,000)  $  (4,000)  $  (11,000)
Current state taxes                           (120,000)    (51,000)     (50,000)
Deferred taxes                                (436,000)   (178,000)   1,392,000
                                             ----------  ----------  -----------

  Total (provision) benefit for income taxes $(585,000)  $(233,000)  $1,331,000
                                             ==========  ==========  ===========

The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended September 30 principally due to the following:

                                      September  30
                                      -------------
                                  2001    2000      1999
                                 ------  -------  ---------


U.S. Federal statutory tax rate  34.00%   34.00%     34.00%
Add (deduct):
Non-deductible goodwill           14.3%    22.8%       0.7%
State and local taxes              8.3%     7.1%       6.3%
Valuation allowance                  0%  (19.3%)   (144.6%)
All other                          0.8%   (0.1%)       0.2%
                                 ------  -------  ---------

Effective tax rate               57.40%   44.53%  (103.42%)
                                 ======  =======  =========



During the year ended September 30, 2000, the Company recognized the income tax benefit of a reserve established against the value of certain real estate owned by it. In addition, during the year ended September 30, 1999, the Company released its previously established valuation allowance against deferred tax assets, as a result of a return to profitability and tax planning strategies.

Components of the deferred tax asset include:


                                      F 10

------

                                     September  30
                                     -------------
                                     2001       2000
                                   --------  ----------

Deferred tax assets:
  Bank organization cost           $    -0-  $   28,000
  Reserve for bad debts              25,000      16,000
  Inventory reserve                   8,000       1,000
  Reserve on real estate            109,000     109,000
  Inventory cost capitalized         54,000         -0-
  State tax expense                  41,000      18,000
  Net operating loss carryforward   390,000     894,000
  Business tax credit               113,000     113,000
  AMT credit                         38,000      35,000
                                   --------  ----------
Total deferred tax assets          $778,000  $1,214,000
                                   ========  ==========

The Company has a federal net operating loss carryforward of $1,147,000 which expires in 2007 through 2011.

NOTE  6  -  BUSINESS  ACQUISITION
---------------------------------


On January 4, 2000, the Company acquired RMRS. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition.

Pursuant to the Merger Agreement, the Company issued a total of 250,000 shares of common stock to the selling shareholders of RMRS. As a result of this transaction, the Company recorded approximately $2,973,000 in goodwill and other acquisition costs which are being amortized over fifteen years.

In September 2001, the Company's Board of Directors approved a one-for-four (1:4) reverse stock split. As stipulated in the Merger Agreement, this event triggered the issuance of the remaining 375,000 performance shares to the RMRS selling shareholders. The performance shares were valued at $780,000, based on the market price on the date of stock issuance, and recorded on the books as goodwill to be amortized over fifteen years.


NOTE  7  -  SHORT-TERM  BORROWINGS  AND  LONG-TERM  DEBT:
--------------------------------------------------------

Short-term  borrowings  and  long-term  debt  consist  of  the  following:

                                                                   September 30
                                                                   -------------
                                                                  2001        2000
                                                               ----------  ----------
Term loan collateralized by corporate headquarters building,
 due February 15, 2009, bearing interest at 7.87% per annum    $ 438,000   $ 480,000

Term loan, collateralized by equipment, due 2005, bearing
 interest at prime rate, 6.5% at September 30, 2001              266,000     346,000

Capital leases                                                   277,000     106,000

Notes payable, bearing interest at 9.5%                            3,000      12,000
                                                               ----------  ----------

                                                                 984,000     944,000
Less:  current portion                                          (240,000)   (177,000)
                                                               ----------  ----------

Total long-term debt                                           $ 744,000   $ 767,000
                                                               ==========  ==========


                                      F 11

-------

The weighted average interest rate on the prime rate term loan for the period it was outstanding during the year ended September 30, 2001 was 8.19%

One of the term loans contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements.

Future  maturities  of  debt  are  as  follows:

     Fiscal  year  ended  September  30
     ----------------------------------

                2002                         $240,000
                2003                          218,000
                2004                          211,000
                2005                           84,000
                2006                           63,000
                thereafter                    168,000
                                              -------
                                             $984,000
                                             ========

NOTE  8  -  ACCRUED  EXPENSES:
-----------------------------

                                                       September 30
                                                      ---------------
Accrued expenses are comprised of the following:     2001        2000
                                                  ----------  ----------

Accrued bankcard fees                             $  136,000  $  145,000
Accrued compensation and taxes                       240,000     187,000
Accrued communication costs                          289,000     117,000
Accrued professional fees                            362,000     166,000
Accrued commission                                   147,000     291,000
Other                                                221,000     140,000
                                                  ----------  ----------
                                                  $1,395,000  $1,046,000
                                                  ==========  ==========

NOTE  9  -  STOCKHOLDERS'  EQUITY:
---------------------------------

Preferred  Stock
----------------

During fiscal 1994, the Company issued 23,511 shares of Series H Preferred Stock (Class H Stock) to two noteholders in exchange for $329,000 of debt and accrued interest. Each share of Class H Stock has a stated value of $14.00 and is convertible into five (5) shares of common stock after adjustment for the one-for-four (1:4) reverse stock split in September 2001. Class H Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. During fiscal 1999, 23,511 shares of Class H Preferred Stock were converted into 117,555 shares of common stock.

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Each share of Class K Stock has a stated value of $2.00 per share and is convertible into one share of common stock after adjustment for the one-for-four (1:4) reverse stock split in September 2001. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. Between fiscal 1997 through 1999, a total of 400,000 shares of Class K Stock were converted into 400,000 shares of the Company's common stock. As of September 30, 2001, there are 25,000 shares of Class K Stock outstanding which are convertible into 25,000 shares of common stock.

During fiscal 1997 and 1998, the Company issued a total of 212,000 shares of Series L Preferred Stock (Class L Stock), for an aggregate price of $1,060,000. Class L Stock has a stated value of $5.00 per share and is convertible into one share of common stock after adjustment for the one-for-four (1:4) reverse stock split in September 2001. Class L Stock has priority in liquidation over the Company's common stock, but is junior in liquidation to all previous classes of preferred stock. Class L and Class K Preferred Stock have no dividend yield and are non-cumulative. Between fiscal 1998 through 2000, a total of 212,000 shares of Class L Stock were converted into 212,000 shares of common stock. As of September 30, 2000, all the Class L Stock had been converted into shares of common stock.


                                      F 12

-------


Stockholders'  Rights  Plan
---------------------------

The Company has a Stockholders' Rights Plan. All stockholders have one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one-hundredth of a share of series A Junior Participating Preferred Stock, no par value ("preferred Stock") of the Company at a price of $2.00 per one one-hundredth of a share of Preferred Stock ("Purchase Price"), after adjustment for the one-for-four (1:4) reverse stock split in September 2001. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 30, 1996 ("Rights Agreement").

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

Earnings  Per  Share
--------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                    September  30
                                                    -------------
                                            2001        2000        1999
                                         ----------  ----------  ----------

Net income:                              $  434,000  $  291,000  $2,618,000

Shares:
  Denominator for basic earnings per
   share - weighted-average shares
   outstanding                            5,797,120   5,257,393   4,535,777

Effect of dilutive securities:
  Employee stock options                    141,688     514,304     964,053
  Warrants                                      -0-      14,848     124,735
  Series H Convertible Preferred Stock          -0-         -0-      37,698
Series K Convertible Preferred Stock         25,000      25,000      91,507
  Series L Convertible Preferred Stock          -0-      13,552      71,101
                                         ----------  ----------  ----------

Dilutive potential common shares            166,688     567,704   1,289,094
                                         ----------  ----------  ----------


                                      F 13

-------


Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions          5,963,808   5,825,097   5,824,871
                                         ==========  ==========  ==========

Basic earnings per share                 $     0.07  $     0.06  $     0.58
                                         ==========  ==========  ==========

Diluted earnings per share               $     0.07  $     0.05  $     0.45
                                         ==========  ==========  ==========

NOTE  10  -  COMMON  STOCK  OPTIONS:
-----------------------------------

The Company has an Incentive Stock Option Plan (the "Plan"), which provides for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant.

Stock  option  activity  during  2001,  2000,  and  1999  was  as  follows:

                                                     Exercise
                                      Options         Price
                                     ---------  -------------------

   Outstanding September 30, 1998     950,250   $ 1.60    -  $ 6.00

    Granted                           161,250     4.00    -    8.00
    Forfeited                         (55,667)    3.64    -    5.88
    Exercised                        (226,250)    2.00    -    3.40
                                     ---------
  Outstanding September 30, 1999      829,583   $ 1.60    -  $ 8.00

    Granted                           106,250     7.00    -   16.48
    Forfeited                         (32,917)    5.76    -   10.24
    Exercised                        (116,583)    1.60    -    4.48
                                     ---------
  Outstanding September 30, 2000      786,333   $ 1.60    -  $16.48

    Granted                            88,750     2.84    -    3.24
    Forfeited                        (165,416)    1.60    -    8.48
    Exercised                         (15,000)    2.00    -    3.40
                                     ---------
  Outstanding September 30, 2001      694,667   $ 1.60    -  $16.48
                                     =========


  Exercisable at September 30, 1999   594,500   $ 1.80    -  $ 5.76
                                     =========
  Exercisable at September 30, 2000   527,500   $ 1.84    -  $10.04
                                     =========
  Exercisable at September 30, 2001   437,000   $ 1.60    -  $16.48
                                     =========
  Options available for grant
    at September 30, 2000             512,750
                                     =========
  Options available for grant
    at September 30, 2001             461,500
                                     =========

All officer and key employee options are granted under the Company's incentive stock option plan, with the exception of 87,500 shares of options granted to three officers, vesting over a period of 3-5 years, which were not granted under the plan. Options granted to outside directors are not included in the incentive stock option plan. The exercise price of both the incentive stock options and directors' options shall be 100% of the fair market value on the date the option is granted. Options granted to outside directors are normally vested immediately. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest.


                                      F 14

--------


The following table summarizes information about stock options outstanding at September 30, 2001:

                            Options  Outstanding               Options  Exercisable
                  ---------------------------------------  --------------------------
                                    Weighted
                                     Average     Weighted                   Weighted
                      Number       Remaining     Average       Number        Average
Range of          Outstanding at  Contractual   Exercise   Exercisable at   Exercise
Exercise Prices   Sept. 30, 2001      Life        Price    Sept. 30, 2001     Price
----------------  --------------  ------------  ---------  ---------------  ---------

1.60 - $2.00            254,000           2.9  $    1.89          253,000  $    1.85
2.84 - $4.24            249,000           4.4  $    3.58           90,000  $    3.87
4.84 - $7.00            121,000           4.9  $    6.10           78,000  $    5.90
8.00 - $16.48            71,000           8.3  $   10.09           16,000  $    9.83
                  --------------                           ---------------

                        695,000           4.3  $    4.07          437,000  $    3.28
                  ==============                           ===============

The weighted average fair value of the options granted under the plan in effect at September 30, 2001, during the fiscal years ended September 30, 2001, 2000 and 1999 were $1.89, $3.20, and $2.88, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal
2001, the risk free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 80.0% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2000, the risk-free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 90.1% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 1999, the risk-free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 88.4%, and the expected dividend yield was 0%, all calculated on a weighted average basis.

On a pro forma basis under the provision of FAS 123, net income and net income per share would have decreased by $321,000 and $0.06 for the year ended September 30, 2001, respectively; net income and net income per share would have decreased by $245,000 and $0.05 for the year ended September 30, 2000, respectively; and net income and net income per share would have decreased by $207,000 and $0.05 for the year ended September 30, 1999, respectively.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES:
--------------------------------------------

Lease  Commitments
------------------

The Company leases real property under agreements which expire at various times over the next three years. The Company's future minimum rental payments for capital and operating leases at September 30, 2001 are as follows:

Fiscal Year                                    Capital Leases   Operating Leases
------------                                   ---------------  ----------------

2002                                           $       130,000  $       162,000
2003                                                    98,000          128,000
2004                                                    81,000           20,000
                                               ---------------  ---------------


  Total minimum lease payments                 $       309,000  $       310,000
                                                                ===============



  Less: imputed interest of 8.6%                        32,000
                                               ---------------
  Present value of net
    minimum lease payment                      $       277,000
                                               ===============

Rent expense for the years ended September 30, 2001, 2000, and 1999 totaled $193,000, $155,000, and $60,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company's discretion.


                                      F 15

NOTE  12  -  LITIGATION
-----------------------

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

The Company is defending a lawsuit filed against the Company in which the plaintiff asserts claims for breach by the Company of its obligations under a Letter of Commitment and interference with the plaintiff's contractual and business relationships. Based upon current information, including facts produced at trial, management, after consultation with legal counsel, believes that the plaintiff's claims are without merit, however, there is no assurance that the ultimate resolutions of these claims will not result in material liability to the Company.


NOTE  13  -  SEGMENT  INFORMATION
---------------------------------

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

                                                     September 30
                                                     -------------
Business Segments                           2001          2000          1999
-----------------                       ------------  ------------  ------------

Revenues:
  Bankcard and Transaction Processing   $25,017,000   $23,902,000   $21,089,000
  Terminal Sales                            447,000     2,459,000     2,431,000
  Check Related Products                  4,479,000     1,979,000       308,000
                                        ------------  ------------  ------------
                                        $29,943,000   $28,340,000   $23,828,000
                                        ============  ============  ============

Operating Income:
  Bankcard and Transaction Processing   $ 1,181,000   $   831,000   $ 1,499,000
  Terminal Sales                           (431,000)      259,000       132,000
  Check Related Products                   (187,000)   (1,074,000)     (439,000)
                                        ------------  ------------  ------------
                                        $   563,000   $    16,000   $ 1,192,000
                                        ============  ============  ============

Depreciation and Amortization:
  Bankcard and Transaction Processing   $   532,000   $   419,000   $   302,000
  Terminal Sales                             39,000        53,000        88,000
  Check Related Products                    764,000       495,000        98,000
                                        ------------  ------------  ------------
                                        $ 1,335,000   $   967,000   $   488,000
                                        ============  ============  ============

Capital Expenditures:
  Bankcard and Transaction Processing   $   821,000   $   742,000   $   938,000
  Terminal Sales                              2,000        20,000        16,000
  Check Related Products                    859,000       613,000       187,000
                                        ------------  ------------  ------------
                                        $ 1,682,000   $ 1,375,000   $ 1,141,000
                                        ============  ============  ============


                                      F 16

--------------------

Total Assets:
  Bankcard and Transaction Processing   $10,111,000   $10,026,000   $ 9,300,000
  Terminal Sales                            876,000     1,038,000     1,381,000
  Check Related Products                  7,934,000     5,949,000     2,251,000
                                        ------------  ------------  ------------
                                        $18,921,000   $17,013,000   $12,932,000
                                        ============  ============  ============

NOTE  14  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements and the results of its operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the impact SFAS 142 will have on its financial statements and the results of its operations.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement establishes a single accounting model for long-lived asset impairment, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company is currently evaluating the impact that SFAS 144 will have on its financial statements and the results of its operations.

NOTE  15  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
----------------------------------------------------

The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended September 30, 2001 and September 30, 2000 (in thousands, except share data):

                                    Year  Ended  September  30,  2001
                                    ----------------------------------
                                   First     Second    Third     Fourth
                                  Quarter   Quarter   Quarter    Quarter
                                  --------  --------  --------  ---------

  Net revenues                    $  6,979  $  7,380  $  7,758  $  7,826
  Gross profit                       2,266     2,788     2,644     2,587
  Income (loss) from operations         63       350       203       (53)
  Net income (loss)                     22       167       282       (37)
  Basic net income (loss) per
    common share                  $   0.00  $   0.03  $   0.05    ($0.01)
  Diluted net income (loss) per
    common share                  $   0.00  $   0.03  $   0.05    ($0.01)


                                      F 17

-------

                                    Year  Ended  September  30,  2000
                                    ----------------------------------
                                    First     Second     Third     Fourth
                                   Quarter    Quarter   Quarter   Quarter
                                  ---------  ---------  --------  --------

  Net revenues                    $  6,205   $  6,574   $  8,022  $  7,539
  Gross profit                       1,749      1,924      2,376     2,373
  Income (loss) from operations        (56)      (288)       299        61
  Net income (loss)                    (19)      (219)       321       208
  Basic net income (loss) per
    common share                  $   0.00     ($0.04)  $   0.06  $   0.04
  Diluted net income (loss) per
    common share                  $   0.00     ($0.04)  $   0.05  $   0.04


                                      F 18

          ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES

                            SCHEDULE VIII TO FORM 10K

            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   REDUCTION IN                             REDUCTION IN
                                                    RESERVE AND                              RESERVE AND
                         BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT
DESCRIPTION              09/30/1998     EXPENSE     RECEIVABLE    09/30/1999     EXPENSE     RECEIVABLE    09/30/2000
-----------------------  -----------  -----------  -------------  -----------  -----------  -------------  -----------
Allowance for
 trade receivables/
 chargeback receivables  $ 1,829,000  $   443,000  $   1,271,000  $ 1,001,000  $   557,000  $   1,178,000  $   380,000

Allowance for
 notes receivable        $   148,000  $         0  $           0  $   148,000  $    29,000  $           0  $   177,000

Allowance for
 obsolete inventories    $   202,000  $         0  $           0  $   202,000  $     3,000  $     202,000  $     3,000

Allowance for
 deferred tax asset      $ 1,713,000  $         0  $   1,713,000  $         0  $         0  $           0  $         0


                                      REDUCTION IN
                                       RESERVE AND
                         CHARGED TO     ACCOUNTS     BALANCE AT
DESCRIPTION                EXPENSE     RECEIVABLE    09/30/2001
-----------------------  -----------  -------------  -----------
Allowance for
 trade receivables/
 chargeback receivables  $   544,000  $     611,000  $   313,000

Allowance for
 notes receivable        $         0  $     177,000  $         0

Allowance for
 obsolete inventories    $    29,000  $      32,000  $         0

Allowance for
 deferred tax asset      $         0  $           0  $         0


                                      F 19