Form 10-Q
period 2001-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2002-02-11
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)
 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

FOR THE PERIOD ENDED DECEMBER 31, 2001

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

                    Yes  X                    No
                        ---


     As of February 1, 2002, there were 5,775,373 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX
                                      -----


                                                                       Page  No.
                                                                       ---------

                          PART I. FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS:



           Consolidated Balance Sheets                                        3
             December 31, 2001 (unaudited) and September 30, 2001

           Consolidated  Statements of Operations                             4
             Three months ended December 31,
             2001 and 2000 (unaudited)

           Consolidated Statements of Cash Flows                              5
             Three months ended December 31, 2001 and 2000 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of                              9
           Financial Condition and Results of Operations


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                     11

           Signatures                                                         12

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------

                                       ELECTRONIC CLEARING HOUSE, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                   ASSETS
                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                    2001            2001
                                                                               --------------  ---------------
Current assets:
    Cash and cash equivalents                                                  $   4,165,000   $    4,147,000
    Restricted cash                                                                1,304,000        1,410,000
    Accounts receivable less allowance of $460,000 and $313,000                    1,774,000        1,864,000
    Inventory, net                                                                   560,000          573,000
    Prepaid expenses and other assets                                                177,000          137,000
                                                                               --------------  ---------------
        Total current assets                                                       7,980,000        8,131,000

Noncurrent assets:
   Long term receivables                                                              16,000           21,000
   Property and equipment, net .                                                   3,985,000        3,754,000
   Real estate held for investment, net                                              252,000          252,000
   Deferred tax asset                                                                758,000          778,000
   Other assets                                                                      803,000          800,000
   Goodwill, net                                                                   5,059,000        5,185,000
                                                                               --------------  ---------------
        Total assets                                                           $  18,853,000   $   18,921,000
                                                                               ==============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current portion of long-term debt                $     254,000   $      240,000
    Accounts payable                                                                 169,000          135,000
    Settlement payable to merchants                                                  695,000          618,000
    Accrued expenses                                                               1,296,000        1,395,000
    Deferred income                                                                   50,000           50,000
                                                                               --------------  ---------------
    Total current liabilities                                                      2,464,000        2,438,000

Long-term debt                                                                       733,000          744,000
                                                                               --------------  ---------------
    Total liabilities                                                              3,197,000        3,182,000
                                                                               --------------  ---------------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.01 par value, 5,000,000 shares authorized;
     Series "K", 25,000 and 25,000 shares issued and outstanding                         -0-              -0-
    Common stock, $.01 par value, 36,000,000 authorized;
    5,814,621 and 5,809,121 shares issued; 5,775,373 and
     5,769,873 shares outstanding                                                     58,000           58,000
    Additional paid-in capital                                                    21,271,000       21,260,000
    Accumulated deficit                                                           (5,204,000)      (5,110,000)
    Less treasury stock at cost, 39,248 common shares                               (469,000)        (469,000)
                                                                               --------------  ---------------
    Total stockholders' equity                                                    15,656,000       15,739,000
                                                                               --------------  ---------------
    Total liabilities and stockholders' equity                                 $  18,853,000   $   18,921,000
                                                                               ==============  ===============

          See accompanying notes to consolidated financial statements

                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS
                                                     ENDED DECEMBER 31,
                                                  ------------------------
                                                     2001         2000
                                                  -----------  -----------
Revenues:
    Processing revenue                            $3,807,000   $3,588,000
    Transaction revenue                            4,039,000    3,192,000
    Terminal sales                                    75,000       98,000
    Other revenue                                        -0-      101,000
                                                  -----------  -----------
                                                   7,921,000    6,979,000
                                                  -----------  -----------
Costs and expenses:
    Processing and transaction expense             5,049,000    4,617,000
    Cost of terminals sold                            76,000       96,000
    Other operating costs                          1,005,000      856,000
    Selling, general and administrative expenses   1,739,000    1,245,000
    Amortization expense - goodwill                  128,000      102,000
                                                  -----------  -----------

                                                   7,997,000    6,916,000
                                                  -----------  -----------
(Loss) income from operations                        (76,000)      63,000

Interest income                                       22,000       63,000
Interest expense                                     (14,000)     (22,000)
                                                  -----------  -----------

(Loss) income before provision for income taxes      (68,000)     104,000


Provision for income taxes                           (25,000)     (82,000)
                                                  -----------  -----------

Net (loss) income                                 $  (93,000)  $   22,000
                                                  ===========  ===========


          (Loss) earnings per share - Basic       $    (0.02)  $     0.00
                                                  ===========  ===========

          (Loss) earnings per share - Diluted     $    (0.02)  $     0.00
                                                  ===========  ===========

          Shares used in computing basic
          (loss) earnings per share                5,769,933    5,432,733
                                                  ===========  ===========

          Shares used in computing diluted
          (loss) earnings per share                5,769,933    5,629,325
                                                  ===========  ===========

     See accompanying notes to consolidated financial statements.

                               ELECTRONIC CLEARING HOUSE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                       THREE MONTHS
                                                                     ENDED DECEMBER 31,
                                                            --------------------------------
                                                                   2001             2000
                                                            -------------------  -----------

Cash flows from operating activities:
    Net (loss) income                                       $          (93,000)  $   22,000
    Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
    Depreciation                                                       149,000      114,000
    Amortization of software                                           107,000       88,000
    Amortization of goodwill                                           128,000      102,000
    Provisions for losses on accounts and notes receivable             153,000      157,000
    Provision for obsolete inventory                                       -0-        3,000
    Provision for deferred income taxes                                 20,000       62,000
Changes in assets and liabilities:
    Restricted cash                                                    106,000      207,000
    Accounts receivable                                                (63,000)     228,000
    Inventory                                                           13,000      (50,000)
    Prepaid expenses and other current assets                          (40,000)       2,000
    Accounts payable                                                    34,000       77,000
    Settlement payable to merchants                                     77,000      (12,000)
    Accrued expenses                                                  (100,000)    (319,000)
    Other receivable                                                     5,000         - 0-
                                                            -------------------  -----------

    Net cash provided by operating activities                          496,000      681,000
                                                            -------------------  -----------

Cash flows from investing activities:
    Other assets                                                       (14,000)      (9,000)
    Purchase of equipment and software                                (391,000)    (321,000)
                                                            -------------------  -----------

    Net cash used in investing activities                             (405,000)    (330,000)
                                                            -------------------  -----------

Cash flows from financing activities:
    Repayment of notes payable                                         (84,000)     (42,000)
    Proceeds from exercise of stock options                             11,000          -0-
                                                            -------------------  -----------
    Net cash used in financing activities                              (73,000)     (42,000)
                                                            -------------------  -----------

Net increase in cash                                                    18,000      309,000

Cash and cash equivalents at beginning of period                     4,147,000    3,941,000
                                                            -------------------  -----------
Cash and cash equivalents at end of period                  $        4,165,000   $4,250,000
                                                            ===================  ===========

          See accompanying notes to consolidated financial statements.

                        ELECTRONIC CLEARING HOUSE, INC.
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

     The accompanying consolidated financial statements as of December 31, 2001, and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2002.


NOTE 2 - (LOSS) EARNINGS PER SHARE:
-----------------------------------

     The Company calculates net (loss) earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                              Three months ended December 31,
                                                     2001         2000
                                                  -----------  ----------
     Net (loss) income                            $  (93,000)  $   22,000
                                                  ===========  ==========

     Shares:
      Denominator for basic earnings per share -
       weighted-average shares outstanding         5,769,933    5,432,733

     Effect of dilutive securities:
      Employee stock options                             -0-      171,592
      Series K Convertible Preferred Stock               -0-       25,000
                                                  -----------  ----------

     Dilutive potential common shares                    -0-      196,592
                                                  -----------  ----------

     Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions               5,769,933    5,629,325
                                                  ===========  ==========

     Basic (loss) earnings per share              $    (0.02)  $     0.00
                                                  ===========  ==========
     Diluted (loss) earnings per share            $    (0.02)  $     0.00
                                                  ===========  ==========

Dilutive common stock equivalents have been excluded from the calculation of diluted loss per share for the three months ended December 31, 2001, as their inclusion would be anti-dilutive to the loss per share calculation.

Approximately 313,750 stock options for the three months ended December 31, 2000, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. However, these common stock equivalents could be dilutive in the future.


NOTE 3 - NON-CASH TRANSACTIONS:
-------------------------------

     Significant non-cash transaction for the three months ended December 31, 2001 was as follows:

          -    Capital  equipment  of $87,000 was acquired under capital leases.

     There were no significant non-cash transactions for the three months ended December 31, 2000.


NOTE 4 - INVENTORY:
-------------------


The components of inventory are as follows:

                                      December 31,   September 30,
                                          2001            2001
                                      -------------  --------------
          Raw materials               $      59,000  $       62,000
          Finished goods                    519,000         529,000
                                      -------------  --------------

                                            578,000         591,000
          Less:
          Allowance for obsolescence         18,000          18,000
                                      -------------  --------------

                                      $     560,000  $      573,000
                                      =============  ==============

NOTE 5 - SEGMENT INFORMATION:
-----------------------------

     The Company currently primarily operates in two business segments:
Bankcard and transaction processing and check-related products, all of which are located in the United States.

     The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on the Company's product lines. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth.

     The Company has consolidated the segment information for terminal sales into the bankcard and transaction processing segment due to the decreased significance of terminal sales.


                                     For the Three Months Ended
                                             December 31,
                                          2001         2000
                                       -----------  -----------
Revenues:
  Bankcard and transaction processing  $6,595,000   $6,056,000
  Check-related products                1,326,000      822,000
  Other                                       -0-      101,000
                                       -----------  -----------
                                       $7,921,000   $6,979,000
                                       ===========  ===========

Operating income (loss):
  Bankcard and transaction processing  $  785,000   $  617,000
  Check-related products                 (114,000)    (128,000)
  Other - corporate expenses             (747,000)    (426,000)
                                       -----------  -----------
                                       $  (76,000)  $   63,000
                                       ===========  ===========

NOTE 6: LITIGATION
------------------

On January 25, 2002, closing arguments in Premier Lifestyle International Corporation v. Electronic Clearing House, Inc. concluded and the case was submitted to the judge for deliberations. The judge strongly encouraged the parties to enter into settlement negotiations during her deliberation. Although management, based upon the advice of legal counsel, believes that the Company has meritorious defenses to this lawsuit, there is no assurance that the ultimate resolution of these claims will not result in material liability to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


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


Three Months Ended December 31, 2001 and 2000
---------------------------------------------

NET LOSS.   Electronic Clearing House, Inc. recorded a net loss of $93,000 for the first quarter of fiscal year 2002 as compared to a net income of $22,000 in the same period last year. Loss before provision for income taxes for the first quarter of fiscal year 2002 was $68,000 versus income before provision for income taxes of $104,000 for the same period last year. Both basic and diluted loss per share were $.02 for the three months ended December 31, 2001, as compared to both basic and diluted earnings per share of nil for the same period last year.

REVENUE.   Total revenue for this quarter was $7,921,000, compared to $6,979,000 for the same period last year, an increase of 13.5%.

Total processing and transaction revenue for this fiscal quarter increased 15.7%, from $6,780,000 in fiscal 2001 to $7,846,000 in fiscal 2002.

Bankcard processing and transaction revenue increased 8.9%, from $6,056,000 in first fiscal quarter 2001 to $6,595,000 for this fiscal quarter. This increase was mainly attributable to an 8.8% increase in bankcard processing volume as a result of the Company's organic merchant growth despite a decrease in consumer spending in this quarter.

Check-related revenues increased from $822,000 for the three months ended December 31, 2000 to $1,326,000 for the three months ended December 31, 2001, an increase of 61.3%. This was attributable to the increased marketplace acceptance of our new check product offerings. Management believes that the growth rate of the check-related business segment will continue to outpace the growth rate of the bankcard and transaction processing business segments in the coming years.

Terminal sales and lease revenue for the three months ended December 31, 2001 was $75,000, which represented an 23.5% decrease from $98,000 for the same fiscal quarter last year. This reflects the Company's growth strategy being focused in the transaction business and not in terminal sales.

Other revenue decreased from $101,000 in the first fiscal quarter 2001 to $0 in this fiscal quarter due to no external customer software development work completed during the current quarter.

COST AND EXPENSES.   Bankcard processing expenses should always reflect the
changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased from $4,617,000 in the first fiscal quarter of 2001 to $5,049,000 in the current fiscal quarter, a 9.4% increase. This was directly related to the 15.7% increase in processing and transaction revenues for the current fiscal quarter as compared to the same period prior year.

Gross margin from processing and transaction processing increased from 31.9% in
the first fiscal quarter last year to 35.6% in this fiscal quarter.   This
improvement in gross margin was primarily attributable to the changes in the Company's revenue mix. Check services revenue made up 16.7% of total processing and transaction revenues in this quarter as compared to 11.8% in the prior year. On the average, check services revenue yield a much higher gross margin than bankcard processing revenue.

Cost of terminals sold and leased decreased from $96,000 in the first quarter of fiscal year 2001 to $76,000 in the current fiscal quarter, a decrease of 20.8% as a result of a 23.5% decrease in terminal sales revenue.

Other operating costs increased from $856,000 in the first fiscal quarter 2001 to $1,005,000 in this fiscal quarter, an increase of 17.4%. This increase was attributable to two major factors: 1) a 15.7% increase in processing and transaction revenue and 2) the increased research and development expenses as it continues to support the Visa POS check pilot program. The Company is currently investing a substantial amount in personnel costs in the management and software development of this Visa opportunity without any offsetting revenue prior to the anticipated deployment of this program to the Visa member banks in the July 2002 time frame.

Selling, and general and administrative expenses increased from $1,245,000 in the first fiscal quarter 2001 to $1,739,000 in this current quarter, an increase of 39.7%. Approximately $255,000 or 20.4% of this increase was attributable to the legal and consulting fees related to the ongoing litigation as disclosed in previous filings. The remaining 19.3% increase was due to the higher personnel costs required to support the 61.3% growth and management of the various new check services. As a percentage of total revenue, selling, general and administrative expenses increased from 17.8% in the first quarter 2001 to 22.0% in the current fiscal quarter.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had available cash of $4,165,000, restricted cash of $1,304,000 in reserve with its primary processing banks and a working capital of $5,516,000.

Accounts receivable net of allowance for doubtful accounts decreased slightly from $1,864,000 at September 30, 2001 to $1,774,000 at December 31, 2001.
Inventory costs remained relatively unchanged at $560,000 at December 31, 2001 as compared to $573,000 at September 30, 2001.

Net cash provided by operating activities decreased from $681,000 for the prior year three months ended December 31, 2000 to $496,000 for the three-month period ended December 31, 2001.

In the three months ended December 31, 2001, the Company used $391,000 for the purchase of equipment and capitalized software costs.

At the present, the Company's cash position and its cash flows from operations are sufficient to support the current level of developments costs and to adequately support and become a primary Third-Party Processor for the Visa POS check pilot program which is currently in progress.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ELECTRONIC CLEARING HOUSE, INC.
                                  -------------------------------
                                           (Registrant)



Date: February 8, 2002                      By: \s\Alice Cheung
                                               ---------------------------
                                            Alice Cheung, Treasurer and
                                            Chief Financial Officer