Form 10-Q
period 2002-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2002-05-09
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark  One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED MARCH 31, 2002

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


     As of April 30, 2002, there were 5,796,109 shares of the Registrant's Common Stock outstanding.

                        ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item  1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


               Consolidated  Balance  Sheets                                   3
                 March  31,  2002  and  September  30,  2001

               Consolidated  Statements  of Operations                         4
                 Three  months  and  six  months  ended
                 March  31,  2002  and  2001

               Consolidated  Statements  of Cash Flows                         5
                 Six  months  ended  March  31,  2002  and  2001

               Notes  to  Consolidated  Financial  Statements                  6


Item  2.       Management's  Discussion  and  Analysis  of                     9
                 Financial  Condition  and  Results  of
                 Operations


                           PART II. OTHER INFORMATION

Item  1.       Legal  Proceedings                                             14

Item  6.       Exhibits  and  Reports  on  Form  8-K                          14

               Signatures                                                     15

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                     ELECTRONIC CLEARING HOUSE, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                  ASSETS

                                                                              MARCH 31,     SEPTEMBER 30,
                                                                                 2002           2001
                                                                             ------------  ---------------

Current assets:
  Cash and cash equivalents                                                  $ 2,404,000   $    4,147,000
  Restricted cash                                                                887,000        1,410,000
  Accounts receivable less allowance of $345,000 and $313,000                  1,825,000        1,864,000
  Inventory, net                                                                 348,000          573,000
  Prepaid expenses and other assets                                              158,000          137,000
                                                                             ------------  ---------------
    Total current assets                                                       5,622,000        8,131,000

Noncurrent assets:
  Long term receivables                                                           17,000           21,000
  Property and equipment, net                                                  4,282,000        3,754,000
  Real estate held for investment, net                                           152,000          252,000
  Deferred tax asset                                                           1,989,000          778,000
  Other assets, net                                                              803,000          800,000
  Goodwill, net                                                                4,934,000        5,185,000
                                                                             ------------  ---------------

    Total assets                                                             $17,799,000   $   18,921,000
                                                                             ============  ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt                $   295,000   $      240,000
  Accounts payable                                                               155,000          135,000
  Settlement payable to merchants                                                520,000          618,000
  Accrued expenses                                                             1,187,000        1,395,000
  Deferred income                                                                    -0-           50,000
                                                                             ------------  ---------------
    Total current liabilities                                                  2,157,000        2,438,000

Long-term debt                                                                 1,902,000          744,000
                                                                             ------------  ---------------
    Total liabilities                                                          4,059,000        3,182,000
                                                                             ------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
   Series "K", -0- and 25,000 shares issued and outstanding                          -0-              -0-
  Common stock, $.01 par value, 36,000,000 authorized:
   5,835,357 and 5,809,121 shares issued; 5,796,109 and
   5,769,873 shares outstanding                                                   58,000           58,000
  Additional paid-in capital                                                  21,262,000       21,260,000
  Accumulated deficit                                                         (7,111,000)      (5,110,000)
  Less treasury stock at cost, 39,248 common shares                             (469,000)        (469,000)
                                                                             ------------  ---------------
    Total stockholders' equity                                                13,740,000       15,739,000
                                                                             ------------  ---------------

  Total liabilities and stockholders' equity                                 $17,799,000   $   18,921,000
                                                                             ============  ===============

                   See accompanying notes to consolidated financial statements.

                                   ELECTRONIC CLEARING HOUSE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                              THREE  MONTHS               SIX  MONTHS
                                                            ENDED  MARCH  31,           ENDED  MARCH  31,
                                                        -------------------------  --------------------------
                                                            2002         2001          2002          2001
                                                        ------------  -----------  ------------  ------------
Revenues:
  Processing revenue                                    $ 4,061,000   $3,550,000   $ 7,868,000   $ 7,138,000
  Transaction revenue                                     4,217,000    3,469,000     8,256,000     6,661,000
  Terminal sales                                             54,000      108,000       129,000       206,000
  Other revenue                                              54,000      253,000        54,000       354,000
                                                        ------------  -----------  ------------  ------------

                                                          8,386,000    7,380,000    16,307,000    14,359,000
                                                        ------------  -----------  ------------  ------------
Costs and expenses:
  Processing and transaction expense                      5,750,000    4,496,000    10,880,000     9,113,000
  Cost of terminals sold                                    276,000       96,000       352,000       192,000
  Other operating costs                                   1,075,000      933,000     1,996,000     1,789,000
  Selling, general and administrative expenses            1,786,000    1,403,000     3,528,000     2,648,000
  Amortization expense - goodwill                           128,000      102,000       256,000       204,000
  Legal settlement                                        2,500,000          -0-     2,500,000           -0-
                                                        ------------  -----------  ------------  ------------

                                                         11,515,000    7,030,000    19,512,000    13,946,000
                                                        ------------  -----------  ------------  ------------

    (Loss) income from operations                        (3,129,000)     350,000    (3,205,000)      413,000

Interest income                                              14,000       54,000        36,000       117,000
Interest expense                                            (24,000)     (20,000)      (38,000)      (42,000)
                                                        ------------  -----------  ------------  ------------

       (Loss) income before provision for income taxes   (3,139,000)     384,000    (3,207,000)      488,000
Benefit (provision) for income taxes                      1,231,000     (217,000)    1,206,000      (299,000)
                                                        ------------  -----------  ------------  ------------

          Net (loss) income                             $(1,908,000)  $  167,000   $(2,001,000)  $   189,000
                                                        ============  ===========  ============  ============

          (Loss) earnings per share - Basic             $     (0.33)  $     0.03   $     (0.35)  $      0.03
                                                        ============  ===========  ============  ============
          (Loss) earnings per share - Diluted           $     (0.33)  $     0.03   $     (0.35)  $      0.03
                                                        ============  ===========  ============  ============

          Shares used in computing basic
          (loss) earnings per share                       5,790,267    5,431,067     5,779,988     5,431,910
                                                        ============  ===========  ============  ============

          Shares used in computing diluted
          (loss) earnings per share                       5,790,267    5,624,923     5,779,988     5,629,564
                                                        ============  ===========  ============  ============

                 See  accompanying  notes  to  consolidated  financial  statements.

                           ELECTRONIC  CLEARING  HOUSE,  INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                  SIX MONTHS
                                                                ENDED MARCH 31,
                                                           -------------------------
                                                               2002         2001
                                                           ------------  -----------
Cash flows from operating activities:
  Net (loss) income                                        $(2,001,000)  $  189,000
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation                                               307,000      178,000
    Amortization of software                                   233,000      183,000
    Amortization of goodwill                                   251,000      201,000
    Provision for losses on accounts and notes receivable      203,000      202,000
    Provision for obsolete inventory                           200,000        7,000
    Write-down of real estate                                  100,000          -0-
    Fair value of stock issued in connection with
    directors' compensation                                     45,000          -0-
    Deferred income taxes                                   (1,211,000)     240,000
    Legal settlement                                         1,300,000          -0-
  Changes in assets and liabilities:
    Restricted cash                                            523,000       53,000
    Accounts receivable                                       (250,000)    (145,000)
    Inventory                                                   25,000     (102,000)
    Prepaid expenses and other current assets                  (21,000)      (9,000)
    Accounts payable                                            20,000      (28,000)
    Settlement payable to merchants                            (98,000)     297,000
    Accrued expenses                                          (176,000)    (207,000)
    Deferred income                                            (50,000)      (2,000)
    Other receivable                                             4,000       (2,000)
                                                           ------------  -----------

    Net cash (used in) provided by operating activities       (596,000)   1,055,000
                                                           ------------  -----------

Cash flows from investing activities:
    Other assets                                               (26,000)     (29,000)
    Purchase of equipment and software                       ( 958,000)    (605,000)
                                                           ------------  -----------

    Net cash used in investing activities                     (984,000)    (634,000)
                                                           ------------  -----------

Cash flows from financing activities:
    Repayment of notes payable                                 (65,000)     (65,000)
    Repayment of capitalized leases                           (109,000)     (21,000)
    Proceeds from exercise of stock options                     11,000          -0-
    Repurchase of common stock                                     -0-     (115,000)
                                                           ------------  -----------

    Net cash used in financing activities                     (163,000)    (201,000)
                                                           ------------  -----------

Net (decrease) increase in cash                             (1,743,000)     220,000
Cash and cash equivalents at beginning of period             4,147,000    3,941,000
                                                           ------------  -----------

Cash and cash equivalents at end of period                 $ 2,404,000   $4,161,000
                                                           ============  ===========

          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of March 31, 2002, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the likely results of operations for the entire fiscal year ending September 30, 2002.

NOTE  2  -  (LOSS)  EARNINGS  PER  SHARE:
-----------------------------------------

The Company calculates net (loss) earnings per share as required by SFAS No. 128, "Earnings per Share".


                                       Three months ended March 31,   Six months ended March 31,
                                       ----------------------------  ----------------------------
                                           2002           2001           2002           2001
                                       -------------  -------------  -------------  -------------

Net (loss) income                      $ (1,908,000)  $    167,000   $ (2,001,000)  $    189,000
                                       =============  =============  =============  =============
Shares:
 Denominator for basic earnings per
  share - weighted-average shares
  outstanding                             5,790,267      5,431,067      5,779,988      5,431,910

Effect of dilutive securities:
 Employee stock options                         -0-        168,856            -0-        172,654
 Series K Convertible Preferred Stock           -0-         25,000            -0-         25,000
                                       -------------  -------------  -------------  -------------

Dilutive potential common shares                -0-        193,856            -0-        197,654
                                       -------------  -------------  -------------  -------------

Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversions           5,790,267      5,624,923      5,779,988      5,629,564
                                       =============  =============  =============  =============

Basic (loss) earnings per share        $      (0.33)  $       0.03   $      (0.35)  $       0.03
Diluted (loss) earnings per share      $      (0.33)  $       0.03   $      (0.35)  $       0.03

Dilutive common stock equilvalents have been excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2002, as their inclusion would be anti-dilutive to the loss per share calculation.

Approximately 421,250 stock options for the three and six months ended March 31, 2001, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive. However, these common stock equivalents could be dilutive in the future.

NOTE  3  -  NON-CASH  TRANSACTIONS:
-----------------------------------

Significant non-cash transactions for the six months ended March 31, 2002 were as follows:

          - A $1.3 million 15-year long-term promissory note was issued as part of the PLIC vs. ECHO legal settlement.

          -    Capital equipment of $87,000 was acquired under capital leases.

          - The Company purchased and subsequently retired 25,000 shares of ECHO's common stock, which was pledged to the Company by a former merchant as collateral to a $54,000 chargeback receivable owed to the Company.

Significant non-cash transaction for the six months ended March 31, 2001 was as follows:

          - An employee exercised stock options and executed a promissory note to the Company in the amount of $43,000. The note is interest bearing and fully secured by the underlying stock.


NOTE  4  -  INVENTORY:
----------------------

The  components  of  inventory  are  as  follows:

                               March 31   September 30
                                 2002         2001
                               ---------  -------------

  Raw materials                $  69,000  $      62,000
  Finished goods                 497,000        529,000
                               ---------  -------------

                               $ 566,000  $     591,000
  Less:
   Allowance for obsolescence    218,000         18,000
                               ---------  -------------

                               $ 348,000  $     573,000
                               =========  =============

NOTE  5  -  SHORT-TERM  BORROWINGS  AND  LONG-TERM  DEBT:
--------------------------------------------------------

Short-term  borrowings  and  long-term  debt  consist  of  the  following:

                                                                March 31     September 30
                                                                  2002           2001
                                                               -----------  --------------
Term loan collateralized by corporate headquarters building,
 due February 15, 2009, bearing interest at 7.87% per annum    $  415,000   $     438,000

Term loan collateralized by equipment, due 2005, bearing
 interest at prime rate, 4.75% at March 31, 2002                  227,000         266,000

Long-term promissory note collateralized by corporate
 headquarters building, due March 25, 2017, bearing
 interest at 8.00% per annum                                    1,300,000             -0-


NOTE 5 - CONTINUED
------------------

Capital leases                                                    255,000         277,000

Notes payable, bearing interest at 9.5%                               -0-           3,000
                                                               -----------  --------------

                                                                2,197,000         984,000
Less: current portion                                            (295,000)       (240,000)
                                                               -----------  --------------

Total long-term debt                                           $1,902,000   $     744,000
                                                               ===========  ==============


NOTE  6  -  SEGMENT  INFORMATION:
--------------------------------

The Company currently operates in two business segments: bankcard and transaction processing, and check-related products, all of which are located in the United States.

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

                                  Three  Months  Ended         Six  Months  Ended
                                        March  31                   March  31
                                -------------------------  --------------------------
                                    2002         2001          2002          2001
                                ------------  -----------  ------------  ------------
Revenues:
  Bankcard and transaction
   Processing                   $ 6,824,000   $6,068,000   $13,419,000   $12,124,000
  Check-related products          1,508,000    1,059,000     2,834,000     1,881,000
  Other                              54,000      253,000        54,000       354,000
                                ------------  -----------  ------------  ------------
                                $ 8,386,000   $7,380,000   $16,307,000   $14,359,000
                                ============  ===========  ============  ============

(Loss) income from operations:
  Bankcard and transaction
   Processing                   $   338,000   $  885,000   $ 1,123,000   $ 1,502,000
  Check-related products           (305,000)       5,000      (419,000)     (123,000)
  Other - corporate expenses     (3,162,000)    (540,000)   (3,909,000)     (966,000)
                                ------------  -----------  ------------  ------------
                                $(3,129,000)  $  350,000   $(3,205,000)  $   413,000
                                ============  ===========  ============  ============

NOTE  7  -  LITIGATION
----------------------

In March 2002, the Company's Board of Directors approved a settlement agreement with Premier Lifestyle International Corporation ("PLIC") for $2,500,000 related to the lawsuit PLIC vs. ECHO. This agreement settled all claims between the two parties and the Company made no admission of liability as part of this settlement. As consideration for the settlement, the Company made a one-time cash payment of $1,200,000 to PLIC and executed a long-term promissory note secured by one office building in favor of PLIC for an additional $1,300,000, payable over 15 years, bearing interest at 8% per annum.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, goodwill amortization, capitalization of software costs, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

     - Revenue Recognition Policy. All processing and transaction revenues are recognized at the time the transactions are processed by the customer. Processing and transaction revenues are principally based on the number of transactions processed and a percentage of dollar volume processed. Terminal sales are recorded when product is shipped and title transferred to the customer.

     - Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

     - Goodwill Amortization. Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 10 to 15 years. SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued in June 2001, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the impact SFAS 142 will have on its financial statements and the results of its operations. The Company plans to adopt SFAS 142 by the first quarter of fiscal 2003.

     - Capitalization of Software Costs. The costs of purchased and internally developed software used to provide services to customers or internal administrative expenses are capitalized and amortized on a straight-line basis over the lesser of three years or estimated useful life. Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal

          Use," the Company capitalizes software costs when both the preliminary project stage is completed and management has authorized further funding for the completion of the project.

Three Months Ended March 31, 2002 and 2001
------------------------------------------

NET LOSS. Electronic Clearing House, Inc. recorded a net loss of $1,908,000 for the second quarter of fiscal year 2002 as compared to a net income of $167,000 in the same period last year, primarily due to a $2.5 million legal settlement. Loss before income tax benefits for the second quarter of fiscal year 2002 was $3,139,000 versus income before provision for income taxes of $384,000 for the same period last year. Both basic and diluted losses per share were $0.33 for the three months ended March 31, 2002, as compared to both basic and diluted earnings per share of $0.03 for the same period last year.

REVENUE. Total revenue for this quarter was $8,386,000, compared to $7,380,000 for the same period last year, an increase of 13.6%.

Total processing and transaction revenue for this second fiscal quarter increased 17.9%, from $7,019,000 in fiscal 2001 to $8,278,000 in fiscal 2002.

Bankcard processing and transaction revenue increased 12.5%, from $6,068,000 in second fiscal quarter 2001 to $6,824,000 for this fiscal quarter. This increase was mainly attributable to a 16.0% increase in bankcard processing volume as compared to the same quarter last year. This was the result of the Company's successful marketing programs such as the MerchantAmerica web offerings and other sales programs. Additionally, the bankcard processing revenue increase was partially offset by a decrease in revenue as a result of a rate reduction offered to U-Haul, a major transaction processing customer, in negotiating a contract renewal.

Check-related revenues increased from $1,059,000 for the three months ended March 31, 2001 to $1,508,000 for the three months ended March 31, 2002, an increase of 42.4%. This was attributable to a 38.5% increase in check verification revenue and a 109.9% increase in electronic check presentment revenue. The Visa POS Check Services Pilot Program is continuing as planned. At the present time, the Company is working with four Visa member banks who have chosen to participate in this Visa Pilot Program. However, during the pilot phase, small numbers of merchants are being piloted by the banks, so the Company will not be generating significant revenue from this Visa program until the member banks have completed the pilot phase and begin to offer this program to their merchant base at large toward the latter part of this year. Management believes that the Visa POS Check Services Program will provide the Company with significant opportunities to develop strategic relationships with some major banks, which could result in a corresponding increase in our check services revenue in the coming years.

Terminal sales and lease revenue for the three months ended March 31, 2002 was $54,000, which represented a 50% decrease from $108,000 for the same fiscal quarter last year. This reflects the Company's growth strategy being focused in the transaction business and not in terminal sales.

Other revenue decreased from $253,000 in the second fiscal quarter 2002 to $54,000 in this fiscal quarter due to lesser customer software development work completed during the current quarter.

COST AND EXPENSES. Bankcard processing expenses should always reflect the changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased from $4,496,000 in the second fiscal quarter of 2001 to $5,750,000 in the current fiscal quarter, a 27.9% increase. This was attributable to the 17.9% increase in processing and transaction revenues for the current fiscal quarter and reduced gross margin recognized in the current quarter as compared to the prior year.


Gross margin from processing and transaction processing decreased from 35.9% in the second fiscal quarter last year to 30.6% in this fiscal quarter. This decrease in gross margin was due to the rate reduction in U-Haul processing revenue, an increase in overall direct bankcard processing expenses from 67.1% of processing revenue for the quarter ended March 31, 2001 to 71.6% for the current fiscal quarter, and a $100,000 bad debt write-off in check related services. Check services revenue made up 18.2% of total processing and transaction revenues in this quarter as compared to 15.1% in the prior year. Excluding the bad debt write-off, check related division generated a gross margin of 46.4% for the current fiscal quarter as compared to a gross margin of 29.2% for the bankcard and transaction processing segment. On the average, check services revenue yields a higher gross margin than bankcard processing revenue.

Cost of terminals sold increased from $96,000 in the second quarter of fiscal year 2001 to $276,000 in the current fiscal quarter, an increase of 187.5% as a result of a $200,000 inventory obsolescence allowance provided in the current quarter. This allowance was related to the write-down of certain customized printers in inventory.

Other operating costs increased from $933,000 in the second fiscal quarter 2001 to $1,075,000 in this fiscal quarter, an increase of 15.2%. This increase was attributable to two major factors: 1) a 59.5% increase in research and development expenses as the Company continues to enhance and develop its various processing technologies in order to remain competitive in the marketplace and 2) higher customer support expenses due to increased sales activities. The Company is also currently investing a substantial amount in personnel costs in the management and software development related to the Visa POS Check Service Pilot Program.

Selling, general and administrative expenses increased from $1,403,000 in the second fiscal quarter 2001 to $1,786,000 in this current quarter, an increase of 27.3%. This increase was due to the higher personnel costs of approximately $140,000, the higher legal and professional fees of about $90,000 mainly related to the legal settlement which was finalized in March 2002, and a $100,000 land valuation allowance recognized in the second fiscal quarter. As a percentage of total revenue, selling, general and administrative expenses increased from 19.0% in the second quarter 2001 to 21.3% in the current fiscal quarter.

Legal settlement expense of $2,500,000 was related to the litigation known as Premiere Lifestyles International Corporation v. Electronic Clearing House, Inc. This settlement agreement was approved by the Company's Board of Directors in March 2002. The Company made a one-time cash payment of $1,200,000 to Premiere and executed a long-term promissory note secured by the Company's office building in favor of Premiere for an additional $1,300,000, payable over 15 years, with an interest rate of 8%. The Company made no admission of liability as part of this settlement.

Benefit for income taxes was primarily due to the lawsuit settlement expense of $2,500,000. The cash portion of the settlement expense is deductible in the current period and the long-term note portion is deductible on an installment basis as the note is being paid.

Six  Months  Ended  March  31,  2002  and  2001
-----------------------------------------------

NET LOSS. Electronic Clearing House, Inc. recorded a net loss of $1,950,000 for the six month period ended March 31, 2002, compared to a net income of $189,000 for the same period last year. Both basic and diluted net loss was $0.34 per share for the six months ended March 31, 2002 versus basic and diluted net income of $0.03 per share for the same period last year.

REVENUE. Revenue for the six months of fiscal 2002 was $16,307,000, compared to $14,359,000 for the same period last year, an increase of 13.6%.

Total processing and transaction revenue was $16,124,000 for the six months ended March 31, 2002 as compared to $13,799,000 for the six months ended March 31, 2001, an increase of 16.8%.



Bankcard and transaction processing revenue was $13,419,000 for the six months ended March 31, 2002 as compared to $12,124,000 for the same period last year, an increase of 10.7%. Check-related revenue increased from $1,881,000 for the six months ended March 31, 2001 to $2,834,000 for the six months ended March 31, 2002, an increase of 50.7%. Terminal sales for the six months ended March 31, 2002 was $129,000 as compared to $206,000 for the same six-month period ended March 31, 2001, a decrease of 37.4%.

Other revenue decreased from $354,000 for the six months ended March 31, 2001 to $54,000 for the current six-month period due to lesser software development completed.

COST AND EXPENSES. Processing and transaction expenses increased from $9,113,000 for the six months ended March 31, 2001 to $10,880,000 for the current six month period, an increase of 19.4%. This is primarily related to the 16.8% increase in processing and transaction revenue for the same six-month period. Gross margin on processing and transaction activities decreased from 34.0% for the six-month period ended March 31, 2001 to 32.5% for the same six month period this year. This was mainly due to the increase in processing expenses and the reduced rate offered to U-Haul in the current period.

Cost of terminals sold increased from $192,000 for the six months ended March 31, 2001 to $352,000 for the current six month period, an increase of 83.3%. This was due to the $200,000 inventory obsolescence allowance recorded in the second fiscal quarter of 2002.

Other operating costs increased from $1,789,000 for the six months ended March 31, 2001 to $1,996,000 for the six months ended March 31, 2002, an increase of 11.6%. This was attributable to the 16.8% increase in total processing and transaction revenue. The Company is continuing to invest in research and development costs related to the various check service products. Additionally, the Company is incurring operational expenses related to the management of the Visa POS Check Services Pilot Program without any offsetting revenue at the present time. Management believes that a significant portion of our growth strategy is contingent upon our ability to successfully roll out the Visa program and to develop the major bank relationships that this Visa program has provided to the Company.

Selling, general and administrative expenses increased from $2,648,000 for the six months ended March 31, 2001 to $3,528,000 for the six months ended March 31, 2002, an increase of 33.2%. This increase was mainly due to the legal and consulting fees related to the lawsuit disclosed above and higher personnel costs. As a percentage of total revenue, selling, general and administrative expenses increased from 18.4% for the six months ended March 31, 2001 to 21.6% for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had available cash of $2,404,000, restricted cash of $887,000 in reserve with its primary processing banks and a working capital of $3,465,000.

Accounts receivable net of allowance for doubtful accounts remained relatively constant, from $1,864,000 at September 30, 2001 to $1,825,000 at March 31, 2002.
Inventory costs decreased from $573,000 at September 30, 2001 to $348,000 at March 31, 2002 due to a $200,000 inventory obsolescence allowance.

Net cash used in operating activities for the six months ended March 31, 2002 was $596,000 as compared to a net cash provided by operating activities of $1,055,000 for the six months ended March 31, 2001. This was primarily attributable to the $1,200,000 cash portion of legal settlement expenses incurred during the current period.

In the six months ended March 31, 2002, the Company used $958,000 for the purchase of equipment and capitalized software costs. In April 2002, the Company executed a $500,000 sale and leaseback agreement for certain computer software and hardware purchased by the Company in the recent months. Additionally, the Company has negotiated an $850,000 lease line from the same leasing company for the purpose of funding certain computer software and hardware needs in the coming months. This funding source should be sufficient to finance the equipment needs in order to improve the infrastructures of our data center to accommodate the growth anticipated by the Company.

At March 31, 2002, the Company had the following cash commitments:

                              Payment  Due  By  Period
                              ------------------------

Contractual                       Less than
Obligations             Total      1 year   2-3 years   4-5 years  after 5 years
--------------------  ----------  --------  ----------  ---------  --------------
Long-term debt
  including interest  $3,166,073  $317,894  $  609,654  $ 455,363  $    1,783,162
Capital lease
  obligations            288,689   141,260     147,429        -0-             -0-
Operating leases         299,545   175,345     124,200        -0-             -0-
                      ----------  --------  ----------  ---------  --------------

Total contractual
  cash obligations    $3,754,307  $634,499  $  881,283  $ 455,363  $    1,783,162
                      ==========  ========  ==========  =========  ==============

The Company's primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that its cash flow from operations together with cash on hand will be sufficient to meet its working capital and other commitments as long as the current cash flow trend remains relatively consistent.

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings
          ------------------

In March 2002, the Company's Board of Directors approved a settlement agreement with Premier Lifestyle International Corporation ("PLIC") for $2,500,000 related to the lawsuit PLIC vs. ECHO. This agreement settled all claims between the two parties and the Company made no admission of liability as part of this settlement. As consideration for the settlement, the Company made a one-time cash payment of $1,200,000 to PLIC and executed a long-term promissory note secured by one office building in favor of PLIC for an additional $1,300,000, payable over 15 years, bearing interest at 8% per annum. The case was dismissed on April 8, 2002.



Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

Date  of  Filing            Item  Reported
----------------            --------------

January  25,  2002          Press release issued announcing first quarter fiscal
                            2002 earnings and additional information relating to litigation with Premier Lifestyles
                            International  Corporation.


March  6, 2002              Press release issued announcing settlement of
                            litigation with Premiere Lifestyles International
                            Corporation.

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




                                           ELECTRONIC CLEARING HOUSE, INC.
                                          ----------------------------------
                                                     (Registrant)



Date:  May  9,  2002                  By:     \s\  Alice  Cheung
                                          -----------------------------------
                                          Alice  Cheung,  Treasurer  and
                                          Chief  Financial  Officer