Form 10-Q
period 2002-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2002-08-14
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark  One)
 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

FOR  THE  PERIOD  ENDED  JUNE  30,  2002

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


     As of July 31, 2002, there were 5,796,109 shares of the Registrant's Common Stock outstanding.

                        ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                       ---------


Item  1.     CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


             Consolidated  Balance  Sheets                                     3
               June  30,  2002  and  September  30,  2001

             Consolidated  Statements  of  Operations                          4
               Three  months  and  nine  months  ended
               June  30,  2002  and  2001

             Consolidated  Statements  of  Cash  Flows                         5
               Nine  months  ended  June  30,  2002  and  2001


             Notes  to  Consolidated  Financial  Statements                    6


Item  2.     Management's  Discussion  and  Analysis  of                      10
               Financial  Condition  and  Results  of
               Operations



                           PART II. OTHER INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K                            18

             Signatures                                                       19

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS


                                      ELECTRONIC CLEARING HOUSE, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                                  ASSETS

                                                                               JUNE 30,     SEPTEMBER 30,
                                                                                 2002           2001
                                                                             ------------  ---------------
Current assets:
  Cash and cash equivalents                                                  $ 2,491,000   $    4,147,000
  Restricted cash                                                                890,000        1,410,000
  Accounts receivable less allowance of $395,000 and $313,000                  1,698,000        1,864,000
  Inventory, net                                                                 328,000          573,000
  Prepaid expenses and other assets                                              139,000          137,000
                                                                             ------------  ---------------
    Total current assets                                                       5,546,000        8,131,000

Noncurrent assets:
  Long term receivables                                                           21,000           21,000
  Property and equipment, net                                                  5,010,000        3,754,000
  Real estate held for investment, net                                           152,000          252,000
  Deferred tax asset                                                           2,014,000          778,000
  Other assets, net                                                              458,000          800,000
  Goodwill, net                                                                4,808,000        5,185,000
                                                                             ------------  ---------------

    Total assets                                                             $18,009,000   $   18,921,000
                                                                             ============  ===============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt                $   471,000   $      240,000
  Accounts payable                                                               132,000          135,000
  Settlement payable to merchants                                                558,000          618,000
  Accrued expenses                                                             1,048,000        1,395,000
  Deferred income                                                                    -0-           50,000
                                                                             ------------  ---------------
    Total current liabilities                                                  2,209,000        2,438,000

Long-term debt                                                                 2,228,000          744,000
                                                                             ------------  ---------------
    Total liabilities                                                          4,437,000        3,182,000
                                                                             ------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
  Series "K", -0- and 25,000 shares issued and outstanding                           -0-              -0-
  Common stock, $.01 par value, 36,000,000 authorized:
  5,835,357 and 5,809,121 shares issued; 5,796,109 and
  5,769,873 shares outstanding                                                    58,000           58,000
  Additional paid-in capital                                                  21,262,000       21,260,000
  Accumulated deficit                                                         (7,279,000)      (5,110,000)
  Less treasury stock at cost, 39,248 common shares                             (469,000)        (469,000)
                                                                             ------------  ---------------
    Total stockholders' equity                                                13,572,000       15,739,000
                                                                             ------------  ---------------

    Total liabilities and stockholders' equity                               $18,009,000   $   18,921,000
                                                                             ============  ===============

                    See  accompanying  notes  to  consolidated  financial  statements.

                                  ELECTRONIC CLEARING HOUSE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                              THREE  MONTHS               NINE  MONTHS
                                                             ENDED  JUNE  30,           ENDED  JUNE  30,
                                                             ----------------           ----------------
                                                            2002         2001          2002          2001
                                                         -----------  -----------  ------------  ------------
Revenues:
  Processing revenue                                     $4,180,000   $3,783,000   $12,048,000   $10,921,000
  Transaction revenue                                     4,157,000    3,753,000    12,413,000    10,414,000
  Terminal sales                                             62,000      183,000       191,000       389,000
  Other revenue                                              16,000       39,000        70,000       393,000
                                                         -----------  -----------  ------------  ------------


                                                          8,415,000    7,758,000    24,722,000    22,117,000
                                                         -----------  -----------  ------------  ------------
Costs and expenses:
  Processing and transaction expense                      5,795,000    4,961,000    16,675,000    14,074,000
  Cost of terminals sold                                     85,000      153,000       437,000       345,000
  Other operating costs                                   1,069,000      901,000     3,065,000     2,690,000
  Selling, general and administrative expenses            1,480,000    1,434,000     5,008,000     4,082,000
  Amortization expense - goodwill                           129,000      106,000       385,000       310,000
  Legal settlement                                              -0-          -0-     2,500,000           -0-
                                                         -----------  -----------  ------------  ------------

                                                          8,558,000    7,555,000    28,070,000    21,501,000
                                                         -----------  -----------  ------------  ------------

      (Loss) income from operations                        (143,000)     203,000    (3,348,000)      616,000

Interest income                                              10,000       36,000        46,000       153,000
Interest expense                                            (46,000)     (18,000)      (84,000)      (60,000)
Gain on sales of asset                                          -0-      350,000           -0-       350,000
                                                         -----------  -----------  ------------  ------------

        (Loss) income before provision for income taxes    (179,000)     571,000    (3,386,000)    1,059,000

Benefit (provision) for income taxes                         11,000     (289,000)    1,217,000      (588,000)
                                                         -----------  -----------  ------------  ------------

         Net (loss) income                               $ (168,000)  $  282,000   $(2,169,000)  $   471,000
                                                         ===========  ===========  ============  ============

         (Loss) earnings per share - Basic               $    (0.03)  $     0.05   $     (0.38)  $      0.08
                                                         ===========  ===========  ============  ============
         (Loss) earnings per share - Diluted             $    (0.03)  $     0.05   $     (0.38)  $      0.08
                                                         ===========  ===========  ============  ============

         Shares used in computing basic
         (loss) earnings per share                        5,796,109    5,406,343     5,785,362     5,427,051
                                                         ===========  ===========  ============  ============

         Shares used in computing diluted
         (loss) earnings per share                        5,796,109    5,593,348     5,785,362     5,621,089
                                                         ===========  ===========  ============  ============

                         See accompanying notes to consolidated financial statements.

                            ELECTRONIC CLEARING HOUSE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                  NINE  MONTHS
                                                                ENDED  JUNE  30,
                                                                ----------------
                                                               2002          2001
                                                           ------------  ------------
Cash flows from operating activities:
  Net (loss) income                                        $(2,169,000)  $   471,000
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation                                               476,000       305,000
    Amortization of software                                   377,000       293,000
    Amortization of goodwill                                   385,000       310,000
    Provision for losses on accounts and notes receivable      258,000       255,000
    Provision for obsolete inventory                           201,000        12,000
    Write-down of real estate                                  100,000           -0-
    Fair value of stock issued in connection with
    directors' compensation                                     45,000        45,000
    Deferred income taxes                                   (1,236,000)      446,000
    Legal settlement                                         1,300,000           -0-
  Changes in assets and liabilities:
    Restricted cash                                            520,000      (301,000)
    Accounts receivable                                       (178,000)     (711,000)
    Inventory                                                   44,000       (13,000)
    Prepaid expenses and other current assets                   (2,000)      (30,000)
    Accounts payable                                            (3,000)       59,000
    Settlement payable to merchants                            (60,000)      209,000
    Accrued expenses                                          (315,000)      (44,000)
    Deferred income                                            (50,000)          -0-
    Other receivable                                               -0-        (6,000)
                                                           ------------  ------------

    Net cash (used in) provided by operating activities     (  307,000)    1,300,000
                                                           ------------  ------------

Cash flows from investing activities:
    Other assets                                               (62,000)     (413,000)
    Purchase of equipment and software                      (1,439,000)     (839,000)
    Cash used for acquisition                                      -0-      (169,000)
                                                           ------------  ------------

    Net cash used in investing activities                   (1,501,000)   (1,421,000)
                                                           ------------  ------------

Cash flows from financing activities:
    Repayment of notes payable                                (105,000)      (97,000)
    Repayment of capitalized leases                           (144,000)      (33,000)
    Proceeds from sale and leaseback of equipment              390,000           -0-
    Proceeds from exercise of stock options                     11,000           -0-
    Repurchase of common stock                                     -0-      (300,000)
                                                           ------------  ------------

    Net cash provided by (used in) financing activities        152,000      (430,000)
                                                           ------------  ------------

Net decrease in cash                                        (1,656,000)     (551,000)
Cash and cash equivalents at beginning of period             4,147,000     3,941,000
                                                           ------------  ------------

Cash and cash equivalents at end of period                 $ 2,491,000   $ 3,390,000
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

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of June 30, 2002, and for the three and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the likely results of operations for the entire fiscal year ending September 30, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

The Company calculates earnings (loss) per share as required by SFAS No. 128, "Earnings per Share".

                                       Three months ended June 30,  Nine months ended June 30,
                                       --------------------------  ----------------------------
                                           2002          2001           2002           2001
                                       -------------  -----------  ---------------  -----------

Net (loss) income                      $   (168,000)  $   282,000  $   (2,169,000)  $   471,000
                                       =============  ===========  ===============  ===========

Shares:
 Denominator for basic earnings per
  share - weighted-average shares
  outstanding                             5,796,109     5,406,343       5,785,362     5,427,051

Effect of dilutive securities:
 Employee stock options                         -0-       124,836             -0-       156,648
 Series K Convertible Preferred Stock           -0-        25,000             -0-        25,000
 Performance Shares                             -0-        37,169             -0-        12,390
                                       -------------  -----------  ---------------  -----------

Dilutive potential common shares                -0-       187,005             -0-       194,038
                                       -------------  -----------  ---------------  -----------

Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversions           5,796,109     5,593,348       5,785,362     5,621,089
                                       =============  ===========  ===============  ===========

Basic (loss) earnings per share        $      (0.03)  $      0.05  $        (0.38)  $      0.08
Diluted (loss) earnings per share      $      (0.03)  $      0.05  $        (0.38)  $      0.08

Dilutive common stock equivalents have been excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2002, as their inclusion would be anti-dilutive to the loss per share calculation.

Approximately 368,750 and 343,750 stock options for the three and nine months ended June 30, 2001, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. However, these common stock equivalents could be dilutive in the future.

NOTE  3  -  NON-CASH  TRANSACTIONS:
-----------------------------------

Significant non-cash transactions for the nine months ended June 30, 2002 were as follows:

          - A $1.3 million 15-year long-term promissory note was issued as part of the Premiere Lifestyles International Corporation vs. ECHO legal settlement.

          -    Capital equipment of $274,000 was acquired under capital leases.

          - The Company received 25,000 shares of ECHO's common stock (converted from 25,000 shares of preferred stock), as a repayment of a $54,000 chargeback receivable owed to the Company by a former merchant.

Significant non-cash transactions for the nine months ended June 30, 2001 were as follows:

          - An employee exercised stock options and executed a promissory note to the Company in the amount of $43,000. The note is interest-bearing and fully secured by the underlying stock.

          - 21,116 shares of common stock valued at $85,000 were issued for the purchase of certain National Check Network, Inc. assets.


NOTE  4  -  INVENTORY:
----------------------

The  components  of  inventory  are  as  follows:

                                      June 30     September 30
                                       2002           2001
                                   -------------  -------------


      Raw materials                $      62,000  $      62,000
      Finished goods                     485,000        529,000
                                   -------------  -------------

                                         547,000        591,000
      Less:
       Allowance for obsolescence        219,000         18,000
                                   -------------  -------------

                                   $     328,000  $     573,000
                                   =============  =============

NOTE  5  -  SHORT-TERM  BORROWINGS  AND  LONG-TERM  DEBT:
--------------------------------------------------------

Short-term  borrowings  and  long-term  debt  consist  of  the  following:

                                                                 June 30     September 30
                                                                  2002           2001
                                                               -----------  --------------
Term loan collateralized by corporate headquarters building,
  due February 15, 2009, bearing interest at 7.87% per annum   $  404,000   $     438,000


Term loan collateralized by equipment, due 2005, bearing
  interest at prime rate, 4.75% at June 30, 2002                  207,000         266,000

Long-term promissory note collateralized by corporate
  headquarters building, due March 25, 2017, bearing
  interest at 8.00% per annum                                   1,289,000             -0-

Capital leases                                                    799,000         277,000

Notes payable, bearing interest at 9.5%                               -0-           3,000
                                                               -----------  --------------

                                                                2,699,000         984,000
Less: current portion                                            (471,000)       (240,000)
                                                               -----------  --------------

Total long-term debt                                           $2,228,000   $     744,000
                                                               ===========  ==============

NOTE  6  -  SEGMENT  INFORMATION:
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

                                Three  Months  Ended       Nine  Months  Ended
                                      June  30                   June  30
                                      --------                   --------
                                 2002         2001          2002          2001
                              -----------  -----------  ------------  ------------
Revenues:
  Bankcard and transaction
   processing                 $6,924,000   $6,516,000   $20,343,000   $18,640,000
  Check-related products       1,475,000    1,203,000     4,309,000     3,084,000
  Other                           16,000       39,000        70,000       393,000
                              -----------  -----------  ------------  ------------
                              $8,415,000   $7,758,000   $24,722,000   $22,117,000
                              ===========  ===========  ============  ============

Operating (loss) income:
  Bankcard and transaction
   processing                 $  543,000   $  877,000   $ 1,666,000   $ 2,379,000
  Check-related products        (257,000)    (158,000)     (676,000)     (281,000)
  Other - corporate expenses    (429,000)    (516,000)   (4,338,000)   (1,482,000)
                              -----------  -----------  ------------  ------------
                              $ (143,000)  $  203,000   $(3,348,000)  $   616,000
                              ===========  ===========  ============  ============

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS:
---------------------------------------

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company plans to adopt SFAS 142 by the first quarter of fiscal 2003. Based upon our initial assessment, we believe that it is probable that upon adoption, we will record a material goodwill impairment charge, which would also be reflected in a one-time, non-cash charge to net income attributed to a change in accounting principal.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------


OVERVIEW
Electronic Clearing House, Inc. ("ECHO" or "the Company") provides a complete solution to the payment processing needs of merchants, banks and collection agencies. The Company's services include debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking.

The Company derives revenues from two main business segments, bankcard and transaction processing, and check-related products and operates under the following brands;

     - MERCHANTAMERICA, ECHO's retail provider of processing services to both the merchant and bank markets;
     -    National Check Network(R) (NCN(R)) for check verification;
     - XPRESSCHEX, Inc. for processing check guarantee, check conversion, check collection and check verification; and
     - U-Haul(R) Services, which provides credit card authorization, collects rental and compensation activity and tracks available inventory.

The Company's main revenue generator is its merchant services, which includes bankcard and transaction processing and whereby ECHO receives a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. This has historically been a profitable business, although price competition is intense. The Company is working to enhance back-end technology in order to reduce processing costs and enhance management reporting capabilities.

ECHO has invested significant resources and management focus in its check services business, whereby revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. ECHO is the sixth largest check verification processor in the United States according to the June 2002 issue of The Nilson Report, a monthly financial subscription-based newsletter. The Company is one of several check processors in the nation with both an Automated Clearing House (ACH) engine, which gives the Company the ability to transfer and verify funds, and a negative-check writer database
(NCN), which provides check risk management. The NCN database includes over 17 million bad-check writer records, 80 million positive records, and 260 affiliated collection agencies who continually contribute to the database to enhance its depth and value.

In December 2000, ECHO signed an agreement with Visa U.S.A. as a third-party acquiring processor in Visa's Point-of-Sale (POS) Check Services program. The POS Check Services will allow merchants to receive immediate online authorization for paper checks, by converting them into electronic transactions, which will then be verified against member bank accounts. The Company provides critical back-end infrastructure for the service, including its ACH backbone and NCN database for checks written on non-participating banks. ECHO is the preferred third-party acquiring processor for a majority of the financial institutions currently testing the Visa service. Visa estimates that the program has the potential to achieve an annual volume of 265 million transactions within five years.

ECHO generates a recurring revenue stream for processing U-Haul rental activities. The C.A.R.D. terminal system was developed by ECHO to provide complex services and features for U-Haul's rental activities, which include tracking advance reservations and dealer compensation. The last batch of C.A.R.D. terminals was shipped in fiscal 2000, bringing the total systems in the field to 15,000. With a useful life of 5 to 6 years, U-Haul dealers are expected to use these systems for the next few years and ECHO will continue to support the service and maintenance of these terminals. On-going terminal sales are expected to be a diminishing portion of business as ECHO focuses on its core merchant and check services business.

STRATEGY
ECHO's strategy is to provide merchants and financial institutions with electronic connectivity to various payment services in the credit card, debit card and check-related markets. ECHO's services enable merchants to maximize revenues by offering a wide variety of payment options, reduce the costs associated with processing and handling checks, improve collections and manage risk more effectively. The Company has targeted several areas as significant opportunities for growth, including focusing on middle-market retail accounts for check services and developing a scalable infrastructure to support widespread implementation of the Visa POS Check Services. The Company also seeks to increase profitability of core merchant services by enhancing the back-end technology and reducing processing costs.

--The Company plans to grow ECHO's check services business by focusing on mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer much higher margins than larger accounts and provide a less competitive marketplace. ECHO has recently signed agreements with several new retailers and the prospective pipeline of customers is growing.

--The Company plans to complete development and beta testing of Visa's POS Check Services so as to leverage ECHO's check services products through Visa member banks. The process of developing and bringing to market Visa POS Check Services has been more time and resource intensive than originally anticipated due to the unique requirements of each financial institution and extensive testing periods. ECHO is finalizing the enhancements that Visa and these banks require and is incorporating them into a standardized, but customizable platform of options. This platform is under development and scheduled for completion by the end of calendar 2002.

--ECHO has identified an underserved, niche market of smaller regional and community banks for its agent bank program. The Company plans to provide a turn-key solution to allow smaller banks to offer bankcard and check processing services using ECHO's back-end infrastructure. The program can be developed and sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers.

SALES AND MARKETING
ECHO sells its merchant and check services through several marketing channels, including independent sales organizations (ISO), its own internal sales force and direct merchant referrals by existing merchants. Approximately 20% of the Company's new accounts have historically been generated through the ISOs. ECHO recently restructured its sales force and implemented an incentive-based commission structure with the goal of targeting specific accounts and shortening the sales cycle. The Company also offers merchant services through a direct online sales channel, MERCHANTAMERICA.com.

Management believes that the Company is unique in the number of payment methods that the Company offers to its merchants, the combination of transaction types that it manages directly, its ability to integrate additional services and its ability to support each merchant through one vertically integrated source.

The Company's marketing strategy is to maximize cross selling opportunities to its existing base of merchants; sell integrated suites, bankcard and check processing services to small banks; enhance and market MERCHANTAMERICA; and develop the private label check service program.

SIGNIFICANT DEVELOPMENTS
During the fiscal third quarter, ECHO made significant progress on several key initiatives to expand its check services platform and improve profitability of its merchant services.

--During the fiscal third quarter, the Company entered into an agreement to provide a complete check management solution to a leading multimedia entertainment retailer. The check solution will enable the retailer to streamline and automate the process of receiving checks from its customers, increasing the number of collections and reducing the amount of fees on returned checks by over $1 million.

--ECHO entered into beta tests of the Visa POS Check Services program with two additional banks in the third fiscal quarter of 2002. The Company completed ACH and NCN system enhancements to support these pilot programs.

--The Company was recently selected as a third-party processor for a beta test of the Visa POS Check Services for a global specialty clothing retailer with over 3,000 outlets, and Visa agreed to fund the development costs related to this program. If these tests are successful, a full launch is anticipated after the 2002-2003 holiday season.

--Merchants on MERCHANTAMERICA increased to 10% of total existing accounts during the quarter. The Company achieved this goal six months ahead of schedule.

COMPETITION
Merchant and check services are highly competitive industries and are characterized by rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market.

ECHO is not currently a major player in the industries in which it competes and many of the Company's competitors have greater financial and marketing resources than the Company. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete. In addition, major players in the check services industry have developed sophisticated risk assessment technology that may provide a competitive advantage in providing check guarantee services. The Company believes that its success will depend upon its ability to continuously develop new products and services and to enhance its current products and to introduce them promptly into the market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
-----------------------------------------

Financial highlights for the third quarter of 2002 as compared to the same period last year were as follows:

--Total revenue increased 8.5% to $8.4 million

--Gross margins from processing and transaction revenue declined to 30.5% from 34.2%

--Operating income moved into negative territory to $(143,000) from $203,000

--Diluted loss per share of $(0.03) as compared to diluted EPS of $0.05

--Bankcard and transaction processing revenue increased 6.3% to $6.9 million

--Check-related revenue increased 22.6% to $1.5 million

REVENUE. Total revenue increased 8.5% to $8,415,000 for the three months ended June 30, 2002, from $7,758,000 for the same period last year. The increase can be primarily attributed to growth in the processing and transaction business segments, offset by a negotiated rate reduction on its contract with U-Haul. Total processing and transaction revenue for this third fiscal quarter increased 10.6%, from $7,536,000 in fiscal 2001 to $8,337,000 in fiscal 2002.

COST OF SALES. Bankcard processing expenses are largely a direct reflection of any changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased from $4,961,000 in the third fiscal quarter of 2001 to $5,795,000 in the current fiscal quarter, a 16.8% increase. The increase reflects a 10.6% increase in processing and transaction revenues for the current fiscal quarter, as well as the higher costs of processing.

Gross margin from processing and transaction services decreased from 34.2% in the third fiscal quarter last year to 30.5% in this fiscal quarter. This decrease in gross margin was due to an 8.8% per transaction rate reduction in U-Haul processing revenue and the departure of several large high-margin bankcard merchants.

EXPENSE. Other operating costs increased from $901,000 in the third fiscal quarter of 2001 to $1,069,000 in this fiscal quarter, an increase of 18.6%. This increase was primarily attributable to an increase in research and development expenses, higher customer support expenses due to increased sales activities and personnel costs and software development related to the Visa POS Check Services pilot program. Research and development expense increased 51.8% to $466,000 in the third fiscal quarter, from $307,000 in the same period last year.

Selling, general and administrative expenses increased slightly from $1,434,000 in the third fiscal quarter 2001 to $1,480,000 in quarter ended June 30, 2002. As a percentage of total revenue, selling, general and administrative expenses decreased from 18.5% in the third fiscal quarter 2001 to 17.6% in the current fiscal quarter.

OPERATING INCOME (LOSS). Operating loss for the quarter ended June 30, 2002 was ($143,000), as compared to operating income of $203,000 in the same period last year. The decline was due to a combination of factors including a decrease in gross margin, as well as the Company's investment to develop infrastructure and staff to support the Visa POS Check Services processing platform.

INTEREST EXPENSE. Interest expense increased to $46,000 for the quarter ended June 30, 2002, from $18,000 in the same period last year. The increase is due to the $1.3 million long-term note portion of the legal settlement expense for Premiere Lifestyles International Corporation, which carries an 8% interest rate.

EFFECTIVE TAX RATE. Benefit for income taxes of $11,000 in the quarter ended June 30, 2002 was due to the net loss incurred of $179,000.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 6.3%, from $6,516,000 in the third fiscal quarter 2001 to $6,924,000 for this fiscal quarter. This increase was mainly attributable to an approximately 12.5% increase in bankcard processing volume as compared to the same quarter last year. This was the result of the Company's successful marketing programs such as the MERCHANTAMERICA web offerings and other sales programs. Additionally, the bankcard processing revenue increase was partially offset by a decrease in revenue as a result of a rate reduction offered to U-Haul International, a major transaction processing customer.

The bankcard and transaction processing segment generated a gross margin of 26.6% in the quarter ended June 30, 2002 as compared to 31.0% in the same period last year. Operating income for this business segment was $543,000 for the third fiscal quarter, down 38.1% from $877,000 in the same period last year. The decrease in margin and operating income are attributable to the departure of several large high-margin merchants combined with a rate reduction offered to U-Haul International.

Check Related Products. Check-related revenues increased from $1,203,000 for the three months ended June 30, 2001 to $1,475,000 for the three months ended June 30, 2002, an increase of 22.6%. This was attributable to a 5.5% increase in check verification revenue and a 51.8% increase in other electronic check processing and collection revenue.

Check services revenue made up 17.5% of total processing and transaction revenues in this quarter as compared to 15.5% in the prior year. Check-related operating loss was $257,000 in the quarter ended June 30, 2002 as compared to a loss of $158,000 in the same period last year. The higher loss was primarily due to an increase in staffing to continue product development and enhancement.

The Visa POS Check Services pilot program is continuing as planned. The Company is currently working with seven Visa member banks that have chosen to participate in this Visa POS Check Services pilot program. However, during the pilot phase, small numbers of merchants are being piloted by the banks, so the Company will not be generating significant revenue from this Visa program until the member banks have completed the pilot phase and begin to offer this program to their merchant base at large. Management believes that the Visa POS Check Services program will provide the Company with significant opportunities to develop strategic relationships with some major banks, which could result in a corresponding increase in our check services revenue in the coming years.

Terminal Sales. Terminal sales and lease revenue for the three months ended June 30, 2002 was $62,000, which represented a 66.1% decrease from $183,000 for the same fiscal quarter last year. This reflects the Company's growth strategy being focused in the transaction business and not in terminal sales.

Other. Other revenue decreased from $39,000 in the third fiscal quarter 2002 to $16,000 in this fiscal quarter due to a decrease in the amount of customer software development work completed during the current quarter.

NINE MONTHS ENDED JUNE 30, 2002 AND 2001
----------------------------------------

Financial highlights for the nine months ended June 30, 2002 as compared to the same period last year were as follows:

--Total revenue increased 11.8% to $24.7 million

--ECHO reached a legal settlement agreeing to pay $2.5 million, of which $1.2 million was paid in cash during the second fiscal quarter

--Gross margins from processing and transaction revenue declined to 31.8% from 34.0%

--Operating loss was $(3,348,000) due to the legal settlement and higher costs of operations

--Diluted loss per share of $(0.38) as compared to diluted EPS of $0.08

--Bankcard and transaction processing revenue increased 9.1% to $20.3 million

REVENUE. Revenue for the nine months of fiscal 2002 was $24,722,000, compared to $22,117,000 for the same period last year, an increase of 11.8%, as the Company secured additional merchant and check services clients. Total processing and transaction revenue was $24,461,000 for the nine months ended June 30, 2002 as compared to $21,335,000 for the nine months ended June 30, 2001, an increase of 14.7%.

COST OF SALES. Processing and transaction expenses increased from $14,074,000 for the nine months ended June 30, 2001 to $16,675,000 for the current nine-month period, an increase of 18.5%. This is primarily related to the 14.7% increase in processing and transaction revenue for the same nine-month period. Gross margin on processing and transaction activities decreased from 34.0% for the nine-month period ended June 30, 2001 to 31.8% for the same nine-month period this year. This was mainly due to a combination of an increase in processing expenses, departure of several large high-margin bankcard merchants and the reduced rate offered to U-Haul International.

Cost of terminals sold increased from $345,000 for the nine months ended June 30, 2001 to $437,000 for the current nine-month period, an increase of 26.7%. The increase was due to the $200,000 inventory obsolescence allowance recorded in the second fiscal quarter of 2002.

EXPENSE. Other operating costs increased from $2,690,000 for the nine months ended June 30, 2001 to $3,065,000 for the nine months ended June 30, 2002, an increase of 13.9%, which was attributable to the increase in total processing and transaction revenue. The Company is continuing to invest in research and development costs related to the various check service products. Additionally, the Company is incurring operational expenses related to the management of the Visa POS Check Services pilot program without any offsetting revenue at the present time. Management believes that a significant portion of our growth strategy is contingent upon our ability to develop the major bank relationships that the Visa program has provided to the Company.

Selling, general and administrative expenses increased from $4,082,000 for the nine months ended June 30, 2001 to $5,008,000 for the nine months ended June 30, 2002, an increase of 22.7%. This increase was mainly due to the legal and consulting fees related to the lawsuit disclosed above and higher personnel costs. As a percentage of total revenue, selling, general and administrative expenses were 20.3% for this nine-month period as compared to 18.5% for the same nine-month period last year.

OPERATING INCOME (LOSS). Operating loss for the nine months ended June 30, 2002 was $(3,348,000), as compared to operating income of $616,000 in the same period last year. The decline was primarily attributable to the settlement associated with the lawsuit and the Company's investment to develop infrastructure and staff to support the Visa POS check processing platform.

INTEREST EXPENSE. Interest expense increased to $84,000 for the nine months ended June 30, 2002, from $60,000 in the same period last year. The increase is due to the $1.3 million long-term note portion of the legal settlement expense for Premiere Lifestyles International Corporation, which carries an 8% interest rate.

EFFECTIVE TAX RATE. Benefit for income taxes of $1,217,000 for the nine months ended June 30, 2002 was primarily due to the settlement of the lawsuit.

SEGMENT RESULTS.
Bankcard and Transaction Processing. Bankcard and transaction processing revenue was $20,343,000 for the nine months ended June 30, 2002 as compared to $18,640,000 for the same period last year, an increase of 9.1%. This increase was mainly attributable to an approximately 12.4% increase in bankcard processing volume as compared to the same nine-month period last year. The bankcard processing revenue increase was partially offset by a decrease in revenue as a result of a rate reduction offered to U-Haul, a major transaction processing customer, in negotiating a contract renewal during the second fiscal quarter.

The bankcard and transaction processing segment generated a gross margin of 28.7% in the nine-month period ended June 30, 2002 as compared to 30.4% in the same period last year. Operating income for this business segment was $1,666,000 for the nine-month period, down 30% from $2,379,000 in the same period last year due to an increase in transaction and processing expenses and reduced margin from revenue generated from U-Haul and the departure of several large high-margin bankcard merchants.

Check Related Products. Check-related revenue increased from $3,084,000 for the nine months ended June 30, 2001 to $4,309,000 for the nine months ended June 30, 2002, an increase of 39.7%. Check services revenue made up 17.4% of total processing and transaction revenues in this nine-month period as compared to 13.9% in the prior year. Check-related operating loss was $676,000 in the nine months ended June 30, 2002 as compared to a loss of $281,000 in the same period last year.

Terminal Sales. Terminal sales for the nine months ended June 30, 2002 were $191,000 as compared to $389,000 for the same nine-month period ended June 30, 2001, a decrease of 50.9%.

Other. Other revenue for the nine months ended June 30, 2002 was $70,000 as compared to $393,000 for the same nine-month period ended June 30, 2001, a decrease of 82.2% due to lesser software development completed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had available cash of $2,491,000, restricted cash of $890,000 in reserve with its primary processing banks and working capital of $3,337,000.

Accounts receivable net of allowance for doubtful accounts decreased to $1,698,000 at June 30, 2002 from $1,864,000 at September 30, 2001. Allowance for doubtful accounts, which reflects chargeback losses, increased to $395,000 at the end of the fiscal third quarter from $313,000 at September 30, 2001.

Inventory costs decreased to $328,000 at June 30, 2002 from $573,000 at September 30, 2001 as a result of a $200,000 inventory allowance.

Net cash used in operating activities for the nine months ended June 30, 2002 was $307,000 as compared to net cash provided by operating activities of $1,300,000 for the nine months ended June 30, 2002. This was primarily attributable to the $1,200,000 cash portion of legal settlement expenses incurred during the quarter ended March 31, 2002.

In the nine months ended June 30, 2002, the Company used $1,439,000 for the purchase of equipment and capitalized software costs. During the third fiscal quarter, the Company received $390,000 from a leasing company for entering into a sale and leaseback agreement for certain computer software and hardware purchased by the Company in the recent months. Additionally, the Company has negotiated an $850,000 lease line from the same leasing company for the purpose of funding computer software and hardware needs in the coming months. This funding source should be sufficient to finance the equipment needs in order to improve the infrastructures of our data center to accommodate the growth anticipated by the Company.

Depreciation increased to $476,000 for the nine months ended June 30, 2002 as compared to $305,000 for the same period prior year due to the additional equipment purchases. Amortization of software increased to $377,000 for the nine months ended June 30, 2002, as compared to $293,000 for the same period prior year. Amortization of goodwill increased to $385,000 for the nine months ended June 30, 2002, as compared to $305,000 for the same period prior year. The Company plans to adopt SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and will discontinue goodwill amortization by the first quarter of fiscal 2003.

At June 30, 2002, the Company had the following cash commitments:

                                          Payment Due By Period
                                          ---------------------

Contractual                       Less than
Obligations              Total      1 year   2-3 years   4-5 years   after 5 years
-----------            ----------  --------  ----------  ----------  --------------
Long-term debt
   including interest  $2,939,918  $316,903  $  587,755  $  455,363  $    1,579,897
Capital lease
   Obligations            891,883   347,436     544,447         -0-             -0-
Operating leases          251,081   139,793     111,288         -0-             -0-
                       ----------  --------  ----------  ----------  --------------

Total contractual
   cash obligations    $4,082,882  $804,132  $1,243,490  $  455,363  $    1,579,897
                       ==========  ========  ==========  ==========  ==============

The Company's primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that its future cash flow from operations together with cash on hand will be sufficient to meet its working capital and other commitments as long as the current cash flow trend remains relatively consistent.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, goodwill amortization, capitalization of software costs, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

- Goodwill Amortization. Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 10 to 15 years. SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued in June 2001, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the impact SFAS 142 will have on its financial statements and the results of its operations. The Company plans to adopt SFAS 142 by the first quarter of fiscal 2003. Based upon our initial assessment, we believe that it is probable that upon adoption we will record a material goodwill impairment charge to this recorded asset, which would also be reflected in a one-time, non-cash charge to net income attributed to a change in accounting principal.

- Capitalization of Software Costs. The costs of purchased and internally developed software used to provide services to customers are capitalized and amortized on a straight-line basis over the lesser of three years or estimated useful life. Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes software costs when both the preliminary project stage is completed and management has authorized further funding for the completion of the project.


FORWARD-LOOKING STATEMENTS

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein.

PART  II.  OTHER  INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

99.1 Certification by Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification by Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


The following report on Form 8-K was filed during the quarter ended June 30, 2002:

Date  of  Filing          Item  Reported
----------------          --------------

April  15,  2002          Press release issued announcing the resignation of Mr.
                          Carl W. Schafer, a director of the Registrant, to serve on the Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ELECTRONIC  CLEARING  HOUSE,  INC.
                                              ----------------------------------
                                                        (Registrant)



Date:  August  13,  2002                  By: \s\ Alice Cheung
                                              --------------------------------
                                              Alice  Cheung,  Treasurer  and
                                              Chief  Financial  Officer