Form 10-K
period 2002-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2002-12-27
CIK 721773

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                                      FORM 10-K
                                      ---------

 X   Annual  Report  Pursuant  to Section 13 or 15(d) of the Securities Exchange
---  Act  of  1934  for  the  fiscal  year  ended  Sept.  30,  2002

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission  File  Number  0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                  93-0946274
     (State  or other jurisdiction of        (IRS Employer  Identification  No.)
      incorporation or organization)

 28001 DOROTHY DR., AGOURA HILLS, CALIFORNIA             91301-2697
  (Address  of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (818) 706-8999, fax number:  (818) 707-9354

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
              Title of each class             on which registered
              -------------------            ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 10, 2002 as reported on the NASDAQ National Market, was approximately $9,273,699. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 10, 2002, Registrant had outstanding 5,796,062 shares of Common Stock.

                         DOCUMENTS  INCORPORATED  BY  REFERENCE
                                        None

                         ELECTRONIC CLEARING HOUSE, INC.
                          2002 FORM 10-K ANNUAL REPORT
                          ----------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I.                                                                 Page
-------                                                                 ----
Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . .    11
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    12
Item 4.     Submission of Matters to a Vote of Security Holders. . . .    12


PART II
-------

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Security Matters . . . . . . . . . . . . . . .    13
Item 6.     Selected Consolidated Financial Data . . . . . . . . . . .    14
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . .    15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk    24
Item 8.     Financial Statements and Supplemental Data . . . . . . . .    24
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures . . . . . . . . . . .    24

PART III
--------

Item 10.    Directors and Executive Officers of the Registrant . . . .    25
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . .    28
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . .    31
Item 13.    Certain Relationships and Related Transactions . . . . . .    32
Item 14.    Controls and Procedures. . . . . . . . . . . . . . . . . .    32

PART IV
-------

Item 15.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .    33

                                     PART 1

ITEM  1.     BUSINESS

GENERAL  DESCRIPTION  OF  BUSINESS
Electronic Clearing House, Inc. ("ECHO" or the "Company") provides a complete solution to the payment processing needs of merchants, banks and collection agencies. The Company's services include debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. ECHO is one of the few full service, comprehensive providers that offers credit card, check, and collection services all centrally reported and managed.

The Company derives revenues from two main business segments, bankcard and transaction processing services and check services, and operates under the following brands:

     - MerchantAmerica, ECHO's retail provider of processing services to both the merchant and bank markets;
     - National Check Network ("NCN") for wholesale of check verification, check authorization and capture, and for membership to collection agencies;
     - XPRESSCHEX, Inc. for retail check verification, check conversion, Automated Clearing House ("ACH") services, check collection and check guarantee services; and
     - U-Haul Services, which provides credit card authorization, check verification and check guarantee to U-Haul dealers, manages all dealer rental and contract activity, and tracks both compensation and available dealer inventory.

ECHO's  merchant  and  check  services  offer  the  following  benefits:

CREDIT AND DEBIT CARD          CHECKS              INTERNET PAYMENT         INTERNET AND WEB SITE
                                                       SERVICES                   SERVICES
----------------------  ---------------------  -------------------------  -------------------------
Connectivity options:   --Check verification   Credit cards via:          MerchantAmerica suite of:
--POS Terminals           services powered
                          by NCN               --Card swipe or            --Web site hosting and
--Touch tone phone                               manual entry               development
                        --Electronic Check       using browser based
--Personal computer       Conversion (ECC)       "Virtual Terminal"       --On-line payment
  software                                                                  reporting/transaction
                        --ECC powered by       Check Services of:           history
--Fax machine             VISA
                                               --Verification and         --E-mail services
Cards include:          --Check Guarantee        funds settlement
VISA, MC, AMEX,                                  via browser based        --On-line advertising
DISC, Diner's, JCB,     --Check Collections      "Virtual Terminal"
STAR, NYCE, PULSE,                                                        --National Merchant
Interlink, Maestro      --Electronic Check     --FREE Secure                Directory
                          Re-presentment         Gateway
                                                                          --On-line banking access
                        --Consolidated         --FREE Online Store
                          Returns                                         --Merchant business
                                               --FREE Shopping              services resource
                                                 Cart                       portal

The Company's primary revenue generator is its bankcard and transaction processing services whereby ECHO receives a fee based on the number of transactions processed and the number of accounts serviced. This has historically been a profitable business segment for the Company, although price competition is intense. The Company is enhancing its back-end technology and has identified new revenue opportunities to improve profitability.

For the past two years, ECHO has invested significant resources and management focus in its check services business. Revenues are based on a fixed fee per transaction and/or a fee based on the face amount of the check. ECHO is the sixth largest check verification processor in the United States according to the June 2002 issue of The Nilson Report, a monthly financial subscription-based newsletter. The Company is one of the few check processors with a full suite of merchant front-end connectivity capabilities; a negative check writer database
(NCN), an Automated Clearing House ("ACH") engine (which provides the tools to electronically authorize, represent and settle funds between banks), and a national collection service. Having this unique set and breadth of services allows the Company to offer a total check management system that the Company believes few competitors can offer.

The NCN database contains over 81 million check account records and the Company has developed business relationships with over 260 collection agencies that constantly keep the database updated. Through its network of NCN members, ECHO can offer regional collection services and distribute collection items to one or more of NCN's 260 member agencies to maximize local collection capability.

In addition to operating NCN, one of ECHO's goals is to provide a common platform wherein a business can also access each of the other major check databases that are currently available in the nation and thereby increase its inherent value to it customers.

ECHO is working with Visa U.S.A. as both an Acquiring Party and a Third-Party Processor in Visa's Point-of-Sale (POS) Check Program ("Visa Program"), which began pilot testing in July 2001. The Visa Program allows banks to offer their merchants a service that will 1) program their POS systems to receive immediate online authorization for paper checks, 2) allow the merchant to set thresholds for specific services, such as check guarantee and check verification, 3) allow the merchants to convert a check into an electronic transaction and return the check to the check writer at the point of sale, and 4) process the settlement of funds into the merchant's bank. The Company provides critical back-end infrastructure for the overall service, including its NCN front-end capture capabilities, access to and review of the NCN database for all non-participating bank activity, and use of the Company's ACH settlement and re-presentment system. ECHO is currently working with six of the eight major financial institutions that have chosen to participate in the pilot program and ECHO believes that it is currently the preferred third-party provider for 14,000 banks who are members of Visa if they wish to participate in the program. The Visa Program has grown more rapidly in the most recent months; however, it has not yet generated significant revenue to the Company.

ECHO has historically generated a small percentage of its revenue from the terminal business. The biggest buyer of systems in the past five years has been U-Haul International who has acquired in excess of 15,000 systems and deployed them to their dealers across the country. ECHO acts as the central clearing agent for these systems and intends to continue to support the U-Haul deployed base of terminals. However, the Company is currently not pursuing the sale of its proprietary terminal system but rather focusing on its core bankcard and check services business segments.

HISTORY  OF  THE  COMPANY
ECHO has been offering merchant and check services for over 20 years. The Company was incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. and changed its name to Electronic Clearing House, Inc. with the acquisition of a credit card processing company, Electronic Financial Systems, Inc. in January 1986. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House ("ACH"), to deposit funds into any U.S. bank of the merchant's choice. This development made it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

In 1985, the Company purchased CBC, a company that had expertise in computer control systems. CBC subsequently developed a series of high performance terminals and secure printers that have been used primarily in the money order dispensing market by American Express, Comdata, U-Haul, the United States Postal Service and innoVentry. As a corporate subsidiary, CBC was dissolved at the end of fiscal year 2002.

In 1995, a system utilizing CBC's terminal, ECHO's data center, and customer support services was developed and deployed to 2,000 U-Haul dealers for the real-time credit card authorization and management of rental equipment for U-Haul International. The number of active dealers under the system has been more than 15,000 (see "U-Haul International"). With regard to proprietary issues, three patent applications related to the Company's printer methodology have been granted (see "Patents").

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

In 1999, ECHO acquired Magic Software Development, Inc., a check processing company located in Albuquerque, New Mexico, that serviced National Check Network, an association of around 60 collection agencies across the nation. Since 1986, the Company provided a check guarantee service that only served California merchants, but, with the addition of Magic's check processing capabilities, the check guarantee services are now being offered on a national basis. In fiscal 2000, Magic's corporate name was changed to XPRESSCHEX ("XCX") and all XPRESSCHEX activity was moved to the new XCX entity. XCX provides and promotes its check and electronic funds transfer ("EFT") services to other processors and sales organizations in addition to ECHO.

In November 1999, the Company acquired Peak Collection Services, a collection agency in Albuquerque, New Mexico, and incorporated Peak as the Collection Division into the XCX operation in December of 1999. Through filings and individual testing, the XCX Collection Division has completed registration as a collection agency in 48 of 50 states to date. Having a fully integrated, nationally approved collection service adds considerable value to the XCX suite of check services and allows XCX to operate as a central check clearing facility for NCN's 260 collection agencies without each agency having to authorize such activity.

In January 2000, the Company acquired Rocky Mountain Retail Systems ("RMRS") located in Boulder, Colorado, which provided a national check verification service to over 200 collection agencies across the nation. RMRS maintained a national check database of negative and positive check writer records.

In December 2000, the Company signed an agreement with Visa, U.S.A. to participate in a POS check processing pilot program as a "Third-Party, Acquiring Processor". Under the pilot, any one of over 14,000 Visa member banks who choose to participate ("Participating Member") can offer check conversion (converting a paper check to an electronic transaction at the point of sale), check conversion with check verification and/or check conversion with check guarantee to their merchants and utilize Visa's dedicated communications network and banking relationships to clear check activity using direct debits from the check writer's account. In July 2001, several major financial institutions began participating in the pilot program for Visa's POS Check Service. As of September 2002, six of the eight financial institutions participating in the pilot program are using ECHO's services as a third-party processor.

In May 2001, the Company acquired the assets of National Check Network ("NCN") and combined the NCN negative check writer records with RMRS database, resulting in a combined database of over 81 million check writer records.

Also in May 2001, ECHO launched MerchantAmerica.com, a web-based source of aggregated financial information whereby an ECHO merchant can access its transactional history, bank information, significant business and office-related services and even build an online store and accept payment in the form of credit cards or checks. The site also contains a national Merchant Directory of over
1.4 million merchants that is free to any merchant in the U.S.A. It also provides any merchant in the U.S.A. with the ability to edit and enhance their directory listing. While the Company believes that MerchantAmerica.com is a valuable and cost-effective resource for merchants, it also provides the Company with a low-cost method of keeping its merchants informed and involved with the Company.

STRATEGY
ECHO's strategy is to provide merchants, banks and industry-specific resellers with electronic connectivity to various payment services in the credit card, debit card and check-related markets. The Company's performance and technical capabilities have enabled it to develop a solid foundation as a one-stop provider of leading-edge check and merchant services. With more than twenty years of experience, the Company has a history of providing reliable, customer-focused service to national merchants. The Company's platform of services is uniquely flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes, as well as access to the Visa Program. ECHO's services enable merchants to maximize revenues by offering a wide variety of payment options, reducing the costs associated with processing and handling checks, improving collections and managing risk more effectively. Additionally, ECHO is committed to customer service and a recent survey of customer satisfaction rates showed an improvement to 4.43 out of a possible 5.0, from approximately 4.15 in a similar survey taken three years prior.

The Company has targeted several areas as significant opportunities for growth, including focusing on middle market retail accounts for check services and developing a scalable infrastructure to support widespread implementation of the Visa Program. The Company also seeks to increase profitability of core merchant services by enhancing the back-end technology and identifying and targeting new low-cost, incremental revenue opportunities.

CHECK  SERVICES  FOR  MIDDLE  MARKET  RETAIL  ACCOUNTS
While ECHO focuses its credit card services to the middle market of retail and non-face-to-face merchants, the Company's Check Services business, through effective sales channels, is targeting the full scope of merchants in the marketplace, from the small merchant who may only need check verification to the national retailers who have need of check conversion and national collection services.

With approximately four million merchants in the U.S. and over 95% currently accepting credit cards as payment, the potential market for check services is significant. ECHO estimates that approximately 60% of merchants, or about 2.3 million merchants, who accept credit cards also accept checks as a form of payment. Furthermore, of the group that accepts checks as a form of payment, the Company estimates that only 10% of them have an electronic method to accept checks and the other 90% accept a paper check and process it in the traditional manner by taking the check to the bank.

ECHO's  estimated  market  potential  for  check  services:

- Approximately 1.5 million merchants currently accepting credit cards, but who do not currently accept checks as a form of payment;
- Approximately 1.9 million merchants currently accepting paper checks and who may consider an electronic form of payment;
- Approximately 400,000 merchants currently converting paper checks to electronic at the POS and may consider changing to a better service and/or lower-cost provider.

Efforts will be focused on working with the Company's sales channels to approach mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer higher margins than larger accounts and provide a less competitive marketplace. ECHO has recently signed agreements with several new retailers, including Hastings Entertainment, a video and entertainment business with 130 locations.

VISA  POS  CHECK  PROGRAM
The Company has essentially completed the development and beta-testing of the Visa Program and is preparing to leverage ECHO's check services assets through Visa member banks. Six of the eight financial institutions currently testing the program have chosen ECHO as their company's third-party processor and are beginning to actively sell check services to their merchants. Visa has requested ECHO's assistance in integrating several national merchants, including a major global specialty-clothing retailer, into the Visa Program and the Company is actively working to assist these merchants with development that is partially being reimbursed by Visa.

Recently, ECHO's primary credit card processing bank, First Regional Bank, decided to participate in the Visa Program enabling ECHO to provide independent sales organizations with a sponsoring bank to offer the Visa Program to merchants in the marketplace. This will enable the Company to use its direct sales channels to provide the Visa Program to ECHO's current and potential merchant base.

The Visa infrastructure requires ECHO to coordinate and integrate its services with several parties and systems. Therefore, the process of developing and bringing to market the Visa Program has been more time and resource intensive than originally anticipated due to the unique requirements of each financial institution and extensive testing periods. As part of the Visa Program, the Company has completed the following:

- ECHO wrote, tested and installed special merchant terminal software that specifically meets the Visa Program requirements.
- ECHO certified its terminal and host response code with Vital Processing Services, a major provider of terminal services to major banks.
- ECHO developed special add-on services and reporting for specific banks or select merchants who desired to use the Visa Program.

ECHO has used its relationships with the banks participating in the Visa pilot program to gain knowledge in order to facilitate the integration and implementation of the Visa Program for new banks and to develop a standardized, but customizable platform of options. The Company's staff has been increased to assist current and future banks in making the fastest and easiest conversion to the Visa Program. However, implementation of new banks, at least in the near term, will rely on the bank's ability to coordinate the integration of its internal account management system to the Visa Program and this process is outside of ECHO's realm of responsibilities.

While ECHO believes that the Visa Program has the potential to generate significant revenues in the future, the market potential of this service is still unproven and its success is dependent on the continuing marketing support of Visa and its member banks.

TURNKEY  SOLUTION  FOR  REGIONAL  AND  COMMUNITY  BANKS
ECHO has identified an underserved, niche market of smaller regional and community banks for credit card and check payment programs. ECHO has developed a turnkey solution that allows smaller banks to offer credit card and check processing services on a private-label basis using the Company's back-end infrastructure. Much of the reporting to the merchant utilizes the Internet as a delivery channel, an environment in which the Company has significant experience and knowledge. The Company estimates that approximately 80% of merchants are familiar with or connected to the Internet, many from their personal residences. Due to the high costs and the perceived high risk, most small banks are either unable or unwilling to compete with national banks in providing online transaction processing and Internet-based reporting tools to their merchants. The Company has designed the program to be adopted by a bank at little or no cost and yet it allows the bank to generate revenues and earnings in competition to those earned by much larger banks who have had to make major investment in the technology.

The new turnkey initiative, which is packaged under the MerchantAmerica name, incorporates all of ECHO's Internet features and the Company's full retail set of services and payment options. ECHO believes that its fully integrated payment and reporting system allows smaller banks to enjoy not just competitive equality but, in many cases, competitive advantage. It enables banks to compete feature by feature with the offering of the major banks with no set-up fee or annual charge to participate. The Company, in turn, benefits from the increased processing and transaction revenues. Additional benefits of the MerchantAmerica program to regional and community banks include the:

-    Ability  for  banks  to  set  processing  fees  for  each  merchant;
- Assurance that the bank controls the merchant relationship and maintains any financial asset value related to ownership; and
-    Reduction  of  fraud  risk.

In addition to the benefits that the bank receives from the MerchantAmerica program, the bank's merchants also receive numerous benefits, including a retail merchant account for credit cards, debit cards and checks; an online shopping cart and check-out payment system; sales tracking and online transaction history; automatic referral to collection agencies; and dedicated customer service.

The program was launched in August 2002 and, approximately two months later, at the end of fiscal 2002, ECHO had six participating banks in the program. ECHO estimates that there are 10,000 community banks in the U.S. and no one provider of services has over 10% of the market. Based on third-party research, the Company estimates that approximately 6,000 of these banks do not directly offer bankcard services and the approximately 4,000 that are affiliated with a service may be responsive to the MerchantAmerica value proposition. ECHO has experienced positive initial reaction to recent outreach and marketing efforts.

BANKCARD  AND  TRANSACTION  PROCESSING  REVIEW
Bankcard and transaction processing volume rose 13% in fiscal 2002 and revenue increased approximately 8%. While this has historically been a profitable business, price competition is intense and has been impacting margins. ECHO receives a fee based on the number of transactions processed and the number of accounts serviced. The Company is enhancing its back-end technology and has identified new revenue opportunities to improve profitability and margins.

ECHO is a registered Independent Service Organization and Merchant Service Provider with Visa and MasterCard. In order to engage in Visa and MasterCard processing, a cooperative relationship is required with a bank that sponsors the Visa and MasterCard transactions. ECHO's primary processing bank relationship is with First Regional Bank of Los Angeles, California.

The Company currently has two processing bank relationships: First Regional Bank, Los Angeles, California, and The Berkshire Bank, New York, New York.

For the year ended September 30, 2002, MerchantAmerica accounted for approximately 82% of the Company's revenues, compared to 83% in fiscal 2001. MerchantAmerica presently provides 24-hour daily processing capability, "800" number access to customer service personnel and, as needed, various field support services. Utilizing one of the numerous methods of access to the Company, the merchants' systems dial the Company's host computers and receive credit card and/or check authorizations for accounts, which have been electronically verified. Electronic files are then transmitted daily by MerchantAmerica to the major credit card organizations or to the ACH, which subsequently transfer funds from the banks to MerchantAmerica's processing bank and which are then deposited into the bank of the merchant's choice. On average, ECHO deposits funds to over 600 banks across the nation on behalf of its merchant base each day.

The Company's software programs capture the transactions, retain data and enable merchants to review, reconcile and edit transactions. MerchantAmerica has been successful in its customer service efforts, which include a terminal loaner program to minimize downtime, frequent sales and activity reports and sophisticated security services utilizing the merchant's terminal, the Company's host computers and field activity. MerchantAmerica utilizes several advanced telecommunications capabilities involving manageable network design, robust communications protocols, circuit troubleshooting, and packet switching, in order to provide consistent and reliable services to its merchants.

ECHO's revenue for MerchantAmerica's credit card processing is derived primarily from three sources: the merchant's discount rate, the merchant's transaction fee and set monthly fees. The discount rate is expressed as a percentage of the amount being processed and is deducted from the amount of each transaction submitted by the merchant while the net amount is deposited into the merchant's bank account.

Discount rates range between 1.5% and 4.5%, and the Company's average discount rate is 2.1%, which is consistent with the prior year. Depending upon the discount rate and the cost of clearing interchange, about 75% to 90% of the discount rate revenue is paid to card-issuing banks and organizations and the sponsoring bank.

A transaction fee is charged for each transaction processed and ECHO's average transaction revenue in fiscal 2002 is $.18 per transaction, compared to $0.17 in fiscal 2001. The Company maintains a range from $0.15 up to $0.32 per transaction, depending on the level of merchant and customer interface. Larger customers tend to pay lower transaction fees given the volume of business. Both Visa and MasterCard have instituted $0.05 to $0.10 transaction fees on each transaction processed. However, due to lower costs of communications and negotiated contracts, ECHO's direct costs have been lowered to a range of between $0.03 and $0.05 per transaction, depending upon duration and method of transmission. However, the overall increases of processing such as personnel costs, infrastructure costs, and other expenses have all contributed to a higher cost of sales as a percentage of revenue in fiscal 2002. While bankcard and transaction processing revenue increased by 8.4% in fiscal 2002, as compared to fiscal 2001, cost of sales such as personnel costs increased from $840,000 in fiscal 2001 to $1,251,000 in fiscal 2002, a 49% increase. Additionally, depreciation and amortization expense related to computer software and hardware increased from $598,000 in fiscal 2001 to $844,000 in fiscal 2002, a 41% increase.

The market size for credit card processing is approximately 1.2 trillion transactions per year, and this number is growing annually. ECHO has a very small percentage of this market share, but the Company is one of the top 50 credit card processors according to The Nilson Report, a monthly financial subscription-based newsletter. The Company's new agent bank program has competitors that include First Data Corporation ("FDC"), the biggest credit card processor in the U.S.; NPC; Global Payments; and Prism.

The credit card processing market has undergone rapid consolidation, which has raised unique challenges, including supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and maintaining merchant relationships. While merchant portfolios can be purchased by a processor or a credit card agent bank, merchants are under no obligation to utilize the services of the new owner so many of the most active consolidators have been experiencing difficulty in maintaining their number of active merchants.

The Company's data center is reliable and the costs to operate the MerchantAmerica program are currently reasonable, but no assurance can be made that such favorable conditions will continue. Both Visa and MasterCard have historically increased their interchange fees and transaction fees to the point that building a profitable transaction business solely based upon credit card activity has become increasingly difficult. The Company has a bankcard merchant portfolio that is profitable and the Company has added other forms of transaction processing, such as checks that are not affected by such changes.

CHECK-RELATED  PRODUCTS  REVIEW
In 1987, the Company initiated its check guarantee services to merchants located in California so a merchant could accept a customer's check with confidence of receiving payment. To support merchants in other states, the Company has historically supported alternative check verification and guarantee services to operate concurrently with the Company's credit card software in the merchant's terminal. In 1999, the Company acquired Magic Software Development, Inc. (renamed "XPRESSCHEX") that provided ACH settlement services and supported a membership-based national verification service for collection agencies. In November 1999, the Company acquired Peak Collection Services, a collection agency, and integrated its operation into the XPRESSCHEX group location in Albuquerque, New Mexico. In January 2000, the Company acquired Rocky Mountain Retail Systems, Inc. ("RMRS"), another provider of national check verification services. RMRS also originated and maintained National Check Information Service ("NCIS"), a database of negative-check writers that was available to merchants and collection agencies across the nation on a fee per transaction basis.

In May 2001, the Company acquired the assets of National Check Network ("NCN"). In September 2001, the Company combined its check services all into one corporate entity under the name of XPRESSCHEX, Inc., combined the negative and positive databases of NCN and NCIS, and decided to promote its check verification services using only the NCN name in the future. The combination of the Company's check services, XPRESSCHEX's ACH services, XPRESSCHEX's collection capabilities and the verification services through the NCN database formed the foundation for ECHO's fully integrated national check services.

ECHO has invested significant resources and management focus in its check services business and the Company's efforts are beginning to show results. Check services revenue increased approximately 34% in fiscal 2002 from fiscal 2001. Revenues from all sectors of check services, including check verification, check conversion, check re-presentment, are all increasing significantly. Also, Visa remains committed to its POS Check pilot program and Visa is encouraging participating banks to move to a full implementation wherein they offer the service to all of their merchants.

ECHO's revenue in check services can come from several sources. Typically, the merchant pays either a fixed fee for each transaction (verification, conversion, re-presentment, return check processing ("RCK"), etc.) or a fee based on the face amount of the check (check guarantee). Transaction revenue is received for check verification, check conversion, check re-presentment and RCK services. In the Visa model, ECHO can receive transaction fees for providing "third-party" services to Visa banks, which assists them in processing checks from non-participating banks. In addition, ECHO may serve a Visa bank by being a collector of the transaction data for the merchant and submitting it to VisaNet, a process referred to as an "acquiring processor". Finally, ECHO can also participate in the mark-up that is charged on the sales price to a merchant, although this is only earned by ECHO if its primary sales channels secured the relationship. Additional revenue is earned if the merchant utilizes ECHO's collection services and it is primarily derived from the collection fee associated with successful collection of an item. If ECHO refers a collection item to an NCN member, a small participation in the collection fee is returned to ECHO through agreement with the NCN member. Finally, when ECHO provides a guarantee service to a merchant or a bank, it earns a certain percentage of every check processed from the merchant or bank and ECHO's earnings related thereto are directly tied to its success in collection and its risk management capability.

The  following  check  services  are  being  offered  by  the  Company:

Check  Verification
For a fee, the Company will search NCN, its proprietary database of negative-check writers, attempting to match a specific piece of information, such as a driver's license number or Magnetic Ink Character Recognition ("MICR") number, provided by the merchant. A match identifies the check writer as having current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept or decline the check. Verification reduces the risk of accepting a bad check; however, ECHO offers no guarantee that the check will be honored by the check writer's bank and makes no promise of reimbursement if the check is dishonored by the bank.

Check  Guarantee
Under check guarantee, ECHO will apply several risk management approaches, one of which is to search NCN's database against the data provided by the merchant and essentially "score" each transaction. If ECHO's scoring system concludes there is too much risk, the Company issues a coded response instructing the merchant to refuse to accept the check. If ECHO's scoring system results in a positive result, a coded response advises the merchant that the Company has guaranteed payment on that item. If that check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by the Company. Given the risks associated with check guarantee, especially for large volume merchants, ECHO exercises strict risk parameters on the merchants to which this service is offered.

Electronic  Check  Conversion  ("ECC")
ECC is a relatively new system of check settlement that is slowly gaining merchant acceptance. Under the program, the merchant slips a customer's check either through a check reader that reads the MICR line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant then returns the check to the customer and the electronic image, captured by the reader, allows the Company to settle the check transaction electronically. Customers like this new system because they get their check back immediately and still have their hard copy of the transaction. Banks like ECC because no paper has to be handled by the bank to settle the transaction. However, merchants will adopt the system only if their check volume justifies the capital investment in equipment, ranging from $150 to $600.

Check  Re-Presentment  ("RCK")
XPRESSCHEX allows a merchant to advise its bank that a returned check should be sent to the XPRESSCHEX data processing center in Albuquerque, New Mexico, rather than return it to the merchant. Upon receipt, XPRESSCHEX converts the check to an electronic ACH transaction for resubmission through the ACH network and images the check for possible collection activity, should it become necessary. Timing of re-presentment is made so as to coincide with payday and better the odds of collection. The full face value of the check is returned to the merchant upon collection and a collection fee charged to the check writer, usually in the range of $15 to $25, is retained by XPRESSCHEX as payment for its RCK services.

XPRESSCHEXONLINE(sm)  and  XPRESSCHEXPLUS(sm)
A check can be presented as a form of payment over the Internet and ECHO supports the multiple types of ACH entry classes. XPRESSCHEXONLINE allows any e-commerce site to accept a check as payment. XPRESSCHEXPLUS allows a batch of check data to be sent to XPRESSCHEX for processing and is commonly used by mail order or phone order businesses.

Visa  POS  Check  Service  ("Visa  Program")
The Visa Program represents a major new initiative by Visa to enable merchants to receive direct online authorization for checks written against consumer demand deposit accounts, similar to the authorizations provided for credit and debit card transactions. A merchant will be able to have the option of 1) converting the check to an electronic image only and the funds being deposited electronically, or 2) converting the check to an electronic image, the funds being deposited and verifying either the availability of funds or the presence of the check writer in a negative database at the POS, or 3) converting the check to an electronic image, having the funds deposited and having it guaranteed by a third party.

Once authorization is obtained, the customer is required to sign a separate sales receipt authorizing the conversion of the check transaction to an electronic transaction. The merchant then voids the paper check and returns it to the customer along with a signed sales receipt.

Visa's processing system, VisaNet, currently processes transactions for about 5 million U.S. merchants and has access to 90% of the demand deposit accounts in the country. In the case of checks written on an account at a financial institution participating in the Visa Program, the check will be authorized directly by that bank. However, for financial institutions that have chosen the Company as their third-party processor and where the check is written on an account at a non-participating bank, the check will be verified against 81 million known checking accounts stored in ECHO's NCN database.

ECHO is strategically positioned to capitalize on the potential growth of the Visa Program, which has the potential to provide merchants with a more cost-effective means of check verification, conversion and guarantee, while leveraging the strong marketing channel and brand recognition of Visa and its member banks. The Company is currently working with six of the eight major financial institutions that have chosen to participate in the pilot program. For check verification, conversion and guarantee, ECHO has provided solutions to Visa member banks as part of the Visa Program. The Company believes that its relationship with the Visa Program gives ECHO the potential to become a leading check services processor over the coming years.

U-HAUL  RELATIONSHIP
ECHO's relationship with U-Haul International represents a mature business with a solid revenue stream. The Company has been working with U-Haul International since 1995, when ECHO developed and deployed a comprehensive system for real-time credit card authorization, capture and compilation of compensation data, and active management of rental equipment information. The software, which operates on ECHO's proprietary EB920 terminal, prepares the rental contract between the dealer and the customer and reports the activity electronically to the corporate office, thereby eliminating the need for a U-Haul dealer to manually prepare weekly summary reports of rental activity. The system tracks all financial data and forwards both rental and financial data daily to ECHO's data center, where it distributes the rental data on an hourly basis around the nation to the points of destination. This allows a receiving dealer to accept reservations for rental of the specific equipment prior to the equipment's actual arrival.

ECHO's revenues are derived from equipment sales to U-Haul, custom development work, and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. While the Company has experienced a declining trend in transaction volume, due in part to U-Haul's development of a web-based processing service, it has been able to cross-sell its check services into the terminal base of more than 15,000 dealers. In fiscal 2001, the Company entered into a revised three-year contract with U-Haul International, which covers processing services, software development, data distribution, equipment purchases/warranty, customer support and consulting, and which resulted in a reduction in transaction fees.

SALES  AND  MARKETING
ECHO sells its Merchant and Check Services through several marketing channels, including independent sales organizations ("ISO"), its own internal sales force and direct merchant referrals by existing merchants. The Company also offers Merchant Services through a direct online sales channel, MerchantAmerica. Approximately 20% of the Company's new accounts have historically been generated through the ISOs. ECHO recently restructured its sales force by hiring more sales people for its Check Services National Sales Group focused on selling to major accounts and mid-sized retail chains and implementing an incentive-based commission structure with the goal of targeting specific accounts and shortening the sales cycle.

ECHO  offers  its  payment  services  through several sales channels, including:

- MerchantAmerica - Payment services offered directly to merchants and to regional and community banks to offer to their local merchants. MerchantAmerica combines the ECHO credit card services with a full set of check and collection services.
- Primary Sales Channels - These channels, which include First Regional Bank sponsored Visa POS Check direct merchant sales, Check Services National Sales Group sales and MerchantAmerica direct merchant sales, provide the highest margin opportunities.
- Secondary Sales Channels - Banks in the Visa POS Check pilot program, ISOs, NCN Collection Agency Members and MerchantAmerica Agent Banks are part of the secondary sales channel. These channels offer lower margins due to the added participation in the overall revenue such channels require. Currently ECHO has 138 ISOs registered to sell ECHO's check products. NCN has over 260 member collection agencies that serve over 85,000 merchants and many agencies are acting as sales agents for ECHO's check services.

Management believes that the Company is unique in the number of payment methods that it allows, the combination of transaction types that it manages directly, its ability to integrate additional services and its ability to support each merchant through one vertically integrated source.

The Company's marketing strategy is to maximize cross-selling opportunities to its existing base of retail merchants; sell integrated suites of check, credit and debit card processing services through small banks and industry-specific resellers; enhance and market MerchantAmerica.com; and develop the private label check service program that allows appropriate identification between the customer and the vendor. ECHO intends to:

- Market the MerchantAmerica service to regional and community banks, through direct sales to merchants and to Not-For-Profit organizations.
- Promote the Visa POS Check Program by working with Visa-referred banks to assist them in initiating the service and also, selling the Visa service directly to merchants through the sponsorship of ECHO's primary bank, First Regional Bank.
- Educate national merchants, processors, banks and industry-specific resellers on the benefits associated with the Company's NCN services, including check conversion, verification, ACH payments, collection and its positive and negative database capability and enlist their active sales thereof.

COMPETITION
Merchant and check services are highly competitive industries and are characterized by consolidation, rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market. Credit card and debit card processors have similar direct costs and therefore their products are becoming somewhat of a commodity product wherein a natural advantage accrues to the highest volume processors. To offset this fact, the Company has focused on marketing to niche markets wherein it can maintain the margins it deems necessary to operate profitably but no assurance can be given that this strategy will be successful in the future.

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN/eFunds (the largest verification provider in the nation), Certegy (a spin-off of Equifax), and Global Payments. While all four have major national accounts, the last two are now actively moving into the smaller merchant and middle market where ECHO has historically positioned itself. ECHO believes that it has competitive advantages, including its front-end connectivity capabilities, its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having certified as both a Third-Party and Acquiring Party Processor with the Visa Program. The Company believes its flexibility in offering a variety of check and collection services that enable its merchants and resellers to select the most cost-effective means of check acceptance and collection effort for them is a distinctive advantage.

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

REPORTABLE  SEGMENTS
Refer to Note 12 "Reportable Segments" in the accompanying Notes to Consolidated Financial Statements for reportable segment information and financial information about geographic areas.

ITEM  2.      PROPERTIES

In October 1994, the Company purchased the three-story, 13,500 square foot building in Agoura Hills, California it currently occupies for $880,000. The Company currently has two notes collateralized by this building. The current monthly debt service for these two notes is approximately $19,000. This building houses the Company's headquarters and computer facilities.

The Company leases real property in Agoura Hills and Westlake Village, California; Albuquerque, New Mexico; Boulder, Colorado; and Kansas City, Kansas for sales, data center and other operations, under various agreements, which expire at various times over the next two years. The total lease payments are approximately $18,000 per month.

The Company owns several pieces of raw land for investment consisting of four noncontiguous parcels in Missouri totaling approximately five acres, two noncontiguous parcels in Texas totaling approximately forty-four acres, one acre in Castilla County, Colorado, one-third acre in Eureka County, Nevada, a single lot in Arrowhead County, Washington, a single lot in Ventura County, California, three acres in Independence County, Arkansas, and 498 acres in San Bernardino County, California. The Company sold the 498 acres in San Bernardino County, California in October 2002.

ITEM  3.     LEGAL  PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business.

On December 27, 2001, the Company settled its collections lawsuit against First Preferred Bank (successor-in-interest to First Charter Bank) by filing a Mutual Release and Settlement Agreement with the Los Angeles Superior Court that i) settles the counter lawsuit filed by First Charter against ECHO, and ii) releases ECHO and First Preferred Bank from any other liability in connection with the Merchant Marketing and Processing Agreement (the "Agreement") with First Charter Bank entered into on June 25, 1994 and subsequently terminated on October 11, 2000 by ECHO before filing suit.

On March 6, 2002, by resolution of the Board of Directors upon advise of counsel subsequent to closing arguments at trial and a March 1, 2002 Mediation, the Company settled all claims without admission of liability arising from litigation known as Premiere Lifestyles International Corporation, Inc. ("Premiere") v. Electronic Clearing House, Inc. in the Los Angeles County Superior Court. The Company made a one-time cash payment of $1,200,000 to Premiere and executed a long-term promissory note collateralized by the Company's office building in Agoura Hills, California in favor of Premiere for an additional $1,300,000, payable over 15 years with an interest rate of 8%.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of ECHO's shareholders in the quarter ended September 30, 2002.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The  executive  officers  of  the  Company  are  as  follows:

                          Name                        Position
               -------------------------   -----------------------------------

               Joel  M.  Barry            Chairman  of  the  Board,
                                          Chief  Executive  Officer

               Alice  L.  Cheung          Chief  Financial  Officer,
                                          Treasurer

               Alex  Seltzer              Chief  Operating  Officer/Chief
                                          Information  Officer

               Patricia  M.  Williams     Vice  President,  Check  Services

               Jack  Wilson               Vice  President,  Merchant  Services

               Jesse  Fong                Vice  President,
                                          Information  Systems

               David  Griffin             Vice  President,  Check  Guarantee

               Rick  Slater               Vice  President,  Chief
                                          Technology  Officer

               Donna  L.  Rehman          Corporate  Secretary

               R.  Marshall  Frost        Counsel

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER SECURITY MATTERS

Since January 17, 1986, the Company has been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, the Company was accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trades under the symbol of "ECHO" on the Nasdaq SmallCap Market. The following table sets forth the range of high and low prices for the Company's common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. Moreover, due to the lack of an established trading market for the Company's common stock, such quotations may bear no relationship to the fair market value of the Company's common stock and may not indicate prices at which the Company's common stock would trade in an established public trading market.

                    FISCAL YEAR ENDED
                      SEPTEMBER 30     High    Low
                    -----------------  -----  -----
                          2002
                    -----------------
                    First Quarter      $2.92  $1.88
                    Second Quarter     $2.44  $2.00
                    Third Quarter      $2.10  $1.16
                    Fourth Quarter     $1.58  $1.08

                          2001
                    -----------------
                    First Quarter      $6.25  $2.00
                    Second Quarter     $5.25  $2.19
                    Third Quarter      $4.12  $2.28
                    Fourth Quarter     $3.64  $1.24


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in the Company's common stock is limited and sporadic, as indicated by the average monthly trading volume of 149,341 shares for the period from October 2001 to September 2002. On December 10, 2002, the closing representative price per share of the Company's common stock, as reported through Nasdaq SmallCap Market, was $1.60.

HOLDERS  OF  COMMON  STOCK

As of November 12, 2002, there were approximately 857 record holders and 4,233 beneficial holders of the Company's common stock, with 5,796,062 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND  POLICY

The Company has not paid any dividends in the past and has no current plan to pay any dividends. The Company intends to devote all funds to the operation of its businesses.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as they relate to each of the five years ended September 30, have been derived from annual financial statements, including the consolidated balance sheet at September 30, 2002 and 2001 and the related consolidated statement of operations and of cash flows for the three years ended September 30, 2002, and notes thereto appearing elsewhere herein.

                                                         Year  Ended  September  30
                                              -----------------------------------------------
                                                2002      2001      2000     1999      1998
                                              --------  --------  --------  -------  --------
                                            ( ---- AMOUNTS IN THOUSANDS, EXCEPT PER SHARE ---- )
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues . . . . . . . . . . . . . . . . . .  $33,291   $29,943   $28,340   $23,828  $21,063
Costs and expenses . . . . . . . . . . . . .   36,960    29,380    28,324    22,636   19,852
                                              --------  --------  --------  -------  --------
(Loss) income from operations. . . . . . . .   (3,669)      563        16     1,192    1,211
Interest income (expense), net . . . . . . .      (74)      106       196        95       14
Other income (expense), net. . . . . . . . .      -0-       350       312       -0-      (35)
                                              --------  --------  --------  -------  --------
(Loss) income before income tax
 benefit (provision) . . . . . . . . . . . .   (3,743)    1,019       524     1,287    1,190
Benefit (provision) for income taxes . . . .    1,367      (585)     (233)    1,331      (36)
                                              --------  --------  --------  -------  --------

Net (loss) income. . . . . . . . . . . . . .  $(2,376)  $   434   $   291   $ 2,618  $ 1,154
                                              ========  ========  ========  =======  ========


(Loss) earnings per share-basic. . . . . . .  $ (0.41)  $  0.07   $  0.06   $  0.58  $  0.31
(Loss) earnings per share-diluted. . . . . .  $ (0.41)  $  0.07   $  0.05   $  0.45  $  0.21

Weighted average number of common
 shares and equivalents outstanding-basic. .    5,788     5,797     5,257     4,536    3,744

Weighted average number of common
 shares and equivalents outstanding-diluted.    5,788     5,964     5,825     5,825    5,459

BALANCE SHEET DATA:
-------------------
Working capital. . . . . . . . . . . . . . .  $ 3,234   $ 5,821   $ 6,029   $ 5,010  $ 3,611
Current assets . . . . . . . . . . . . . . .    5,728     8,259     7,595     6,159    5,154
Total assets . . . . . . . . . . . . . . . .   18,191    18,921    17,013    12,932    8,025
Current liabilities. . . . . . . . . . . . .    2,494     2,438     1,566     1,149    1,543
Long-term debt, and payable to
 stockholders and related parties,
 less current portion. . . . . . . . . . . .    2,159       744       767       599      639
Total stockholders' equity . . . . . . . . .  $13,538   $15,739   $14,680   $11,184  $ 5,843

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

OVERVIEW
ECHO provides a complete solution to the payment processing needs of merchants, banks and collection agencies. The Company's services include debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking.

The Company derives revenues from two main business segments, bankcard and transaction processing services and check services, and operates under the following brands: MerchantAmerica, ECHO's retail provider of processing services to both the merchant and bank markets; National Check Network ("NCN") for transaction verification; XPRESSCHEX, Inc. for processing check guarantee, check conversion, check collection and check verification; and U-Haul Services, which provides credit card authorization, rental activity and tracks available inventory.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, reserve for doubtful accounts, goodwill amortization, capitalization of software costs, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

- Reserve for Doubtful Accounts. The Company established a reserve for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of account receivable. It is reasonably possible that the Company's estimate of the reserve for doubtful accounts will change from time to time.

- Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

- Research and Development Expense. Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $1,719,000 in fiscal year 2002 and $1,070,000 in fiscal year 2001.

- Goodwill Amortization. Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 10 to 15 years. SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued in June 2001, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting unit for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt these statements effective the first quarter of fiscal 2003. The Company has completed the Step 1 - goodwill impairment test, as prescribed by SFAS 142, utilizing discounted cash flow analysis for the check services reporting unit that has goodwill. The results of this analysis indicate potential goodwill impairment for this reporting unit. The Company has begun, but not completed, Step 2 - measurement of the impairment loss, by evaluating the fair value of the check services business segment through discounted cash flow models and other analytical means. The Company expects to record any impairment loss as a cumulative effect of a change in accounting principle in the first quarter of 2003.

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial statements and the results of its operations.

RESULTS  OF  OPERATIONS

FISCAL  YEARS  2002  AND  2001
------------------------------

Financial highlights for fiscal 2002 as compared to fiscal 2001 were as follows:

--Total  revenue  increased  11.2%  to  $33.3  million

--Gross  margin  from  processing and transaction revenue declined to 30.8% from
  33.9%

--Operating income moved into negative territory to $(3.7) million from $563,000

--Diluted loss per share of $(0.41) as compared to diluted earnings per share of
  $0.07

--Fiscal  2002  results  reflect  one-time  legal  settlement  of  $2.5  million

--Bankcard  and  transaction  processing  revenue  rose  8.4%  to  $27.3 million

--Check-related  revenue  increased  by  34.2%  to  $5.8  million


REVENUE. Total revenue increased 11.2% to $33,291,000 for the fiscal 2002, from $29,943,000 for fiscal 2001. The increase can be primarily attributed to growth in the processing and transaction business. Total processing and transaction revenue for fiscal 2002 increased 13.0%, from $29,096,000 in fiscal 2001 to $32,889,000 in fiscal 2002.

COST OF SALES. Bankcard processing expenses are largely a reflection of changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed.
Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 18.2% for the year, from $19,239,000 in fiscal 2001 to $22,747,000 in fiscal 2002. The increase reflects a 13.0% increase in processing and transaction revenues for the year, as well as the higher costs of processing. Gross margin from processing and transaction services decreased from 33.9% in fiscal 2001 to 30.8% in fiscal 2002. This decrease in gross margin was due to a combination of factors such as higher personnel and infrastructure costs, increased costs paid to a third-party service provider, the departure of several higher volume/high margin credit card merchants, and a lower rate charged to U-Haul as a result of a contract negotiation.

While bankcard and transaction processing revenue increased by 8.4% in fiscal 2002, as compared to fiscal 2001, cost of sales such as personnel costs increased from $840,000 in fiscal 2001 to $1,251,000 in fiscal 2002, a 49% increase. Additionally, depreciation and amortization expense related to computer software and hardware increased from $598,000 in fiscal 2001 to $844,000 in fiscal 2002, a 41% increase.

Cost of terminals sold was $588,000 for the year, as compared to $419,000 in the fiscal 2001. The cost of terminals continued to exceed the terminal sales as a result of a $300,000 inventory allowance provision for fiscal 2002. This allowance was related to the write-down of certain obsolete customized printers and other slow-moving inventory.

EXPENSE. Other operating costs such as personnel costs, telephones and depreciation expenses decreased 1.8%, from $2,468,000 in fiscal 2001 to $2,424,000 in fiscal 2002 due to stringent cost controls. Research and development expenses increased 60.7% from $1,070,000 in fiscal 2001 to $1,719,000 in fiscal 2002. The Company is continuing to invest in research and development related to the various check service products at the current level. Even though most of the check services program development is near completion, the Company anticipates that it will continue to invest in research and development expenses in order to remain competitive in the market place. Additionally, the Company incurred operational expenses related to the management of the Visa POS Check Services pilot program ("Visa Program") without any offsetting revenue during this period.

Selling, general and administrative expenses increased 12.7% from $5,760,000 in fiscal 2001 to $6,493,000 in fiscal 2002. This increase was mainly due to the hiring of additional sales personnel in support of both merchant and check services and additional administrative staff to support the growth of the Company. In fiscal 2002, the Company hired a new COO/CIO. As a percentage of total revenue, selling, general and administrative expenses increased slightly from 19.2% in the fiscal 2001 to 19.5% in fiscal 2002.

Amortization of goodwill expense remained relatively constant, from $424,000 in fiscal 2001 to $489,000 in fiscal 2002. However, periodic goodwill amortization expense will be eliminated upon the adoption of SFAS 142 in the first quarter of fiscal 2003.

INTEREST EXPENSE. Interest expense increased to $129,000 for fiscal 2002, from $81,000 last year. The increase is due to the $1.3 million long-term note portion of the legal settlement expense for Premiere Lifestyles International Corporation, which carries an 8% interest rate. Interest income declined from $187,000 in fiscal 2001 to $55,000 in fiscal 2002 due to a decline in interest rates and lower average cash balances.

EFFECTIVE TAX RATE. Benefit for income taxes of $1,367,000 in fiscal 2002 was due to the operating loss incurred of $3,743,000. The Company's effective tax benefit rate was 36.5% for fiscal 2002 and a tax provision rate of 57.4% for fiscal 2001. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME (LOSS). Net loss for fiscal 2002 was $2,376,000, as compared to net income of $434,000 last year. The decline was primarily due to the $2.5 million legal settlement on a pre-tax basis with Premiere. The Company made a one-time cash payment of $1,200,000 to Premiere and executed a long-term promissory note collateralized by the Company's Agoura Hills, California office building in favor of Premiere for an additional $1,300,000, payable over 15 years, with an interest rate of 8%. In addition, operating income fell in fiscal 2002 primarily due to a $649,000 increase in research and development expense, a $300,000 increase in provision for inventory allowance and a $250,000 decrease in other revenue.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 8.4%, from $25,220,000 in fiscal 2001 to $27,339,000 for fiscal 2002.
This increase was mainly attributable to an approximately 13.2% increase in bankcard processing volume as compared to last year and was the result of the Company's successful marketing programs, including the MerchantAmerica web offerings and other sales programs. The increase in bankcard processing revenue was partially offset by a decrease in revenue as a result of a rate reduction offered to U-Haul, a major transaction processing customer, and the loss of several high volume, high margin merchants.

In fiscal 2002, the bankcard and transaction processing segment generated operating income of $1,996,000, or 7.3% of associated revenues, as compared to $3,183,000, or 12.6% of revenues, in fiscal 2001. The 59.5% decrease in operating income is attributable to a $303,000 increase in research and development expense, a $300,000 increase in inventory allowance and a $168,000 decrease in other revenue. Additionally, gross margin decreased due to the departure of several high margin merchants combined with higher overall operating costs.

The Company implemented a rate increase in October 2002 to its credit card processing merchants, which is expected to offset the higher operating costs and to improve the gross margin from credit card processing activities in fiscal 2003.

The Company anticipates significant service enhancements and cost savings as it integrates with the Oasis Payment Processing System being acquired from Oasis Technologies for approximately $1.3 million of which $553,000 progress payments were made through September 30, 2002. This project is expected to be completed by the last quarter of 2003. This system will process card payments more efficiently and with more features and flexibility, thus free up the Company's technical staff to speed up the development of new services and further integrate the multiple merchant-related services. With its direct settlement framework, Oasis will offer pricing advantages by eliminating a key component of the Company's cost structure by eliminating a third-party processor, a savings of approximately ten basis points for every credit card dollar processed. The implementation of this system will give the Company a greater flexibility to price its credit card processing services, allowing the Company to attract and retain larger merchants as well as the small and mid-market merchants that have been its target market.

Check Related Products. Check-related revenues increased from $4,323,000 for fiscal 2001 to $5,802,000, an increase of 34.2%. This was attributable to a 11.1% increase in check verification revenue and a 72.7% increase in electronic check presentment revenue.

Check services revenue made up 17.6% of the total processing and transaction revenues for fiscal 2002 as compared to 14.9% in the prior year. Check-related operating loss was $872,000 for the year, as compared to operating loss of $234,000 in fiscal 2001. The increase was due to the costs associated with the development of the Visa Program and the Company's other new products, as well as an increase in staffing to support current and anticipated processing volume.

The Visa Program is continuing as planned. The Company is currently working with six Visa member banks that have chosen to participate in this Visa pilot program. During the pilot phase, small numbers of merchants have been testing the Visa Program in conjunction with the banks. The Company will not be generating significant revenue from this Visa Program until the member banks have completed the pilot phase and begin to offer this program to their merchant base. Development and testing of the Visa POS Check Services platform was largely completed by the end of fiscal 2002, and some member banks have now begun to actively market the service to their merchant base. Management believes that the Visa POS Check Services Program will provide the Company with significant opportunities to develop strategic relationships with some major banks, which could result in an increase in our check services revenue in the coming years.

Other. Other revenue decreased from $400,000 in fiscal 2001 to $150,000 in fiscal 2002 due to a decrease in the amount of customer software development work completed during the year.

FISCAL  YEARS  2001  AND  2000
------------------------------

Financial highlights for fiscal 2001 as compared to fiscal 2000 were as follows:

--Total  revenue  increased  5.7%  to  $29.9  million

--Gross  margin  from  processing and transaction revenue improved from 29.4% to
  33.9%

--Income  from  operations  rose  to  $563,000  from  $16,000

--Check-related  revenues  increased  124.5%  to  $4,323,000

--Check services revenue grew to 14.9% of total processing and transaction revenues

--After-tax  net  income  increased  49.1%  to  $434,000

--Basic and diluted earnings per share of $0.07 in fiscal 2001 as compared to $0.06 per basic share and $0.05 per diluted share

REVENUE. Total revenues for fiscal year 2001 were $29,943,000, an increase of 5.7% over revenues of $28,340,000 for fiscal year 2000. Overall, total processing and transaction revenue increased from $25,677,000 for fiscal 2000 to $29,096,000 for fiscal 2001, an increase of 13.3%.

COST OF SALES. Bankcard processing expenses should largely reflect the changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction expense, increased from $18,128,000 for fiscal year 2000 to $19,239,000 in Fiscal 2001, an increase of 6.1%. This reflected the 13.3% increase in processing and transaction revenues for Fiscal 2001. Gross margin from processing and transaction revenue improved from 29.4% to 33.9%. The increase in gross margin was attributable to the increase in check services revenue, which normally yields a higher gross margin. Additionally, the Company was able to lower its communications costs and chargeback losses during fiscal year 2001.

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

EXPENSE. Other operating costs increased from $2,161,000 in fiscal year 2000 to $2,468,000 in fiscal year 2001, an increase of 14.2%. This increase was reflective of the 13.3% increase in processing and transaction revenue and the significant operating expenses attributable to the development of the various check services programs as discussed herein.

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

OPERATING INCOME. Income from operations for fiscal 2001 was $563,000, as compared to $16,000 in fiscal 2000. The increase was primarily attributable to higher transaction revenue and improved gross margin for processing and transaction revenue.

INTEREST EXPENSE. Interest expense decreased to $81,000 for fiscal 2001 from $88,000 in fiscal 2002. This was offset by interest income, which declined to $187,000 in fiscal 2001 from $284,000 in fiscal 2000. Also, the Company posted a gain on the sale of an asset. In June 2001, the Company sold a merchant list to a financial institution for cash proceeds of $350,000.

EFFECTIVE TAX RATE. Income tax expense was $585,000 for fiscal year 2001 and $233,000 for fiscal year 2000. The Company's effective tax rate was 57.4% for fiscal 2001 and 44.5% for fiscal 2000. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Revenues derived from the electronic processing of transactions are recognized at the time the transactions are processed by the merchant. Bankcard and transaction processing revenue decreased 3.8%, from $26,210,000 in fiscal year 2000 to $25,220,000 for fiscal year 2001.
Increases in bankcard processing volume year-over-year and U-Haul transaction processing revenue were offset by the reduction in processing revenue from the innoVentry bankcard processing joint venture, which was terminated in September 2000.

The bankcard and transaction processing segment generated operating income of $3,183,000, or 12.6% of revenues, for fiscal 2001, as compared to $2,668,000, or 10.2% of revenue, in fiscal 2000. The 19.3% increase in operating income was due to an increase in transaction and processing volume.

The Company entered into an amended contract with U-Haul in September 2001 and thereby extended the contract for another three-year term. The Company currently serves approximately 15,000 U-Haul dealers nationwide.

Check-Related Products. Check-related revenues increased from $1,926,000 for fiscal year 2000 to $4,323,000 in fiscal 2001, a 124.5% increase. This was attributable to the additional check services being offered to the merchants in the current fiscal year and the continued higher growth experienced in the check-related business segment. Check services revenue made up 14.4% of total processing and transaction revenues in fiscal 2001 as compared to 6.8% in the prior year. Check-related operating loss was $234,000 in fiscal 2001, as compared to a loss of $883,000 in fiscal 2000. Management believes that the growth in check-related activities will continue to outpace the growth in the bankcard processing activities.

During fiscal 2001, the Company fully integrated its check services, such as check verification, check conversion, check guarantee, check re-presentment, along with debit and credit card transactions through a VeriFone terminal platform. This is one of the first terminal applications available in the market today that includes check conversion and captures check images with a scanner.

Other. Other revenue increased from $204,000 in fiscal year 2000 to $400,000 in fiscal 2001, an increase of 96.1% due to more billable software development work.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, the Company had available cash of $2,409,000, restricted cash of $906,000 in reserve with its primary processing banks and working capital of $3,234,000.

Accounts receivable, net of allowance for doubtful accounts, decreased to $1,744,000 at September 30, 2002 from $1,864,000 at the end of fiscal 2001.
Allowance for doubtful accounts, which reflects chargeback losses and dues to Visa and MasterCard increased to $431,000 at the end of the fiscal 2002 from $313,000 at September 30, 2001. This increase was attributable to the higher processing volume in fiscal 2002.

Net cash provided by operating activities for the year ended September 30, 2002 was $62,000 as compared to net cash provided by operating activities of $2,349,000 for fiscal 2001. The reduction in cash from operations was primarily attributable to the net loss, including the $1,200,000 cash portion of legal settlement expenses incurred during the quarter ended March 31, 2002.

During fiscal 2002, the Company used $1,754,000 for the purchase of equipment and capitalized software costs. As of November 2002, the Company negotiated a $500,000 lease line with a leasing company for the purpose of future computer equipment purchases. The Company is also finalizing a $700,000 loan with its primary sponsoring bank to fund the remaining scheduled payments of the Oasis software in fiscal year 2003. Total net cash used in investing activities was $1,835,000 for the current fiscal year as compared to $1,681,000 for fiscal year 2001.

In April 2002, the Company received $390,000 in proceeds from the sale and leaseback of certain computer software and hardware purchased. The Company used $215,000 for the repayment of capitalized leases in fiscal year 2002 as compared to $47,000 in fiscal year 2001. This increase was due to the additional new capitalized leases completed in the current fiscal year. Total net cash provided by financing activities was $35,000 for the current fiscal year as compared to net cash used by financing activities of $462,000 for fiscal year 2001.

At  September,  2002,  the  Company  had  the  following  cash  commitments:

                                         Payment Due By Period
                     --------------------------------------------------------

Contractual                      Less than                         After
Obligations             Total    1 year     2-3 years   4-5 years  5 years
-------------------  ----------  ---------  ----------  ---------  ----------
Long-term debt
 including interest  $2,859,000  $ 315,000  $  565,000  $ 455,000  $1,524,000
Capital lease
 obligations            914,000    377,000     537,000        -0-         -0-
Operating leases        261,000    123,000     138,000        -0-         -0-
                     ----------  ---------  ----------  ---------  ----------

Total contractual
 cash obligations    $4,034,000  $ 815,000  $1,240,000  $ 455,000  $1,524,000
                     ==========  =========  ==========  =========  ==========


The Company's primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that its cash flow from operations together with cash on hand will be sufficient to meet its working capital and other commitments.

RISK  FACTORS

The Company is subject to a number of risks, which could affect operating results and liquidity, including, among others, the following:

DEPENDENCY  ON  BANK  RELATIONSHIPS.

The Company currently relies on cooperative relationships with, and sponsorship by, banks in order to process its Visa, MasterCard and other bankcard transactions. The Company's banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs more attractive and the Company believes that it cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on the processing volume. A bank might do this because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on the Company, it could materially adversely affect the business operations by restricting the Company's ability to process credit card transactions and receive the related revenue. The Company's relationships with its customers and merchants would also be adversely affected by its inability to process these transactions. To limit this problem, the Company currently maintains relationships with two banks. However, the Company cannot assure that these banks will not restrict its processing volume or that the Company will always be able to maintain its present banking relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to the Company. The Company's failure to maintain these banking relationships and sponsorships would have a material adverse effect on the business and results of operations.

BUSINESS  RELATIONSHIP  WITH  U-HAUL  INTERNATIONAL.

The business relationship with U-Haul is important to the Company but due to the growing merchant and check business and the full deployment to all U-Haul dealers, U-Haul has gradually become a less significant customer over the years. U-Haul accounted for approximately 6% of ECHO's revenue in 2002 and 8% of the revenue in 2001. The Company believes it has a good relationship with U-Haul and that its services are highly valued by U-Haul and its dealers, however, there can be no assurance that the Company will be able to maintain the business relationship with U-Haul, or that sales to U-Haul will continue at the same levels as previous years. Losing U-Haul as a customer still could have a significant impact to the Company.

BANKCARD  FRAUD.

The Company significantly relies on the processing of bankcard transactions. If any merchants were to submit or process unauthorized or fraudulent bankcard transactions, depending on the dollar amount, ECHO could incur significant losses which could have a material adverse effect on the business and results of operations. These types of losses are handled by the sponsoring banks as follows:

     - First Regional Bank - ECHO assumes and compensates the bank for bearing the risk of these types of losses.
     - The Berkshire Bank - ECHO assumes and compensates the bank for bearing the risk of these types of losses.

The Company has implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard use. The Company also maintains a dedicated reserve of $533,000 at its primary bank specifically earmarked for such activity. Despite a long history of managing such risk, the Company cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. The Company does not have insurance to protect it from these losses, but the Company does allocate ten basis points (.001) of daily processing activity as a reserve against these types of losses. There is no assurance that this reserve will be adequate to offset against any unauthorized or fraudulent processing losses that the Company may incur. Depending on the size of such losses the Company's results of operations could be immediately and materially adversely affected.

DEPENDENCE  ON  KEY  EMPLOYEES.

The Company's success has been and will continue to be dependent on the services of key technical and managerial personnel such as Joel M. Barry, our chairman of the board and chief executive officer. The loss of Mr. Barry could have a materially adverse impact on the Company's business. The Company believes that its success also depends on its ability to continue to be able to attract, retain and motivate highly skilled technical and management employees and consultants who are in great demand. There can be no assurance that the Company will be able to attract and retain such employees and its failure to do so could adversely affect its business.

RISK  OF  NOT  REMAINING  LISTED  ON  NASDAQ.

The Company is currently listed on the Nasdaq SmallCap market. There is no assurance that the listing of the Company's common stock will, in the future, always continue to satisfy the Nasdaq listing requirements. If the Company was delisted from Nasdaq, this would have a material adverse effect on the price and the liquidity of the Company's common stock.

COMPETITION.

The Company is in the business of processing transactions and designing and implementing integrated systems for its customers so that they can better use ECHO's services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction. The Company's market share is relatively small as compared to most of its competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. This enables the Company's competitors to quickly respond to new and emerging technologies, changes in customers needs, and to devote more resources to product and services development and marketing. The Company may face increased competition in the future and there is no assurance that current or new competition will allow the Company to keep its customers. If the Company loses customers, its business operations may be materially adversely affected, which could cause it to cease its business or curtail its business to a point where the Company is no longer able to generate sufficient revenues to fund operations. There is no assurance that the Company's current products and services will stay competitive with those of the Company's competitors or that the Company will be able to introduce new products and services to compete successfully in the future.

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

INVESTMENT  IN  RESEARCH  AND  DEVELOPMENT.

The Company continues to enter into projects, which it believes will assist the Company in its efforts to stay competitive. Although the Company believes that its investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability.

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

UNDERWRITER/MARKET  MAKER.

Trading markets for ECHO's common stock is maintained on Nasdaq by various broker/dealers who are members of the National Association of Securities Dealers. None of the market makers are under any legal obligation to maintain a market in the Company's common stock and may discontinue such activities at any time. If these market makers choose not to maintain a market in the Company's common stock, such a discontinuance could have a material adverse effect on the price and liquidity of the Company's common stock.

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

COST  OF  DEFENDING  LAWSUITS.

The Company is involved in various lawsuits arising in the ordinary course of business. Although the Company believes that the claims asserted in such lawsuits are without merit, the cost to the Company for the fees and expenses to defend such lawsuits could have a material adverse effect on the Company's financial condition, results of operations or cash flow. In addition, there can be no assurance that the Company will not at some time in the future experience significant liability in connection with such claims.

U-HAUL  RELATIONSHIP.

The Company provides processing services to U-Haul International by acting as the central processor of U-Haul dealer rental activity and reservations. During 2002, U-Haul's ability to reach financing arrangements with its lenders was delayed and presents a potential risk to ECHO should U-Haul be unable to secure adequate financing agreements in the future. The primary risk to the Company in the event of a U-Haul bankruptcy announcement is believed to be timely payment of its outstanding invoices at the time of declaration. The Company believes any on-going payment under a bankruptcy action would be reasonable to expect due to the critical nature of the Company's service to U-Haul and its dealers. The Company is working closely with U-Haul to keep its current invoices paid and does not expect any significant issue to arise but no assurance can be given that a U-Haul declaration of bankruptcy would not have a material effect on the Company.

HANDLING  SIGNIFICANTLY  INCREASED  VOLUME.

The Company has built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activity. While current estimates regarding increased volume are within the throughput capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system's capabilities. To minimize this risk, ECHO is in the process of redesigning and upgrading its check related processing systems and ECHO has purchased a state-of-the-art system to process bank card activity that should be operational by the end of 2003. No assurance can be given that the current systems would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in such time to avoid such a situation.

RECOVERING  FROM  NATURAL  DISASTER.

The Company maintains three data center operations, one in Agoura Hills, California, one in Albuquerque, New Mexico and one in Boulder, Colorado. Should a natural disaster occur in one of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data center locations. To minimize this risk, ECHO is moving its data processing functionality from Boulder to Albuquerque in 2003 and will be making its Agoura Hills and Albuquerque operations fully redundant to each other by the end of 2003. Prior to that time, it is possible a natural disaster could limit or completely terminate a specific service offered by ECHO until such time that the specific location could resume its functionality.

FINANCIAL  RISK  FROM  CHECK  GUARANTEE.

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to its check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that its current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants it offers guarantee services to in order to minimize this risk but no assurance can be given that such measures will be adequate.

SECURITY  BREACH.

The Company processes confidential financial information and maintains several levels of security to protect this data. Security includes hand and card-based identification systems at its data center locations that restrict access to the specific facilities, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet. While these systems have worked effectively in the past, there can be no assurance that they will continue to operate without a security breach in the future. Depending upon the nature of the breach, the consequences of certain breaches could be significant and dramatic to ECHO's continued operations. ECHO has undertaken a SAS70 audit to continue to identify security issues and enhance their detection and defenses therefrom, however, no assurance can be given that ECHO's efforts in this regard will always prove to be adequate or successful.

COST  OF  TECHNICAL  COMPLIANCE.

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the ACH and check related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring the Company's compliance to the specific industries we serve and, when possible, ECHO is moving the technical compliance responsibility to other parties, as is the case with the recent purchase of the Oasis Technologies bankcard processing system wherein Oasis assumes much of the compliance obligation relative to Visa and MasterCard issues. As the compliance issues become more defined in each industry, the cost associated thereto may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. While ECHO currently has these costs under control, it has no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein it competes.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and does not use derivative financial instruments. All of our revenue and capital spending is transacted in U.S. dollars. However, in the future, the Company may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

The Financial Statements and Supplementary Data are listed under "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The  officers  and  directors  of  the  Company  are:

                                                              Date first became
Name                                      Position           Officer or Director
--------------------------------  -------------------------  -------------------

Joel M. Barry [2]                 Chairman of the Board,            1986
                                  Chief Executive Officer,

Alice L. Cheung                   Chief Financial Officer,          1996
                                  Treasurer

Jesse Fong                        Vice President,                   1994
                                  Information Systems

David Griffin                     Vice President,                   1990
                                  Check Guarantee

Alex Seltzer                      Chief Operating Officer/          2002
                                  Chief Information Officer

Rick Slater                       Vice President, Chief             1998
                                  Technology Officer

Patricia M. Williams              Vice President,                   1997
                                  Check Services

Jack Wilson                       Vice President,                   1994
                                  Merchant Services

Donna L. Rehman                   Corporate Secretary               1990

R. Marshall Frost                 Counsel                           1994

Aristides W. Georgantas[1][2][3]  Director                          1999

Carl R. Terzian[1][2][3]          Director                          2002

Herbert L. Lucas [1][2][3]        Director                          1991
---------------------------------------------------------
     [1]  Member,  Audit  Committee
     [2]  Member,  Nominating  Committee
     [3]  Member,  Executive  Compensation  Committee

JOEL M. BARRY, age 52, has been a Director of the Company since July 1986, and Chairman of the Board since December 1986. Mr. Barry served as Chief Financial Officer from May 1987 to June 1990, and Executive Vice President from October 1987 to June 1990, when he was designated Chief Executive Officer of the Company. Mr. Barry is also a Director and Chief Executive Officer of the
MerchantAmerica and XPRESSCHEX, Inc. wholly-owned subsidiaries. From August 1981 to June 1991, Mr. Barry was a lecturer and investment counselor for Dynamic Seminars, a firm he founded in 1981, and Basics Financial Planning and Investments, a firm he founded in 1983. From 1972 to 1974, Mr. Barry owned and operated a recording business and from 1975 to 1981 was employed as the Director of Marketing and Sales with Financial Dynamics, a financial planning firm located in Covina, California. Mr. Barry attended Oklahoma State University from 1969 to 1970, majoring in Accounting and Ozark Bible College from 1970 to 1972, majoring in music.

ALICE L. CHEUNG, age 45, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining the Company, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

JESSE FONG, age 51, has served as Vice President of Information Systems since September 1994. Mr. Fong joined the Company in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 54, has served as Vice President of Check Guarantee since October 2001. Previous to this capacity, he was Vice President of Check Services for the Company from June 1990 to October 2001 and Vice President of Operations from January 1986 until September 1989, at which time he became a consultant to the Company. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation.
Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

ALEX  SELTZER,  age  50,  joined  the  Company in August 2002 as Chief Operating
Officer  and  Chief  Information  Officer.  Prior  to  joining  the Company, Mr.
Seltzer was the CIO and co-founder of Online Resources Corporation, an e-financial services outsourcer providing home banking, bill payment, and integrated third-party financial services to small and medium-sized U.S. banks. In addition to his extensive experience in designing and implementing online financial and payment services, Mr. Seltzer excels at motivating and directing teams, clients and organizations. Mr. Seltzer holds a BS degree in Applied Math and Computer Science from MIT in Cambridge, Massachusetts and an MBA from Stanford Graduate School of Business in Stanford, California.

RICK SLATER, age 42, joined the Company in May 1995 as Vice President of Computer Based Controls, Inc. (CBC). Mr. Slater was appointed President of CBC in December 1995, Vice President of ECHO in November 1998 and Chief Technology Officer in October 1999. Prior to joining the Company, Mr. Slater was President of Slater Research, which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. While a group leader at Aiken Advanced Systems, Mr. Slater held a TS/SCI security clearance and developed numerous military signal collection systems installed throughout the world. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

PATRICIA  M.  WILLIAMS, age 37, joined the Company in September 1996, serving as
Director of Program Management. Ms. Williams was appointed Vice President of Corporate Program Management in October 1997 and Vice President of Check Services in October 2001. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles. Ms. Williams holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 58, has served as Vice President of Merchant Services since June 1994 and was Director of Bankcard Relations for the Company from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

DONNA L. REHMAN, age 53, joined the Company in 1988 and has served as Corporate Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

R. MARSHALL FROST, age 55, has served the Company in varying capacities since 1987 and is currently In-House Counsel. Mr. Frost received his BA degree in business administration with emphasis in accounting from California State University at Fullerton, his AA degree in pre-med from Fullerton College, his JD degree from Ventura College of Law, and his MBA degree from the University of Redlands. Mr. Frost is an active member of the California Bar and a certified broker with the California Department of Real Estate.

ARISTIDES W. GEORGANTAS, age 58, has served as a Director since February 1999. Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank's Global Asset Management/Private Banking Division. He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Trust Company, the Foundation for Public Broadcasting in New Jersey, and Mathematica Policy Research, Inc. Mr. Georgantas is a graduate of the University of Massachusetts and the Columbia University Graduate School of Business.

HERBERT L. LUCAS, age 76, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul
Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He was formerly a member of the Board of Trustees of Princeton University.

CARL R. TERZIAN, age 67, has served as a Director since December, 2002. Mr. Terzian graduated magna cum laude from the University of Southern California in 1957. Following his USC education, Mr. Terzian served as an international good will ambassador for President Eisenhower and Secretary of State John Foster Dulles; director of public and church relations for the Lutheran Hospital
Society of Southern California; civic affairs consultant to the California savings and loan industry; and dean and professor of government and speech at Woodbury University. In 1965, Mr. Terzian joined Charles Luckman Associates, an architectural firm, to handle its public relations throughout the United States and worldwide and began his own public relations firm, Carl Terzian Associates, in 1969. Mr. Terzian currently serves as a director on the board of Transamerica Investors, Inc. and Mercantile National Bank along with various non-profit boards, commissions, advisory groups, and task forces.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The Annual Meeting of Stockholders was held on February 2, 2001, and the election of directors was held at that time.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and the holders of 10% or more of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. To the Company's knowledge, based upon the fact that there have been no 13D's or 13G's filed, no individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock. Based upon a review of Forms 3 and 4, the Company believes that all reports required pursuant to Section 16(a) with respect to the 2002 fiscal year were timely filed.

ITEM  11.     EXECUTIVE  COMPENSATION

The following table sets forth the total compensation paid and stock options offered by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 2002, 2001 and 2000.


SUMMARY  COMPENSATION  TABLE

                                                     Annual          Long Term
                                                  Compensation      Compensation
                                               -------------------  ------------
                                                                    Securities
                       Capacities  in                               Underlying
Name                    Which Served     Year  Salary[1]    Bonus   Options[2]   Other[3]
--------------------  -----------------  ----  ----------  -------  -----------  --------

Joel M. Barry         Chairman/Chief     2002  $  209,000  $   -0-    50,000          -0-
                      Executive Officer  2001     203,000   25,000    12,500          -0-
                                         2000     190,000   50,000    12,500          -0-

Alice L. Cheung       Chief Financial    2002  $  110,500  $11,500     5,000        3,450
                      Officer/Treasurer  2001     104,750   10,000     5,000        2,600
                                         2000      99,500   14,250     2,500        2,450

Rick Slater           Vice President,    2002  $  119,000  $ 5,000     5,000        1,450
                      Chief Technology   2001     117,850    7,000     2,500          600
                      Officer            2000     113,300   13,200     5,000          550

Jack Wilson           Vice President,    2002  $  103,750  $16,500     5,000        2,250
                      Merchant Services  2001      91,250   10,000     7,500        2,600
                                         2000      83,750    9,600     5,000        2,650

Patricia M. Williams  Vice President,    2002  $  103,750  $16,500    10,000        3,000
                      Check Services     2001      96,500   10,000    10,000        2,400
                                         2000      84,500   12,000     5,000        2,100

------------------------------
[1]  The Company provides Mr. Barry and Mr. Wilson with an automobile. There has been  no  compensation  paid  other than that indicated in the above table.
[2]  None  of  these  options  have  been  exercised  (see  "Stock  Option  Plan").
[3]  Represents  the  Company's  match  of contributions to the Company's 401(k)
     plan.  The  Company  contributes 25% of each employee's contribution to the
     401(k)  plan.

FISCAL  2002  OPTION  GRANTS  TABLE

The following table sets forth the stock options granted to the Company's Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 2002. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of the Company's stock at a future date, which may or may not correspond to projections below.

                                                                           Potential Realization
                                                                             Value at Assumed
                                                                             Annual Rates of
                                                                               Stock Price
                                    Percent of                               Appreciation for
                                   Total Granted    Exercise                    Option Term
                       Options    to Employees in    Price    Expiration   ---------------------
Name                  Granted[1]    Fiscal Year    per share     Date          5%         10%
--------------------  ----------  ---------------  ---------  -----------  ---------  ----------

Joel M. Barry             50,000           37.88%  $    2.15     12/27/11  $  29,500  $   65,500
Alice L. Cheung            5,000            3.79%  $    2.15     12/27/11  $   2,950  $    6,550
Rick Slater                5,000            3.79%  $    2.15     12/27/11  $   2,950  $    6,550
Jack Wilson                5,000            3.79%  $    2.15     12/27/11  $   2,950  $    6,550
Patricia M. Williams      10,000            7.58%  $    2.15     12/27/11  $   5,900  $   13,100

------------------------------
[1]   All  options  vest in five equal annual installments beginning 12 months following the date  of  the  grant.

AGGREGATED  OPTION/SAR  EXERCISES  AND  FISCAL-YEAR  OPTION/SAR  VALUE  TABLE

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2002 by each of the Company's Named Executive Officers and the number and value of unexercised options held by each of the Company's Named Executive Officers as of the fiscal year ended September 30, 2002.

                                                             Value  of
                                               Number of    unexercised
                        Shares                unexercised   in-the-money
                      acquired on   Value     options/SARS  Options/SARS
Name                   exercise    realized    at FY-end    at FY-end[1]
--------------------  -----------  ---------  ------------  ------------
Joel M. Barry                 -0-  $     -0-       215,000   $       -0-
Alice L. Cheung               -0-  $     -0-        50,000   $       -0-
Rick Slater                5,500   $    660         57,500   $       -0-
Jack Wilson                   -0-  $     -0-        37,500   $       -0-
Patricia M. Williams          -0-  $     -0-        45,000   $       -0-

---------------------
[1] Based on the closing sales price of the Common Stock on September 30, 2002 of $1.20 per share, less the option exercise price.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2002.

                       (a) Number of                              (c) Number of securities
                       securities to be                           remaining available for
                       issued upon          (b) Weighted-average  future issuance under
                       exercise of          exercise price of     equity compensation
                       outstanding options  outstanding options   (excluding securities
Plan Category          warrants and rights  warrants and rights   reflected in column (a))
---------------------  -------------------  --------------------  ------------------------
Equity compensation
plans approved by
security holders[1]                636,750  $               3.80                       -0-

Equity compensation
plans not approved by
security holders[2]                 25,834  $                2.00                      -0-

Total                              662,584  $                3.73                      -0-

----------------------------------
[1] Plan represents the 1992 Incentive Stock Option Plan, which expired in May 2002, and no further awards will be made under the plan.
[2] Shares issuable upon exercise of an option issued to a former executive officer pursuant to an employment agreement approved by the Board of Directors on September 13, 1994. The option has a term of five years from the date of the grant.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

No interlocking relationship exists between the Company's Board of Directors or Executive Officers Compensation Committee and the board of directors or compensation committee of any other company.

DIRECTOR  COMPENSATION

Each outside director received $15,000 and 6,912 shares of Common Stock in fiscal 2002; $15,000 and 3,750 shares of Common Stock in fiscal 2001; and $15,000 and 1,465 shares of Common Stock in fiscal 2000. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

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

On May 13, 2002, the 1992 Incentive Stock Option Plan expired. The 2003 Incentive Stock Option Plan has been approved by the Board of Directors of the Company and has been offered to the shareholders of the Company for approval at the Annual Meeting of Shareholders on February 3, 2003.

With the exception of the foregoing, the Company has no stock option plans or other similar or related plans in which any of its officers or directors participate.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

As of November 15, 2002, there were 5,796,062 shares of the Company's Common Stock outstanding. To the Company's knowledge, based upon the fact that there have been no 13D's or 13G's filed, no individual has beneficial ownership or control over 5% or more of the Company's outstanding Common Stock.

The following table sets forth the number of shares of Common Stock owned beneficially by the Company's executive officers and directors as of November 15, 2002. Such figures are based upon information furnished by the persons named.

                                    Amount and           Percentage of
                               Nature of Beneficial  Outstanding Stock[1]
   Name and Address                 Ownership             At 11/15/02
  ---------------------------  --------------------  ---------------------
  Joel M. Barry                          259,612[2]                  4.30%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Alice L. Cheung                         54,500[2]                  0.93%
  28001 Dorothy Drive
  Agoura Hills, CA  91301

  Rick Slater                             58,000[2]                  0.98%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Patricia M. Williams                    45,675[2]                  0.78%
  28001 Dorothy Drive
  Agoura Hills, CA 91301

  Jack Wilson                          42,075[2][4]                  0.72%
  28001 Dorothy Drive
  Agoura Hills, CA 91301


  Aristides W. Georgantas                    13,490                  0.23%
  180 Springdale Road
  Princeton, NJ  08540

  Herbert L. Lucas, Jr.                  54,849 [3]                  0.94%
  12011 San Vicente Blvd.
  Los Angeles, CA 90049

  Carl R. Terzian                               -0-                  0.00%
  12400 Wilshire Blvd.
  Los Angeles, CA 90025

  All officers and directors
  as a group (13 persons)                   595,915                  9.45%


------------------------------

[1] Outstanding Common Shares with effect given to individual shareholder's exercise of stock options described in footnotes 2 through 4.
[2] Includes stock options according to the terms of the 1992 Incentive Stock Option Plan, which for the following number of shares for the following individuals could be acquired within 60 days through the exercise of stock options: Joel M. Barry, 135,000 shares; Alice Cheung, 40,000 shares; Rick Slater, 48,000 shares; Patricia Williams, 21,000 shares; and Jack Wilson, 25,000 shares. See "Item 11. Executive Compensation".
[3] Includes 17,972 shares indirectly owned by Mr. Lucas through a trust for his wife.
[4]  Includes  530  shares  indirectly  owned  by  Mr.  Wilson through his wife.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There  were  no  related-party  transactions.

ITEM  14.     CONTROLS  AND  PROCEDURES.

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV


ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8K

(a)  The  following  documents  are  filed  as  part  of  this  report:

   (1)  Consolidated  Financial  Statements

                                                                           Page
                                                                           ----

        Report of Independent Accountants. . . . . . . . . . . . . . . . .  F-1

        Consolidated Balance Sheet at September 30, 2002 and 2001. . . . .  F-2

        Consolidated Statement of Operations for each of the three years in the period ended September 30, 2002 . . . . . . . . . . . . . .  F-3

        Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended September 30, 2002 F-4

        Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 2002 . . . . . . . . . . . . . .  F-5

        Notes to Consolidated Financial Statements . . . . . . . . . . . .  F-6

    (2) Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts and Reserves . . .  S-1


All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports  on  Form  8K  for  fourth  quarter  ending  September  30,  2002:

        None

(c)  Exhibits:

 Exhibit
 Number     Description  of  Document
-------     -------------------------

2.1 Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[5]
2.2 Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[6]
3.1 Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. [1]
3.4            By-Laws  of  Bio  Recovery  Technology,  Inc.  [1]
4.2            Specimen  Common  Stock  Certificate.  [3]
10.35 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. [4]
10.36 Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and The Berkshire Bank, dated July 31, 1997. [4]
10.41 Copy of Processing and Software Development and License Agreement between Electronic Clearing House, Inc. and National Bank Drafting Systems, Inc., dated October 22, 1999.[6]
10.42 Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International, dated January 1, 2000.[6]

10.44 Copy of Electronic Check Services Agreement between Electronic Clearing House, Inc. and National Bank Drafting Systems, Inc., dated May 17, 2000.[6]
10.46 Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
10.47 Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
10.48 Copy of POS Check Third Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc., dated December 12, 2000.[7]
10.49 Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing House, Inc., dated April 19, 2001.[7]
10.50 Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc., dated October 1, 2001.[7]
10.51 Copy of First Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc. dated December 12, 2000.
10.52 Copy of Second Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000.
10.53 Copy of Third Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000.
21.0           Subsidiaries  of  Registrant.  [2]
99.1 Certification of Joel M. Barry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Alice Cheung pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________

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

[7] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



          ELECTRONIC  CLEARING  HOUSE,  INC.


          By:  \s\ Joel  M.  Barry
               -----------------------------------
                Joel  M.  Barry,  Chief  Executive
                Officer  and  Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


            SIGNATURE                  TITLE                         DATE
            ---------                  -----                         ----

\s\ Joel  M.  Barry           Chairman of the Board        )   December 23, 2002
---------------------------   and Chief Executive Officer  )
    Joel  M.  Barry                                        )
                                                           )
                                                           )
\s\ Aristides W. Georgantas   Director                     )
---------------------------                                )
    Aristides W. Georgantas                                )
                                                           )
                                                           )
                                                           )
\s\ Herbert L. Lucas, Jr.     Director                     )
---------------------------                                )
    Herbert L. Lucas, Jr.                                  )
                                                           )
                                                           )
                                                           )
\s\ Alice  L.  Cheung         Chief  Financial  Officer    )
---------------------------   and  Treasurer               )
    Alice  L.  Cheung                                      )
                                                           )
                                                           )
                                                           )
\s\ Marjan  Hewson            Controller                   )
---------------------------                                )
    Marjan  Hewson                                         )

                       Form of Certification for Form 10-K


I,  Joel  M.  Barry,  certify  that:

1. I have reviewed this annual report on Form 10-K of Electronic Clearing House, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  23,  2002
                                         \s\  Joel  M.  Barry
                                         ------------------------------------
                                         Chairman,  Chief  Executive  Officer

                       Form of Certification for Form 10-K

I,  Alice  L.  Cheung,  certify  that:

1. I have reviewed this annual report on Form 10-K of Electronic Clearing House, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  23,  2002
                                         \s\  Alice  L.  Cheung
                                         ----------------------------
                                         Chief  Financial  Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS




To  the  Board  of  Directors
and  Stockholders  of
Electronic  Clearing  House,  Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 33 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 33 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




\S\  PRICEWATERHOUSECOOPERS  LLP


Los  Angeles
December  2,  2002


                                       F1

                                    ELECTRONIC CLEARING HOUSE, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                                                                 September  30,
                                                                            --------------------------
                                                                                2002          2001
                                                                            ------------  ------------
                                                ASSETS
                                                ------
Current assets:
  Cash and cash equivalents                                                 $ 2,409,000   $ 4,147,000
  Restricted cash                                                               906,000     1,410,000
  Accounts receivable less allowance of $431,000 and $313,000                 1,744,000     1,864,000
  Inventory                                                                     234,000       573,000
  Prepaid expenses and other assets                                             169,000       137,000
  Deferred tax asset                                                            266,000       128,000
                                                                            ------------  ------------

Total current assets                                                          5,728,000     8,259,000

Noncurrent assets:
  Property and equipment, net                                                 5,101,000     3,754,000
  Deferred tax asset                                                          2,018,000       650,000
  Other assets less accumulated amortization of $259,000 and $212,000           637,000     1,073,000
  Goodwill, net                                                               4,707,000     5,185,000
                                                                            ------------  ------------

    Total assets                                                            $18,191,000   $18,921,000
                                                                            ============  ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

Current liabilities:
  Short-term borrowings and current portion of
  long-term debt                                                            $   515,000   $   240,000
  Accounts payable                                                              201,000       135,000
  Settlement payable to merchants                                               729,000       618,000
  Accrued expenses                                                              987,000     1,395,000
  Deferred income                                                                62,000        50,000
                                                                            ------------  ------------

    Total current liabilities                                                 2,494,000     2,438,000

Long-term debt                                                                2,159,000       744,000
                                                                            ------------  ------------

    Total liabilities                                                         4,653,000     3,182,000
                                                                            ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.01 par value, 5,000,000 shares authorized
    Series "K", -0- and 25,000 shares issued and outstanding,                       -0-           -0-
  Common stock, $.01 par value, 36,000,000 shares authorized;
    5,835,331 and 5,809,121 shares issued; 5,796,062 and 5,769,873
    shares outstanding                                                           58,000        58,000
Additional paid-in capital                                                   21,435,000    21,260,000
Accumulated deficit                                                          (7,486,000)   (5,110,000)
Less treasury stock at cost, 39,269 and 39,269 common shares                   (469,000)     (469,000)
                                                                            ------------  ------------

    Total stockholders' equity                                               13,538,000    15,739,000
                                                                            ------------  ------------
    Total liabilities and stockholders' equity                              $18,191,000   $18,921,000
                                                                            ============  ============

                   See  accompanying  notes  to  consolidated  financial  statements.


                                       F2

                                   ELECTRONIC CLEARING HOUSE, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------

                                                                   Year  ended  September  30,
                                                             ----------------------------------------
                                                                 2002          2001          2000
                                                             ------------  ------------  ------------
REVENUES:
  Processing revenue                                         $16,363,000   $14,719,000   $14,917,000
  Transaction revenue                                         16,526,000    14,377,000    10,760,000
  Terminal sales                                                 252,000       447,000     2,459,000
  Other revenue                                                  150,000       400,000       204,000
                                                             ------------  ------------  ------------
                                                              33,291,000    29,943,000    28,340,000
                                                             ------------  ------------  ------------

COSTS AND EXPENSES:
  Processing and transaction expense                          22,747,000    19,239,000    18,128,000
  Cost of terminals sold                                         588,000       419,000     1,790,000
  Other operating costs                                        2,424,000     2,468,000     2,161,000
  Research and development expense                             1,719,000     1,070,000     1,070,000
  Selling, general and administrative expenses                 6,493,000     5,760,000     4,816,000
  Amortization expense - goodwill                                489,000       424,000       359,000
  Legal settlement                                             2,500,000           -0-           -0-
                                                             ------------  ------------  ------------

                                                              36,960,000    29,380,000    28,324,000
                                                             ------------  ------------  ------------

(Loss) income from operations                                 (3,669,000)      563,000        16,000

Interest income                                                   55,000       187,000       284,000
Interest expense                                                (129,000)      (81,000)      (88,000)
Gain on sale of asset                                                -0-       350,000       312,000
                                                             ------------  ------------  ------------

  (Loss) income before benefit (provision) for income taxes   (3,743,000)    1,019,000       524,000

Benefit (provision) for income taxes                           1,367,000      (585,000)     (233,000)
                                                             ------------  ------------  ------------

Net (loss) income                                            $(2,376,000)  $   434,000   $   291,000
                                                             ============  ============  ============

  (Loss) earnings per share - Basic                          $     (0.41)  $      0.07   $      0.06
                                                             ============  ============  ============

  (Loss) earnings per share - Diluted                        $     (0.41)  $      0.07   $      0.05
                                                             ============  ============  ============


  Shares used in computing basic
  (loss) earnings per share                                    5,788,071     5,797,120     5,257,393
                                                             ============  ============  ============

  Shares used in computing diluted
  (loss) earnings per share                                    5,788,071     5,963,808     5,825,097
                                                             ============  ============  ============

                     See accompanying notes to consolidated financial statements.


                                       F3

                                                 ELECTRONIC CLEARING HOUSE, INC.


                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 ----------------------------------------------------------



                                                         Stock                              Additional
                                            ---------------------------------                Paid-in     Treasury    Accumulated
                                            Treasury     Common    Preferred     Amount      Capital       Stock       Deficit
                                            ---------  ----------  ----------  ----------  ------------  ----------  ------------


Balance at September 30, 1999                 21,478   4,968,532      65,000   $  50,000   $17,107,000   $(138,000)  $(5,835,000)

Exercise of warrants                                      87,500                   1,000       139,000
Exercise of stock options                                116,583                   1,000       248,000
Conversion of preferred to common                         40,000     (40,000)
Issuance of common stock to
  outside directors                                        4,394                                45,000
Issuance of common stock - acquisition                   255,000                   3,000     3,099,000
Purchase of treasury stock                    17,797                                                      (331,000)
Net income                                                                                                               291,000
                                            ---------  ----------  ----------  ----------  ------------  ----------  ------------

Balance at September 30, 2000                 39,275   5,472,009      25,000      55,000    20,638,000    (469,000)   (5,544,000)

Exercise of stock options                                 15,000                                47,000
Issuance of common stock to
 outside directors                                        11,250                                45,000
Issuance of common stock - acquisition                    21,166                                85,000
Issuance of performance stock                            375,000                   4,000       776,000
Issuance of treasury stock                        (6)
Exchange of stock for note receivable                    (85,304)                 (1,000)     (331,000)
Net income                                                                                                               434,000
                                            ---------  ----------  ----------  ----------  ------------  ----------  ------------

Balance at September 30, 2001                 39,269   5,809,121      25,000      58,000    21,260,000    (469,000)   (5,110,000)

Exercise of stock options                                  5,500                                11,000
Issuance of common stock to
  outside directors                                       20,736                                45,000
Conversion of preferred to common                         25,000     (25,000)
Exchange of stock for note receivable                    (25,000)                              (54,000)
Tax benefit from exercise of stock options                                                     173,000
Net loss                                                                                                              (2,376,000)
                                            ---------  ----------  ----------  ----------  ------------  ----------  ------------

Balance at September 30, 2002                 39,269   5,835,357         -0-   $  58,000   $21,435,000   $(469,000)  $(7,486,000)
                                            =========  ==========  ==========  ==========  ============  ==========  ============



                                               Total
                                            ------------


Balance at September 30, 1999               $11,184,000

Exercise of warrants                            140,000
Exercise of stock options                       249,000
Conversion of preferred to common                   -0-
Issuance of common stock to
  outside directors                              45,000
Issuance of common stock - acquisition        3,102,000
Purchase of treasury stock                     (331,000)
Net income                                      291,000
                                            ------------

Balance at September 30, 2000                14,680,000

Exercise of stock options                        47,000
Issuance of common stock to
 outside directors                               45,000
Issuance of common stock - acquisition           85,000
Issuance of performance stock                   780,000
Issuance of treasury stock                            0
Exchange of stock for note receivable          (332,000)
Net income                                      434,000
                                            ------------

Balance at September 30, 2001                15,739,000

Exercise of stock options                        11,000
Issuance of common stock to
  outside directors                              45,000
Conversion of preferred to common
Exchange of stock for note receivable           (54,000)
Tax benefit from exercise of stock options      173,000
Net loss                                     (2,376,000)
                                            ------------

Balance at September 30, 2002               $13,538,000
                                            ============



     See  accompanying  notes  to  consolidated  financial  statements.


                                       F4

                                       ELECTRONIC CLEARING HOUSE, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------

                                                                           Year ended September 30,
                                                                    ----------------------------------------
                                                                       2002          2001          2000
                                                                    ------------  ------------  ------------

Cash flows from operating activities:
  Net (loss) income                                                 $(2,376,000)      434,000       291,000
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
Depreciation                                                            640,000       488,000       325,000
Amortization of software                                                537,000       433,000       233,000
  Amortization of goodwill                                              489,000       414,000       352,000
  Provisions for losses on accounts and notes receivable                302,000       326,000       586,000
Provision for obsolete inventory                                        300,000           -0-           -0-
Write-down of real estate                                               100,000           -0-           -0-
  Fair value of stock issued in connection
   with director's compensation                                          45,000        45,000        45,000
  Deferred income taxes                                              (1,375,000)      436,000       178,000
  Legal settlement                                                    1,300,000           -0-           -0-
  Gain on sale of asset                                                     -0-      (350,000)     (312,000)
Changes in assets and liabilities, net of effects of acquisitions:
  Restricted cash                                                       504,000      (393,000)     (281,000)
  Accounts receivable                                                  (268,000)     (307,000)     (824,000)
  Inventory                                                              39,000        21,000       (14,000)
  Accounts payable                                                       66,000        15,000       (53,000)
  Settlement payable to merchants                                       111,000       448,000       170,000
  Accrued expenses                                                     (376,000)      349,000       128,000
  Other receivable                                                       24,000       (10,000)      (36,000)
                                                                    ------------  ------------  ------------
  Net cash provided by operating activities                              62,000     2,349,000       788,000
                                                                    ------------  ------------  ------------
Cash flows from investing activities:
  Other assets                                                          (81,000)     (458,000)     (139,000)
  Purchase of equipment and software                                 (1,754,000)   (1,404,000)   (1,246,000)
  Increase in notes receivable                                              -0-           -0-    (1,027,000)
  Repayment of notes receivable                                             -0-           -0-     1,000,000
  Proceeds from sale of asset                                               -0-       350,000     1,000,000
  Cash (used) acquired in acquisition                                       -0-      (169,000)       80,000
                                                                    ------------  ------------  ------------

  Net cash used in investing activities                              (1,835,000)   (1,681,000)     (332,000)
                                                                    ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                                   -0-           -0-       400,000
  Repayment of notes payable                                           (151,000)     (130,000)     (156,000)
  Repayment of capitalized leases                                      (215,000)      (47,000)      (48,000)
  Proceeds from sales and leaseback of equipment                        390,000           -0-           -0-
  Proceeds from common stock warrants exercised                             -0-           -0-       140,000
  Proceeds from exercise of stock options                                11,000        47,000       249,000
  Repurchase of stock                                                       -0-      (332,000)          -0-
                                                                    ------------  ------------  ------------

  Net cash provided by (used in) financing activities                    35,000      (462,000)      585,000
                                                                    ------------  ------------  ------------

Net (decrease) increase in cash                                      (1,738,000)      206,000     1,041,000
Cash and cash equivalents at beginning of period                      4,147,000     3,941,000     2,900,000
                                                                    ------------  ------------  ------------

Cash and cash equivalents at end of period                          $ 2,409,000   $ 4,147,000   $ 3,941,000
                                                                    ============  ============  ============


                        See accompanying notes to consolidated financial statements.


                                       F5

                         ELECTRONIC CLEARING HOUSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE  1  -  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------------------------

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The Company provides bank card authorizations, electronic deposit services, check guarantee, check verification, check conversion, check collection, inventory tracking services and various Internet services to retail and wholesale merchants, and U-Haul dealers across the nation. In addition, the Company sells electronic terminals for use by its customers and other processing companies.

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


                                       F6

-------

               Building                                39  years
               Computer equipment and software        3-5  years
               Furniture, fixtures and equipment        5  years
               Building improvements                   10  years


Other  Assets
-------------

Other Assets consist primarily of patents, trademarks and deposits. Costs related to obtaining a patent and trademark are capitalized and amortized over the estimated life of the patent and trademark.

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

Costs incurred to establish the technological feasibility of software and other computer software maintenance costs are recorded as research and development costs and are charged to expense when incurred.

Goodwill
--------

Goodwill represents the excess of purchase price over net assets acquired in the acquisition of XPRESSCHEX and Rocky Mountain Retail Systems and is being amortized on a straight-line basis over estimated useful lives of 10 years and 15 years, respectively. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company plans to adopt SFAS 142 by the first quarter of fiscal 2003. The Company is required to adopt these statements effective the first quarter of fiscal 2003. The Company has completed the Step 1 - goodwill impairment test, as prescribed by SFAS 142, utilizing discounted cash flow analysis for the check services reporting unit that has goodwill. The results of this analysis indicate potential goodwill impairment for this reporting unit. The Company has begun, but not completed, Step 2 - measurement of the impairment loss, by evaluating the fair value of the check services business segment through discounted cash flow models and other analytical means. The Company expects to record any impairment loss as a cumulative effect of a change in accounting principle in the first quarter of 2003.

Long-Lived  Assets
------------------

When circumstance indicates, the Company reviews its long-lived assets for impairment using estimated undiscounted future cash flows associated with such assets. An impairment loss would be determined as the difference between the fair values and the carrying amounts of the assets. Management believes no such impairment has occurred as of September 30, 2002 and 2001.

Revenues  and  Expenses
-----------------------

All processing and transaction revenues are recognized at the time the transactions are processed by the merchant. Processing costs paid to banks are included in costs and expenses when incurred. Terminal sales are recorded when product is shipped and title transferred to the customer. Other revenues are recognized when services are considered complete and no further obligations are required.


                                       F7

-------

The Company expensed $261,000, $272,000, and $528,000 for the years ended September 30, 2002, 2001 and 2000, respectively for bankcard processing chargeback losses. The Company provided for other uncollectible leases and notes receivable balances of $13,000, $7,700 and $35,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

The Company has one customer that accounted for approximately $1,942,000, $2,493,000, and $4,082,000 of revenues for the years ended 2002, 2001 and 2000, respectively. The revenues for this customer are recorded as part of the transaction processing segment.

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

Earnings  (loss)  Per  Share
----------------------------

Earnings (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of diluted net income per share except where it would be anti-dilutive. For the basic net income per common share, the convertible preferred stock is not considered to be equivalent to common stock.

Stock-Based  Compensation
-------------------------

The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123. The pro forma disclosure required by FAS 123 is included in Note 9.

Compensation expense is recognized in association with the issuance of stock options for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the period the officer or director performs the related service.

Accounting  Estimates
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for chargeback losses and deferred tax assets. Actual results could differ from those estimates.

Fair  Value  of  Financial  Instruments
---------------------------------------

The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".


NOTE 2  -  STATEMENT OF CASH FLOWS:
-----------------------------------

                                  September 30
                           --------------------------
                             2002     2001     2000
                           --------  -------  -------
Cash paid for:
  Interest                 $129,000  $81,000  $88,000
  Income taxes              137,000   72,000   40,000


                                       F8

-------

Significant  non-cash  transactions  for  fiscal  2002  are  as  follows:

     - A refund and tax credit totaling $173,000 will be recognized due to the filing of amended tax returns for cashless options exercised in fiscal years 1999 and 2000.

     - A $1.3 million 15-year long-term promissory note was issued as part of the Premiere Lifestyles International Corporation vs. ECHO legal settlement.

     -    Capital  equipment  of  $663,000  was  acquired  under capital leases.

     - A software license scheduled payment of $93,000 was paid directly by a leasing company.

     - The Company acquired 25,000 shares of ECHO's common stock, valued at $54,000 for satisfaction of a chargeback receivable owed to the Company.

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

Significant  non-cash  transactions  for  fiscal  2000  are  as  follows:

     - In connection with two business acquisition transactions, the Company issued 255,000 shares of common stock with a market value of $3,102,000.

     - The Company acquired 17,797 shares of its common stock valued at $331,000 for repayment of a note receivable.

NOTE 3  -  INVENTORY
--------------------

The  components  of  inventory  are  as  follows:

                                               September 30
                                            ------------------
                                              2002      2001
                                            --------  --------
Raw materials                               $ 61,000  $ 62,000

Finished goods                               473,000   529,000
                                            --------  --------

                                             534,000   591,000

Less: Allowance for obsolescence             300,000    18,000
                                            --------  --------

                                            $234,000  $573,000
                                            ========  ========


                                       F9

NOTE  4  -  PROPERTY  AND  EQUIPMENT:
------------------------------------

Property  and  equipment  are  comprised  of  the  following:


                                                          September 30
                                                  ----------------------------
                                                       2002           2001
                                                  --------------  ------------
Land and building                                 $     880,000   $   880,000
Computer equipment and software                       7,904,000     5,541,000
Furniture, fixtures and equipment                       995,000       977,000
Building improvements                                   281,000       281,000
Tooling equipment                                       285,000       285,000
Auto                                                     16,000        16,000
                                                  --------------  ------------
Cost                                                 10,361,000     7,980,000
Less:  accumulated depreciation and amortization    ( 5,260,000)   (4,226,000)
                                                  --------------  ------------

Net book value                                    $   5,101,000   $ 3,754,000
                                                  ==============  ============

Included in property and equipment are assets under capital lease of $1,072,000 and $425,000 at September 30, 2002 and 2001, with related accumulated depreciation of $224,000 and $165,000, respectively, and capitalized software development costs of $3,129,000 and $2,037,000, with related accumulated amortization of $1,373,000 and $873,000, respectively.


NOTE 5 - INCOME TAXES
---------------------

The  benefit  (provision) for income taxes consists of the following components:


                                                          September 30
                                              -----------------------------------
                                                 2002         2001        2000
                                              -----------  ----------  ----------

Current federal taxes                         $      -0-   $ (29,000)  $  (4,000)
Current state taxes                               (5,000)   (120,000)    (51,000)
Deferred taxes                                 1,372,000    (436,000)   (178,000)
                                              -----------  ----------  ----------

  Total benefit (provision) for income taxes  $1,367,000   $(585,000)  $(233,000)
                                              ===========  ==========  ==========


                                              September 30
                                       -------------------------
                                         2002     2001    2000
                                       --------  ------  -------

U.S. Federal statutory tax rate        (34.00)%  34.00%  34.00%
Add (deduct):
Non-deductible goodwill                    4.3%   14.3%   22.8 %
State and local taxes                    (6.9)%    8.3%    7.1 %
Valuation allowance                         0 %      0%  (19.3)%
All other                                  .1 %    0.8%   (0.1)%
                                       --------  ------  -------

Effective tax rate                     (36.50)%  57.40%  44.50 %
                                       ========  ======  =======


                                      F10

-------

During the year ended September 30, 2000, the Company recognized the income tax benefit of a reserve established against the value of certain real estate owned by it.

Components  of  the  deferred  tax  asset  include:

                                        September 30
                                   ----------------------
                                      2002        2001
                                   ----------  ----------
Deferred tax assets:
  Reserve for bad debts            $   34,000  $   25,000
  Inventory reserve                   120,000       8,000
  Reserve on real estate              160,000     109,000
  Inventory cost capitalized           52,000      54,000
  State tax expense                    40,000      41,000
  Installment note expense            543,000         -0-
  Net operating loss carryforward   1,179,000     390,000
  Business tax credit                 113,000     113,000
  AMT credit                           45,000      38,000
                                   ----------  ----------
Total deferred tax assets          $2,284,000  $  778,000
                                   ==========  ==========


The Company has a federal net operating loss carryforward of $3,248,000, which expires in 2007 through 2016.

NOTE 6  -  SHORT-TERM BORROWINGS AND LONG-TERM DEBT:
----------------------------------------------------

Short-term borrowings and long-term debt consist of the following:

                                                                          September 30
                                                                     ----------------------
                                                                        2002        2001
                                                                     ----------  ----------

Long-term promissory note collateralized by corporate headquarters
 building, due March 25, 2017, bearing interest at 8% per annum      $1,277,000  $     -0-

Term loan collateralized by corporate headquarters building,
 due February 15, 2009, bearing interest at 7.87% per annum             392,000    438,000

Term loan, collateralized by equipment, due 2005, bearing
 interest at prime rate, 4.75% at September 30, 2002                    187,000    266,000

Capital leases                                                          818,000    277,000

Notes payable, bearing interest at 9.5%                                     -0-      3,000
                                                                     ----------  ----------

                                                                      2,674,000    984,000
Less:  current portion                                                 (515,000)  (240,000)
                                                                     ----------  ----------

                                                                     $2,159,000  $ 744,000
                                                                     ==========  ==========

The weighted average interest rate on the prime rate term loan for the period it was outstanding during the year ended September 30, 2002 was 4.94%

One of the term loans contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements.


                                      F11

-------

Future maturities of debt are as follows:

     Fiscal year ended September 30
     ------------------------------

                2003                 $   515,000
                2004                     502,000
                2005                     307,000
                2006                     124,000
                2007                     135,000
                thereafter             1,091,000
                                     -----------
                                     $ 2,674,000
                                     ===========

NOTE 7  -  ACCRUED EXPENSES:
----------------------------

                                                                September 30
                                                        --------------------------
Accrued expenses are comprised of the following:             2002          2001
                                                        --------------  ----------
Accrued bankcard fees                                   $      200,000  $  136,000
Accrued compensation and payroll taxes                         281,000     240,000
Accrued communication costs                                    234,000     289,000
Accrued professional fees                                      115,000     362,000
Accrued commission                                             111,000     147,000
Other                                                           46,000     221,000
                                                        --------------  ----------
                                                        $      987,000  $1,395,000
                                                        ==============  ==========

NOTE 8  -  STOCKHOLDERS' EQUITY:
--------------------------------

Preferred Stock
---------------

During fiscal 1996, the Company issued 425,000 shares of Series K Preferred Stock (Class K Stock) for an aggregated price of $850,000. Each share of Class K Stock has a stated value of $2.00 per share and is convertible into one share of common stock after adjustment for the one-for-four (1:4) reverse stock split in September 2001. Class K Stock has priority in liquidation over the Company's common stock but is junior in liquidation to all previous classes of preferred stock. Between fiscal 1997 through 1999, a total of 400,000 shares of Class K Stock were converted into 400,000 shares of the Company's common stock. As of September 30, 2002, all 25,000 shares of Class K Stock outstanding have been converted into common stock.

Stockholders' Rights Plan
-------------------------

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


                                      F12

-------

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

(Loss)  Earnings  Per  Share
----------------------------

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                         September 30
                                             ------------------------------------
                                                 2002         2001        2000
                                             ------------  ----------  ----------

Net (loss) income:                           $(2,376,000)  $  434,000  $  291,000

Shares:
  Denominator for basic (loss) earnings per
   share - weighted-average shares
   outstanding                                 5,788,071    5,797,120   5,257,393

Effect of dilutive securities:
  Employee stock options                             -0-      141,688     514,304
  Warrants                                           -0-          -0-      14,848
  Series K Convertible Preferred Stock               -0-      25,000       25,000
  Series L Convertible Preferred Stock               -0-          -0-      13,552
                                             ------------  ----------  ----------

Dilutive potential common shares                     -0-      166,688     567,704
                                             ------------  ----------  ----------


Denominator for diluted (loss) earnings per
  share - adjusted weighted-average
  shares and assumed conversions               5,788,071    5,963,808   5,825,097
                                             ============  ==========  ==========

Basic (loss) earnings per share                   ($0.41)  $     0.07  $     0.06
                                             ============  ==========  ==========

Diluted (loss) earnings per share                 ($0.41)  $     0.07  $     0.05
                                             ============  ==========  ==========


NOTE 9  -  COMMON STOCK OPTIONS:
----------------------------------

The Company had a 1992 Incentive Stock Option Plan (the "1992 Plan"), which provided for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant. In May 2002, the 1992 Plan expired. The 2003 Incentive Stock Option Plan has been approved by the Board of Directors of the Company and will be offered to the shareholders of the Company for approval at the Annual Shareholders' Meeting in February 2003. The 2003 Incentive Stock Option Plan has similar provisions as the 1992 Plan.


                                      F13

-------

Stock option activity during 2002, 2001, and 2000 was as follows:


Stock  option  activity  during  2002,  2001,  and  2000  was  as  follows:


                                                   Exercise
                                    Options         Price
                                   ---------  -----------------

Outstanding September 30, 1999      829,583   $ 1.60  -  $ 8.00

  Granted                           106,250     7.00  -   16.48
  Forfeited                         (32,917)    5.76  -   10.24
  Exercised                        (116,583)    1.60  -    4.48
                                   ---------
Outstanding September 30, 2000      786,333   $ 1.60  -  $16.48
                                   =========

  Granted                            88,750     2.84  -    3.24
  Forfeited                        (165,416)    1.60  -    8.48
  Exercised                         (15,000)    2.00  -    3.40
                                   ---------
Outstanding September 30, 2001      694,667   $ 1.60  -  $16.48
                                   =========



  Granted                           197,000      1.29 -    2.17
  Forfeited                        (173,583)     1.60 -   10.24
  Exercised                          (5,500)     2.00
                                   ---------
Outstanding September 30, 2002      712,584
                                   =========


Exercisable at September 30, 2000   527,500   $ 1.84  -  $10.04
                                   =========
Exercisable at September 30, 2001   437,000   $ 1.60  -  $16.48
                                   =========
Exercisable at September 30, 2002   318,000   $ 1.29  -  $16.48
                                   =========
Options available for grant
  at September 30, 2001             461,500
                                   =========
Options available for grant
at September 30, 2002               374,750
                                   =========


All officer and key employee options are granted under the 1992 Plan, with the exception of 25,834 shares of options granted to a former executive officer, vesting over a period of 3 years and 50,000 shares of stock options, vesting over a period of 5 years which was issued to an executive officer under the 2003 Incentive Stock Option Plan, pending shareholders' approval. The exercise price of both the incentive stock options and directors' options shall be 100% of the fair market value on the date the option is granted. Options granted to outside directors are normally vested immediately. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest.

The following table summarizes information about stock options outstanding at September 30, 2002:

                              Options Outstanding                      Options Exercisable
                  -------------------------------------------   -------------------------------
                                     Weighted
                                     Average        Weighted                        Weighted
                      Number        Remaining       Average         Number           Average
  Range of        Outstanding at   Contractual      Exercise    Exercisable at      Exercise
Exercise Prices   Sept. 30, 2002       Life          Price      Sept. 30, 2002        Price
----------------  --------------  --------------  ------------  ---------------  ---------------
1.29 - $2.00            226,000             4.7  $       1.79          171,000  $          1.85
2.18 - $3.36            223,000             8.4  $       2.49           34,000  $          3.16
4.00 - $5.88            174,000             5.7  $       4.39           90,000  $          4.56
7.00 - $16.48            90,000             7.3  $       9.10           23,000  $          9.00
                  --------------                                ---------------
                        713,000            6.4   $       3.56          318,000
                  ==============                                ===============


                                      F14

-------

The weighted average fair value of the options granted under the plan in effect at September 30, 2002, during the fiscal years ended September 30, 2002, 2001 and 2000 were $1.52, $1.89, and $3.20, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal
2002, the risk free interest rate was appropriately 4%, the expected life was 3-5 years, the expected volatility was appropriately 90.6%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2001, the risk free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 80.0% and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2000, the risk-free interest rate was approximately 6%, the expected life was 3-5 years, the expected volatility was approximately 90.1% and the expected dividend yield was 0%, all calculated on a weighted average basis.

On a pro forma basis under the provision of FAS 123, net loss and net loss per share would have increased by $358,000 and $0.06 for the year ended September 30, 2002, respectively; net income and net income per share would have decreased by $321,000 and $0.06 for the year ended September 30, 2001, respectively; and net income and net income per share would have decreased by $245,000 and $0.05 for the year ended September 30, 2000, respectively.

NOTE 10  -  COMMITMENTS AND CONTINGENCIES:
------------------------------------------

Lease Commitments
-----------------

The Company leases real property under agreements, which expire at various times over the next three years. The Company's future minimum rental payments for capital and operating leases at September 30, 2002 are as follows:


Fiscal Year                     Capital Leases   Operating Leases
------------------------------  ---------------  -----------------

2003                            $       377,000  $         123,000
2004                                    352,000            138,000
2005                                    185,000                -0-
                                ---------------  -----------------

Total minimum lease payments    $       914,000  $         261,000
                                                 =================



Less: imputed interest of 8.7%           96,000
                                ---------------
Present value of net
  minimum lease payment         $       818,000
                                ===============


Rent expense for the years ended September 30, 2002, 2001, and 2000 totaled $212,000, $193,000, and $155,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company's discretion.

NOTE 11  -  LITIGATION
----------------------

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

On March 6, 2002, by resolution by the Board of Directors upon advise of counsel subsequent to closing arguments at trial and a March 1, 2002 Mediation, the Company settled all claims without admission of liability arising from litigation known as Premiere Lifestyles International Corporation, Inc. ("Premiere") v. Electronic Clearing House, Inc. in the Los Angeles County Superior Court. The Company made a one-time cash payment of $1,200,000 to Premiere and executed a long-term promissory note collateralized by the Company's office building in Agoura Hills, California in favor of Premiere for an additional $1,300,000, payable over 15 years with an interest rate of 8%.


                                      F15

NOTE 12  -  SEGMENT INFORMATION
-------------------------------

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

The Company currently operates in three business segments: Bankcard and Transaction Processing, Check Related Products, and other, all of which are located in the United States.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth. Certain segment information for fiscal year 2001 and 2000 were reclassified as a result of the elimination of the terminal sale business segment in fiscal 2002.

                                                    September 30
                                       ----------------------------------------
Business Segments                          2002          2001          2000
-------------------------------------  ------------  ------------  ------------
Revenues:
  Bankcard and Transaction Processing  $27,339,000   $25,220,000   $26,210,000
  Check Related Products                 5,802,000     4,323,000     1,926,000
  Other                                    150,000       400,000       204,000
                                       ------------  ------------  ------------
                                       $33,291,000   $29,943,000   $28,340,000
                                       ============  ============  ============

Operating Income (loss):
  Bankcard and Transaction Processing  $ 1,996,000   $  3,183000   $ 2,668,000
  Check Related Products                  (872,000)     (234,000)     (883,000)
  Other - Corporate Expenses            (2,293,000)   (2,386,000)   (1,769,000)
  Legal Settlement                      (2,500,000)           -0-           -0-
                                       ------------  ------------  ------------
                                       $(3,669,000)  $   563,000   $    16,000
                                       ============  ============  ============

Depreciation and Amortization:
  Bankcard and Transaction Processing  $   727,000   $   571,000   $   472,000
  Check Related Products                   938,000       764,000       495,000
                                       ------------  ------------  ------------
                                       $ 1,665,000   $ 1,335,000   $   967,000
                                       ============  ============  ============

Capital Expenditures:
  Bankcard and Transaction Processing  $ 1,474,000   $   823,000   $   954,000
  Check Related Products                   712,000       859,000       187,000
                                       ------------  ------------  ------------
                                       $ 2,186,000   $ 1,682,000   $ 1,141,000
                                       ============  ============  ============

Total Assets:
  Bankcard and Transaction Processing  $ 5,399,000   $ 5,268,000   $ 4,459,000
  Check Related Products                 7,710,000     7,934,000     5,949,000
  Other                                  5,082,000     5,719,000     6,605,000
                                       ------------  ------------  ------------
                                       $18,191,000   $18,921,000   $17,013,000
                                       ============  ============  ============


                                      F16

NOTE 13  -  NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt these statements effective the first quarter of fiscal 2003. The Company has completed the Step 1 - goodwill impairment test, as prescribed by SFAS 142, utilizing discounted cash flow analysis for the check services reporting unit that has goodwill. The results of this analysis indicate potential goodwill impairment for this reporting unit. The Company has begun, but not completed, Step 2 - measurement of the impairment loss, by evaluating the fair value of the check services business segment through discounted cash flow models and other analytical means. The Company expects to record any impairment loss as a cumulative effect of a change in accounting principle in the first quarter of 2003.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement establishes a single accounting model for long-lived asset impairment, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements and the results of operations upon adoption.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)." The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements and the results of operation upon adoption.

NOTE  14  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
----------------------------------------------------

The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended September 30, 2002 and September 30, 2001 (in thousands, except share data):


                                    Year Ended September 30, 2002
                             ------------------------------------------
                               First     Second      Third     Fourth
                              Quarter    Quarter    Quarter    Quarter
                             ---------  ---------  ---------  ---------
Net revenues                 $  7,921   $  8,386   $  8,415   $8,569
Gross profit                    2,796      2,360      2,535    2,265
(Loss) from operations            (76)    (3,129)      (143)    (321)
Net (loss)                        (93)    (1,908)      (168)    (207)
(Loss) per share - basic     $  (0.02)  $  (0.33)  $  (0.03)  $(0.03)
(Loss) per share - diluted   $  (0.02)  $  (0.33)  $  (0.03)  $(0.03)



                                      F17

Note 14:  (Continued)
--------

                                      Year Ended September 30, 2001
                                ---------------------------------------
                                 First     Second    Third     Fourth
                                Quarter   Quarter   Quarter    Quarter
                                --------  --------  --------  ---------
Net revenues                    $  6,979  $  7,380  $  7,758  $  7,826
Gross profit                       2,266     2,788     2,644     2,587
Income (loss) from operations         63       350       203       (53)
Net income (loss)                     22       167       282       (37)
Basic net income (loss) per
  common share                  $   0.00  $   0.03  $   0.05  $  (0.01)
Diluted net income (loss) per
  common share                  $   0.00  $   0.03  $   0.05  $  (0.01)


                                      F18

                        ELECTRONIC  CLEARING  HOUSE,  INC.  AND  CONSOLIDATED  SUBSIDIARIES

                                                SCHEDULE II TO FORM 10K

                               RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





                                                   REDUCTION IN                             REDUCTION IN
                                                    RESERVE AND                              RESERVE AND
                         BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT
DESCRIPTION              09/30/1999     EXPENSE     RECEIVABLE    09/30/2000     EXPENSE     RECEIVABLE    09/30/2001
-----------------------  -----------  -----------  -------------  -----------  -----------  -------------  -----------
Allowance for
 trade receivables/
 chargeback receivables  $ 1,001,000  $   586,000  $   1,207,000  $   380,000  $   326,000  $     393,000  $   313,000
Allowance for
 notes receivable        $   148,000  $    29,000  $         -0-  $   177,000  $       -0-  $     177,000  $       -0-
Allowance for
 obsolete inventories    $   202,000  $       -0-  $     199,000  $     3,000  $    15,000  $         -0-  $    18,000


                                      REDUCTION IN
                                       RESERVE AND
                         CHARGED TO     ACCOUNTS     BALANCE AT
DESCRIPTION                EXPENSE     RECEIVABLE    09/30/2002
-----------------------  -----------  -------------  -----------
Allowance for
 trade receivables/
 chargeback receivables  $   302,000  $     184,000  $   431,000
Allowance for
 notes receivable        $       -0-  $         -0-  $       -0-
Allowance for
 obsolete inventories    $   300,000  $      18,000  $   300,000