Form 10-Q
period 2002-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2003-02-14
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)
 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

FOR  THE  PERIOD  ENDED  DECEMBER  31,  2002

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

                    Yes   X                    No
                         ---


     As of February 1, 2003, there were 5,796,062 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION


Item  1.          CONSOLIDATED  FINANCIAL  STATEMENTS:

          Consolidated Balance Sheets                                          3
            December 31, 2002 (unaudited) and September 30, 2002

          Consolidated Statements of Operations                                4
            Three months ended December 31, 2002 and 2001 (unaudited)

          Consolidated Statements of Cash Flows                                5
            Three months ended December 31, 2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)               6

Item  2.  Management's  Discussion  and  Analysis  of                         11
            Financial Condition and Results of Operations

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          16

Item  4.  Controls  and  Procedures                                           16


                           PART II. OTHER INFORMATION


Item  6.  Exhibits and Reports on Form 8-K                                    17

          Signatures                                                          18

          Certification of Chief Executive Officer                            19

          Certification of Chief Financial Officer                            20

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                    ELECTRONIC CLEARING HOUSE, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                    ASSETS
                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                            2002            2002
                                                                       --------------  ---------------
Current assets:
  Cash and cash equivalents                                            $   2,849,000   $    2,409,000
  Restricted cash                                                            958,000          906,000
  Accounts receivable less allowance of $520,000 and $431,000              1,859,000        1,744,000
  Inventory                                                                  232,000          234,000
  Prepaid expenses and other assets                                          208,000          169,000
  Deferred tax asset                                                          84,000          266,000
                                                                       --------------  ---------------
    Total current assets                                                   6,190,000        5,728,000

Noncurrent assets:
  Property and equipment, net                                              5,234,000        5,101,000
  Deferred tax asset                                                       1,951,000        2,018,000
  Other assets less accumulated amortization of $270,000 and $259,000        674,000          637,000
  Goodwill, net                                                                 - 0-        4,707,000
                                                                       --------------  ---------------

    Total assets                                                       $  14,049,000   $   18,191,000
                                                                       ==============  ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt          $     518,000   $      515,000
  Accounts payable                                                            93,000          201,000
  Settlement payable to merchants                                          1,142,000          729,000
  Accrued expenses                                                         1,212,000          987,000
  Deferred income                                                                -0-           62,000
                                                                       --------------  ---------------
    Total current liabilities                                              2,965,000        2,494,000

Long-term debt                                                             2,019,000        2,159,000
                                                                       --------------  ---------------
    Total liabilities                                                      4,984,000        4,653,000
                                                                       --------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 authorized;
   5,835,331 shares issued; 5,796,062 shares outstanding                      58,000           58,000
  Additional paid-in capital                                              21,435,000       21,435,000
  Accumulated deficit                                                    (11,959,000)      (7,486,000
  Less treasury stock at cost, 39,269 common shares                         (469,000)        (469,000)
                                                                       --------------  ---------------
    Total stockholders' equity                                             9,065,000       13,538,000
                                                                       --------------  ---------------

    Total liabilities and stockholders' equity                         $  14,049,000   $   18,191,000
                                                                       ==============  ===============

          See accompanying notes to consolidated financial statements.

                                 ELECTRONIC  CLEARING  HOUSE,  INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                                                              THREE  MONTHS
                                                                           ENDED  DECEMBER  31,
                                                                         -------------------------
                                                                              2002        2001
                                                                         ------------  -----------
Revenues:
  Processing revenue                                                     $ 4,747,000   $3,807,000
  Transaction revenue                                                      4,415,000    4,039,000
  Terminal sales                                                              32,000       75,000
  Other revenue                                                              107,000           -0
                                                                         ------------  -----------
                                                                           9,301,000    7,921,000
                                                                         ------------  -----------
Costs and expenses:
  Processing and transaction expense                                       6,189,000    5,049,000
  Cost of terminals sold                                                      21,000       32,000
  Other operating costs                                                      721,000      672,000
  Research and development expense                                           371,000      377,000
  Selling, general and administrative expenses                             1,472,000    1,742,000
  Amortization expense - goodwill                                                -0-      125,000
                                                                         ------------  -----------
                                                                           8,774,000    7,997,000
                                                                         ------------  -----------
Income (loss) from operations                                                527,000      (76,000)
Interest income                                                                8,000       22,000
Interest expense                                                             (52,000)     (14,000)
                                                                         ------------  -----------

Income (loss) before provision for income taxes
 and cumulative effect of an accounting change                               483,000      (68,000)

Provision for income taxes                                                  (249,000)     (25,000)
                                                                         ------------  -----------
Income (loss) before cumulative effect of an accounting change               234,000      (93,000)
Cumulative effect of an accounting change to adopt SFAS 142               (4,707,000)         -0-
                                                                         ------------  -----------

Net loss                                                                 $(4,473,000)  $ ( 93,000)
                                                                         ============  ===========

Basic net earnings (loss) per share
  Before cumulative effect of accounting change                          $      0.04   $    (0.02)
  Cumulative effect of accounting change                                       (0.81)         -0-
                                                                         ------------  -----------
  Basic net loss per share                                               $     (0.77)  $    (0.02)
                                                                         ============  ===========

Diluted net earnings (loss) per share
  Before cumulative effect of accounting change                          $      0.04   $    (0.02)
  Cumulative effect of accounting change                                       (0.81)         -0-
                                                                         ------------  -----------
  Diluted net loss per share                                             $     (0.77)  $    (0.02)
                                                                         ============  ===========

Weighted average shares outstanding
  Basic                                                                    5,796,062    5,769,933
                                                                         ============  ===========
  Diluted                                                                  5,809,309    5,769,933
                                                                         ============  ===========

          See accompanying notes to consolidated financial statements.

                           ELECTRONIC CLEARING HOUSE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                 THREE  MONTHS
                                                              ENDED  DECEMBER  31,
                                                           -------------------------
                                                               2002         2001
                                                           ------------  -----------
Cash flows from operating activities:
  Net loss                                                 $(4,473,000)  $  (93,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
  Depreciation                                                 164,000      149,000
Amortization of software                                       203,000      107,000
   Amortization of goodwill                                        -0-      128,000
   Provisions for losses on accounts and notes receivable       94,000      153,000
Deferred income taxes                                          249,000       20,000
   Cumulative effect of an accounting change                 4,707,000          -0-
Changes in assets and liabilities:
   Restricted cash                                             (52,000)     106,000
   Accounts receivable                                        (209,000)     (63,000)
Inventory                                                        2,000       13,000
Accounts payable                                              (108,000)      34,000
Settlement payable to merchants                                413,000       77,000
   Deferred income                                             (62,000)         -0-
   Accrued expenses                                            225,000     (100,000)
   Prepaid expenses                                            (39,000)     (40,000)
                                                           ------------  -----------

   Net cash provided by operating activities                 1,114,000      491,000
                                                           ------------  -----------

Cash flows from investing activities:
  Other assets                                                 (48,000)      (9,000)
  Purchase of equipment and software                          (458,000)    (391,000)
                                                           ------------  -----------
  Net cash used in investing activities                       (506,000)    (400,000)
                                                           ------------  -----------

Cash flows from financing activities:
  Repayment of notes payable                                   (43,000)     (34,000)
  Repayment of capitalized leases                             (125,000)     (50,000)
  Proceeds from exercise of stock options                          -0-       11,000
                                                           ------------  -----------
  Net cash used in financing activities                       (168,000)     (73,000)
                                                           ------------  -----------

  Net increase in cash                                         440,000       18,000
  Cash and cash equivalents at beginning of period           2,409,000    4,147,000
                                                           ------------  -----------

  Cash and cash equivalents at end of period               $ 2,849,000   $4,165,000
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

                         ELECTRONIC CLEARING HOUSE, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

     The accompanying consolidated financial statements as of December 31, 2002, and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim period. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2003.


NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

     The Company calculates net earnings (loss) per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                                                Three months ended December 31,
                                                                      2002         2001
                                                                  ------------  -----------

Numerator:
  Income (loss) before cumulative effect of an accounting change  $   234,000   $  (93,000)
  Cumulative effect of an accounting change to adopt SFAS 142      (4,707,000)         -0-
                                                                  ------------  -----------

    Net loss                                                      $(4,473,000)  $  (93,000)
                                                                  ============  ===========

Denominator:
  Weighted average shares outstanding for basic
    earnings (loss) per share                                       5,796,062    5,769,933
  Effect of dilutive stock options                                     13,247          -0-
                                                                  ------------  -----------
  Adjusted weighted average shares outstanding for
     Diluted earnings (loss) per share                              5,809,309    5,769,933
                                                                  ============  ===========

Basic net earnings (loss) per share:
  Before cumulative effect of accounting change                   $      0.04   $    (0.02)
  Cumulative effect of accounting change                              (  0.81)         -0-
                                                                  ------------  -----------
  Basic net loss per share                                        $     (0.77)  $    (0.02)
                                                                  ============  ===========

Diluted net earnings (loss) per share:
  Before cumulative effect of accounting change                   $      0.04   $    (0.02)
  Cumulative effect of accounting change                              (  0.81)         -0-
                                                                  ------------  -----------
  Diluted net loss per share                                      $     (0.77)  $    (0.02)
                                                                  ============  ===========

     Dilutive common stock equivalents have been excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive to the loss per share calculation.

NOTE  3  -  NON-CASH  TRANSACTIONS:
-----------------------------------

     Significant non-cash transaction for the three months ended December 31, 2002 was as follows:

          -    Capital equipment of $30,000 was acquired under capital leases.

     Significant non-cash transaction for the three months ended December 31, 2001 was as follows:

          -    Capital equipment of $87,000 was acquired under capital leases.


NOTE  4  -  NEW  ACCOUNTING  PRONOUNCEMENTS:
-------------------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. In addition, SFAS 148 requires increased disclosures for all companies, including those choosing not to adopt the accounting provisions of FAS 123. The transition and disclosure changes are effective for fiscal years ending after December 15, 2002.

NOTE  5  -  INVENTORY:
----------------------

     The  components  of  inventory  are  as  follows:


                               December 31,   September 30,
                                   2002            2002
                               -------------  --------------
  Raw materials                $      26,000  $       61,000
  Finished goods                     206,000         473,000
                               -------------  --------------

                                     232,000         534,000

  Less:
   Allowance for obsolescence            -0-         300,000
                               -------------  --------------

                               $     232,000  $      234,000
                               =============  ==============

NOTE  6  -  SEGMENT  INFORMATION:
---------------------------------

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

                                          For the Three Months Ended
                                                December 31,
                                             2002            2001
                                        ---------------  ------------
Revenues:
  Bankcard and transaction processing   $    7,519,000   $ 6,595,000
  Check-related products                     1,782,000     1,326,000
                                        ---------------  ------------
                                        $    9,301,000   $ 7,921,000
                                        ===============  ============

Operating income (loss):
  Bankcard and transaction processing   $      922,000   $   785,000
  Check-related products                       106,000      (114,000)
  Other - corporate expenses                  (501,000)     (747,000)
                                        ---------------  ------------
                                        $      527,000   $   (76,000)
                                        ===============  ============



                                          December 31,   September 30,
                                              2002           2002
                                        ---------------  ------------
Total assets:
   Bankcard and transaction processing  $    5,495,000   $ 5,399,000
   Check-related products                    3,911,000     7,710,000
   Other                                     4,643,000     5,082,000
                                        ---------------  ------------
                                        $   14,049,000   $18,191,000
                                        ===============  ============


NOTE  7  -  CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE:
---------------------------------------------------------------------

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually using a fair value-based approach. In the year of adoption, SFAS No. 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment.

The Company has determined that it has two reporting units, which correspond to its two reportable business segments; the "Bankcard and Transaction Processing" unit and the "Check Related Products" unit. All of the Company's goodwill relates to business acquisition transactions, which apply exclusively to the Check Related Products unit. The Company completed the transitional impairment testing required by SFAS 142 in the first quarter of fiscal 2003. The Company determined the estimated fair value of its reporting units using a discounted cash flow technique and a market approach based upon the Company's total market capitalization as of October 1, 2002. Based upon the valuation findings, the Company determined that its goodwill was fully impaired and a non-cash charge equal to the goodwill carrying amount of $4.7 million was recognized in the Company's condensed consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle. No income tax benefit has been recognized for this charge as the goodwill is not deductible for income tax purposes.

Had the provisions of SFAS No. 142 been applied for the three months ended December 31, 2001, the Company's net income before the cumulative effect of a change in accounting principle, and net income (loss) per share would have been as follows:

                                For the Three Months Ended December 31,
                                          2002        2001
                                      ------------  ---------
Net (loss), as reported               $(4,473,000)  $(93,000)

Add:
 Goodwill amortization                        -0-    125,000
                                      ------------  ---------

Adjusted net income (loss)            $(4,473,000)  $(32,000)
                                      ============  =========

Basic Loss Per Share, as reported     $     (0.77)  $  (0.02)
Effect of SFAS No. 142                        -0-       0.02
                                      ------------  ---------

Adjusted Basic Loss Per Share         $     (0.77)  $    -0-
                                      ============  =========

Diluted Loss Per Share, as reported   $     (0.77)  $  (0.02)
Effect of SFAS No. 142                       - 0-       0.02
                                      ------------  ---------

Adjusted Diluted Loss Per Share       $     (0.77)  $    -0-
                                      ============  =========



NOTE  8  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
-------------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by two banks in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the banks and the Company requires the Company to assume and compensate the banks for bearing the risk of "chargeback" losses. Under the rules of Visa and Mastercard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants which are held by the Company's sponsoring banks to minimize the risk that chargebacks are not collectible from merchants.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2002, this potential exposure totaled approximately $301 million. At December 31, 2002, the Company through its sponsoring banks had approximately $307,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2002, the Company through its sponsoring banks held $9.8 million in merchant deposits to cover any potential chargeback losses.

For the three month periods ended December 31, 2002 and 2001, the Company processed approximately $231 million (2002) and $183 million (2001) of Visa and MasterCard transactions which resulted in $2.8 million for both 2002 and 2001 in gross chargeback activities. Substantially all of these chargebacks were recovered from the merchants. The Company expensed approximately $100,000 and $40,000 for the quarters ended December 31, 2002 and 2001, respectively for the chargeback losses which it was not able to recover from the merchants.

The Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of December 31, 2002 and 2001, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $446,000 and $294,000 respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of December 31, 2002, the Company estimates that its maximum potential dishonored check exposure was approximately $460,000.

For the quarters ended December 31, 2002 and 2001, the Company guaranteed approximately $3,619,000 (2002) and $2,650,000 (2001) of merchant checks, which resulted in $157,000 (2002) and $180,000 (2001) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks. The Company establishes a reserve for this activity based on historical and projected loss experience. As of December 31, 2002 and 2001 the reserve for check guarantee loss was $119,000 (2002) and $103,000 (2001). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs. In January 2003 an $800,000 line of credit for working capital needs and a $700,000 lease line for funding the remaining Oasis software installment payments were secured from First Regional Bank, the Company's primary bankcard sponsoring bank, at a borrowing rate of prime + 1%.

NOTE  9:  SUBSEQUENT  EVENT
---------------------------

On January 29, 2003, the Company's Rights Agreement dated September 30, 1996 between the Registrant and OTR, Inc., as Rights Agent, was amended and restated (the "Restatement"). The purpose of the Restatement was to (i) clarify the effects on each Right of (a) dividends payable in common stock and (b) subdivisions, combinations or consolidations of Common Stock, as the same have been declared and implemented by the Company prior to the effective date of the Restatement, and (ii) authorize, declare and distribute a second dividend of one preferred share purchase right for each share of Common Stock of the Company outstanding on the effective date of the Restatement.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
          --------------------------------------------------------------------
          RESULTS  OF  OPERATIONS
          -----------------------

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

The Company's main revenue generator is its merchant services, which includes bankcard and transaction processing and whereby ECHO receives a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. This business segment has been profitable consistently, although price competition is intense. The Company is working to further enhance back-end technology in order to reduce processing costs and improve management reporting capabilities.

In the past several years, ECHO invested significant resources and management focus in its check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. ECHO is the sixth largest check verification processor in the United States according to the June 2002 issue of The Nilson Report, a monthly financial subscription-based newsletter. The Company is one of several check processors in the nation with both an Automated Clearing House (ACH) engine, which gives the Company the ability to transfer and verify funds, and a negative-check writer database (NCN), which provides check risk management. The NCN database includes over 20 million bad-check writer records, 80 million positive records, and 260 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

In December 2000, ECHO signed an agreement with Visa U.S.A. as a third-party acquiring processor in Visa's Point-of-Sale (POS) Check Services program. The POS Check Services will allow merchants to receive immediate online authorization for paper checks, by converting them into electronic transactions, which will then be verified against Visa's member bank accounts. The Company provides critical back-end infrastructure for the service, including its ACH backbone and NCN database for checks written on non-participating banks. At the present time, ECHO is the preferred third-party acquiring processor for a majority of the financial institutions currently signed up for the Visa program.

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

--The Company plans to grow ECHO's check services business by focusing on mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer higher margins than larger accounts and offer a less competitive marketplace. ECHO has signed agreements with several retailers and the pipeline for prospective customers is continuous growing.

--The Company is continuing the development and enhancement of Visa's POS Check Services so as to leverage ECHO's check services products through Visa member banks. The process of developing and bringing to market Visa POS Check Services has been more time and resource intensive than originally anticipated due to the unique requirements of each financial institution and extensive testing periods. ECHO is starting to see merchant growth in this program now that the beta testing period is finally over at the end of 2002.

--ECHO has identified an underserved, niche market of smaller regional and community banks for its agent bank program. The Company is providing a turn-key solution to allow smaller banks to offer bankcard and check processing services using ECHO's back-end infrastructure. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers.

SALES AND MARKETING
ECHO sells its merchant and check services through several marketing channels, including independent sales organizations (ISO), its own internal sales force and direct merchant referrals by existing merchants. Approximately 20% of the Company's new accounts have historically been generated through the ISOs. In fiscal 2002, ECHO restructured its sales force and implemented an incentive-based commission structure with the goal of targeting specific accounts and shortening the sales cycle. The Company also offers merchant services through a direct online sales channel, MerchantAmerica.com.

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

SIGNIFICANT DEVELOPMENTS

--During the fiscal first quarter, the Check Services business segment generated a net income from operations.

--The Company was engaged by Visa to deliver an enhancement to the Visa POS Check processing system to add support for Visa POS Check Service to the ECHO TouchNet interface for access to TouchNet's university customers and to support the Illinois Retail Merchant Association ("IRMA") utilizing the 4Access Communications Orion or Certicheck terminals.

--Merchants on MerchantAmerica increased to over 20% of total existing merchant accounts during the quarter.

COMPETITION
Merchant and check services are highly competitive industries and are characterized by rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market.

ECHO is not currently a major player in the industries in which it competes and many of the Company's competitors have greater financial and marketing resources than the Company. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also have economies of scale cost advantages over ECHO due to their high processing volumes that may make it difficult for ECHO to compete. The Company believes that its success will depend upon its ability to continuously develop new products and services and to enhance its current products and to introduce them promptly into the market.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  DECEMBER  31,  2002  AND  2001
----------------------------------------------------

Financial highlights for the first quarter of 2003 as compared to the same period last year were as follows:

--Total revenue increased 17.4% to $9.3 million

--Gross margins from processing and transaction revenue declined to 32.5% from 35.6%

--Income from operations improved to $527,000 from a loss of $76,000

-- Adoption of SFAS 142 this fiscal quarter resulted in a cumulative effect of an accounting change from goodwill impairment of $4.7 million

--Diluted EPS before cumulative effect of accounting change of $0.04 as compared to diluted loss per share of $0.02

--Bankcard and transaction processing revenue increased 14.0% to $7.5 million

--Check-related revenue increased 34.4% to $1.8 million

REVENUE. Total revenue increased 17.4% to $9,301,000 for the three months ended December 31, 2002, from $7,921,000 for the same period last year. The increase can be primarily attributed to growth in the processing and transaction business segments, and slightly offset by lower transaction volume from U-Haul transactions. Total processing and transaction revenue for this fiscal quarter increased 16.8%, from $7,846,000 in fiscal 2002 to $9,162,000 in fiscal 2003.

COST OF SALES. Bankcard processing expenses are largely a direct reflection of any changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased from $5,049,000 in the first fiscal quarter of 2002 to $6,189,000 in the current fiscal quarter, a 22.6% increase. The increase reflects a 16.8% increase in processing and transaction revenues for the current fiscal quarter, as well as the higher costs of processing.

Gross margin from processing and transaction services decreased from 35.6% in the first fiscal quarter last year to 32.5% in this fiscal quarter. This decrease in gross margin was due to the departure of several large high-margin bankcard merchants and lower U-Haul transaction revenue, which yields a higher margin.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased from $672,000 in the first fiscal quarter of 2002 to $721,000 in this fiscal quarter, an increase of 7.3%. This increase was primarily attributable to 17.4% increase in total revenue. Research and development expense remained relatively constant, from $377,000 in the prior year quarter to $371,000 in the current fiscal quarter.

Selling, general and administrative expenses decreased from $1,742,000 in the first fiscal quarter 2002 to $1,472,000 in the current quarter. This decrease was primarily attributable to the decrease in legal and professional fees of $426,000 due to the litigation which was settled in March 2002. As a percentage of total revenue, selling, general and administrative expenses decreased from 22.0% in the first fiscal quarter 2002 to 15.8% in the current fiscal quarter.

OPERATING INCOME. Operating income for the quarter ended December 31, 2002 was $527,000, as compared to an operating loss of $76,000 in the same period last year. The increase in operating income was due to a combination of factors including an increase of $251,000 in gross profit as result of the 17.4% increase in revenue, a $270,000 decrease in selling, general and administrative expenses and the elimination of goodwill amortization expense upon the adoption of SFAS 142 by the Company in the current quarter.

INTEREST EXPENSE. Interest expense increased to $52,000 for the quarter ended December 31, 2002, from $14,000 in the same period last year. The increase is due to the increase of $1,550,000 in interest bearing debt from December 2001.

EFFECTIVE TAX RATE. Effective tax rate of 51.5%, which slightly exceeded the statutory rate 42.5% for the quarter ended December 31, 2002 as a result of certain non-deductible expenses.

SEGMENT RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 14.0%, from $6,595,000 in the first fiscal quarter 2002 to $7,519,000 for this fiscal quarter. This increase was mainly attributable to approximately 23% increase in bankcard processing volume as compared to the same quarter last year. This increase was a result of the Company marketing initiatives, such as the MerchantAmerica web offerings and other sales programs. Additionally, the bankcard processing revenue increase was partially offset by a decrease in revenue due to the departure of several large bankcard processing merchants who had relatively higher discount rates and a 21.8% decrease in U-Haul revenue as compared to the prior year quarter.

The bankcard and transaction processing segment generated a gross margin of 27.1% in the quarter ended December 31, 2002 as compared to 30.6% in the same period last year. This decrease in gross margin was attributable to a decrease in U-Haul revenue, which yields a higher margin and the departure of several higher margin merchants. Operating income for this business segment was $922,000 for the first fiscal quarter, up 17.5% from $785,000 in the same period last year. The increase in operating income is attributable to the 23% increase in bankcard processing volume this quarter over the prior year quarter.

Check Related Products. Check-related revenues increased from $1,326,000 for the first fiscal quarter ended December 31, 2001 to $1,782,000 for the current fiscal quarter, an increase of 34.4%. This was attributable to a 7.2% increase in check verification revenue and a 80.5% increase in other electronic check processing and collection revenue.

Check services revenue made up 19.2% of total processing and transaction revenues in this fiscal quarter as compared to 16.7% in the prior year. Check-related operating income was $106,000 for the current fiscal quarter as compared to an operating loss of $114,000 in the same period last year. The improvement in this business segment was primarily attributable to the 34.4% increase in revenue.

Visa POS Check Services program is starting to generate momentum since the end of the pilot program. The Company is currently working with six Visa member banks that have chosen to participate in this program. Management believes that the Visa POS Check Services program will provide the Company with significant opportunities to develop strategic relationships with some major banks, which could result in a corresponding increase in our check services revenue in the coming years.

Other. Other revenue increased from $75,000 in the first fiscal quarter 2002 to $139,000 in this fiscal quarter due to a increase in the amount of customer software development work completed during the current quarter and offset slightly by the decreasing terminal sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had available cash of $2,849,000, restricted cash of $958,000 in reserve with its primary processing banks and working capital of $3,225,000.

Accounts receivable net of allowance for doubtful accounts increased to $1,859,000 at December 31, 2002 from $1,744,000 at September 30, 2002. Allowance for doubtful accounts, which reflect chargeback losses, increased to $520,000 at December 31, 2002 from $431,000 at September 30, 2002.

Inventory remained relatively constant at $232,000 at December 31, 2002 from $234,000 at September 30, 2002.

Net cash provided by operating activities for the three months ended December 31, 2002 was $1,114,000 as compared to net cash provided by operating activities of $491,000 for the three months ended December 31, 2001. This was primary attributable to an increase in operating income of $603,000 as compared to the same three month period in the prior year.

In the three months ended December 31, 2002, the Company used $506,000 for the purchase of equipment and capitalized software costs. During the current fiscal quarter, the Company used $168,000 for financing activities such as notes and capitalized leases repayment.

During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs. In January 2003, an $800,000 line of credit for working capital needs and a $700,000 lease line for funding the remaining Oasis software installment payments were secured from First Regional Bank, the Company's primary bankcard sponsoring bank, at a borrowing rate of prime + 1%.

At  December  31,  2002,  the  Company  had  the  following  cash  commitments:


                                 Payment Due By Period
                                 ---------------------


Contractual                       Less than                            After
Obligations            Total       1 year    2-3 years   4-5 years    5 years
-------------------  ----------  ----------  ----------  ----------  ----------
Long-term debt
 including interest  $2,780,070  $  313,776  $  544,405  $  455,363  $1,466,526
Capital lease
 obligations            807,448     375,644     431,804         -0-         -0-
Operating leases        563,311     256,065     307,246         -0-         -0-
                     ----------  ----------  ----------  ----------  ----------

Total contractual
 cash obligations    $4,150,829  $  945,485  $1,283,455  $  455,363  $1,466,526
                     ==========  ==========  ==========  ==========  ==========

The Company's primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that its future cash flow from operations together with cash on hand and the funding sources already secured will be sufficient to meet its working capital and other commitments.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. In addition, SFAS 148 requires increased disclosures for all companies, including those choosing not to adopt the accounting provisions of FAS 123. The transition and disclosure changes are effective for fiscal years ending after December 15, 2002.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

The Company could be exposed to market risk from changes in interest rates on its lease lines. The Company's exposure to interest rate risk relates to its $800,000 line of credit and $700,000 software lease line. There were no borrowings outstanding under either agreement as of December 31, 2002. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's results of operations.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Company carried out is evaluation.

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



The following report on Form 8-K was filed during the quarter ended December 31, 2002:

Date  of  Filing         Item  Reported
----------------         --------------

October  16, 2002        On  October  7,  2002,  Mr.  Carl  R.  Terzian was
                         appointed to serve as a member of the Board of Directors of the Registrant.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     ELECTRONIC  CLEARING  HOUSE,  INC.
                                     ----------------------------------
                                               (Registrant)





Date:  February  14,  2003                           By: /s/ Alice Cheung
                                                     ---------------------------
                                                     Alice Cheung, Treasurer and
                                                     Chief Financial Officer

                       FORM OF CERTIFICATION FOR FORM 10-Q


I,  Joel  M.  Barry,  certify  that:

1. I have reviewed this annual report on Form 10-Q of Electronic Clearing House, Inc.;

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


Date:  February  14,  2003


                                           /s/  Joel  M.  Barry
                                           ----------------------------------
                                           Chairman, Chief Executive Officer

                       FORM OF CERTIFICATION FOR FORM 10-Q

I,  Alice  L.  Cheung,  certify  that:

1. I have reviewed this annual report on Form 10-Q of Electronic Clearing House, Inc.;

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


Date:  February  14,  2003


                                            /s/  Alice  L.  Cheung
                                            ----------------------------------
                                            Chief  Financial  Officer