Form 10-Q
period 2003-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2003-05-15
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

FOR THE PERIOD ENDED MARCH 31, 2003

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

                    Yes  X                    No
                        ---


     As of April 30, 2003, there were 5,805,155 shares of the Registrant's Common Stock outstanding.

                        ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item  1.      CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


               Consolidated  Balance Sheets                                    3
                 March  31,  2003  and  September  30,  2002

               Consolidated  Statements of Operations                          4
                 Three  months  and  six  months  ended
                 March  31,  2003  and  2002

               Consolidated  Statements of Cash Flows                          5
                 Six  months  ended  March  31,  2003  and  2002

               Notes  to  Consolidated  Financial  Statements                  6

Item  2.       Management's  Discussion  and  Analysis  of                    12
                 Financial  Condition  and  Results  of
                 Operations

Item  3.       Quantitative and Qualitative Disclosures About Market Risk     19

Item  4.       Controls and Procedures                                        19


                           PART II. OTHER INFORMATION


Item  6.       Exhibits  and  Reports  on  Form  8-K                          20

               Signatures                                                     21

               Certification  of  Chief  Executive  Officer

               Certification  of  Chief  Financial  Officer

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                    ELECTRONIC CLEARING HOUSE, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)


                                                ASSETS

                                                                         March 31,     September 30,
                                                                           2003            2002
                                                                       -------------  ---------------
Current assets:
  Cash and cash equivalents                                            $  2,878,000   $    2,409,000
  Restricted cash                                                         1,057,000          906,000
  Accounts receivable less allowance of $445,000 and $431,000             1,889,000        1,744,000
  Inventory                                                                 242,000          234,000
  Prepaid expenses and other assets                                         216,000          169,000
  Deferred tax asset                                                         84,000          266,000
                                                                       -------------  ---------------
    Total current assets                                                  6,366,000        5,728,000

Noncurrent assets:
  Property and equipment, net                                             6,016,000        5,101,000
  Deferred tax asset                                                      1,793,000        2,018,000
  Other assets less accumulated amortization of $282,000 and $259,000       534,000          637,000
  Goodwill, net                                                                 -0-        4,707,000
                                                                       -------------  ---------------

    Total assets                                                       $ 14,709,000   $   18,191,000
                                                                       =============  ===============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt          $    571,000   $      515,000
  Accounts payable                                                           95,000          201,000
  Settlement payable to merchants                                         1,201,000          729,000
  Accrued expenses                                                        1,238,000          987,000
  Deferred income                                                               -0-           62,000
                                                                       -------------  ---------------
  Total current liabilities                                               3,105,000        2,494,000

Long-term debt                                                            2,250,000        2,159,000
                                                                       -------------  ---------------
  Total liabilities                                                       5,355,000        4,653,000
                                                                       -------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 authorized:
  5,844,424 and 5,835,331 shares issued; 5,805,155 and
  5,796,062 shares outstanding                                               58,000           58,000
  Additional paid-in capital                                             21,456,000       21,435,000
  Accumulated deficit                                                   (11,691,000)      (7,486,000)
  Less treasury stock at cost, 39,269 common shares                        (469,000)        (469,000)
                                                                       -------------  ---------------
    Total stockholders' equity                                            9,354,000       13,538,000
                                                                       -------------  ---------------

    Total liabilities and stockholders' equity                         $ 14,709,000   $   18,191,000
                                                                       =============  ===============


     See  accompanying  notes  to  consolidated  financial  statements.

                                                 ELECTRONIC CLEARING HOUSE, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                     THREE MONTHS                  SIX MONTHS
                                                                     ENDED MARCH 31,              ENDED MARCH 31,
                                                                 -------------------------  --------------------------
                                                                    2003          2002          2003          2002
                                                                 -----------  ------------  ------------  ------------

Revenues:
  Processing revenue                                             $5,139,000   $ 4,061,000   $ 9,886,000   $ 7,868,000
  Transaction revenue                                             4,569,000     4,217,000     8,984,000     8,256,000
  Terminal sales                                                     27,000        54,000        59,000       129,000
  Other revenue                                                      32,000        54,000       139,000        54,000
                                                                 -----------  ------------  ------------  ------------

                                                                  9,767,000     8,386,000    19,068,000    16,307,000
                                                                 -----------  ------------  ------------  ------------
Costs and expenses:
  Processing and transaction expense                              6,348,000     5,750,000    12,537,000    10,880,000
  Cost of terminals sold                                             17,000       231,000        38,000       263,000
  Other operating costs                                             758,000       678,000     1,479,000     1,287,000
  Research and development expense                                  296,000       442,000       667,000       798,000
  Selling, general and administrative expenses                    1,883,000     1,786,000     3,355,000     3,528,000
  Amortization expense - goodwill                                       -0-       128,000           -0-       256,000
  Legal settlement                                                      -0-     2,500,000           -0-     2,500,000
                                                                 -----------  ------------  ------------  ------------

                                                                  9,302,000    11,515,000    18,076,000    19,512,000
                                                                 -----------  ------------  ------------  ------------
Income (loss) from operations                                       465,000    (3,129,000)      992,000    (3,205,000)

Interest income                                                       7,000        14,000        15,000        36,000
Interest expense                                                    (47,000)      (24,000)      (99,000)      (38,000)
                                                                 -----------  ------------  ------------  ------------

Income (loss) before provision for income taxes and
cumulative effect of an accounting change                           425,000    (3,139,000)      908,000    (3,207,000)
(Provision) benefit  for income taxes                              (157,000)    1,231,000      (406,000)    1,206,000
                                                                 -----------  ------------  ------------  ------------
Income (loss) before cumulative effect of an accounting change      268,000    (1,908,000)      502,000    (2,001,000)
Cumulative effect of an accounting change to adopt SFAS 142             -0-           -0-    (4,707,000)          -0-
                                                                 -----------  ------------  ------------  ------------

Net earnings (loss)                                              $  268,000   $(1,908,000)  $(4,205,000)  $(2,001,000)
                                                                 ===========  ============  ============  ============

Basic net earnings (loss) per share
  Before cumulative effect of accounting change                  $     0.05   $     (0.33)  $      0.09   $     (0.35)
  Cumulative effect of accounting change                                -0-           -0-         (0.81)          -0-
                                                                 -----------  ------------  ------------  ------------
  Basic net earnings (loss) per share                            $     0.05   $     (0.33)  $     (0.72)  $     (0.35)
                                                                 ===========  ============  ============  ============
Diluted net earnings (loss) per share
  Before cumulative effect of accounting change                  $     0.05   $     (0.33)  $      0.09   $     (0.35)
  Cumulative effect of accounting change                                -0-           -0-        ( 0.81)          -0-
                                                                 -----------  ------------  ------------  ------------
  Diluted net earnings (loss) per share                          $     0.05   $     (0.33)  $     (0.72)  $     (0.35)
                                                                 ===========  ============  ============  ============

Weighted average shares outstanding
  Basic                                                           5,801,619     5,790,267     5,798,810     5,779,988
                                                                 ===========  ============  ============  ============
  Diluted                                                         5,914,121     5,790,267     5,852,717     5,779,988
                                                                 ===========  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                          ELECTRONIC CLEARING HOUSE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                 SIX MONTHS
                                                              ENDED MARCH 31,
                                                         --------------------------
                                                             2003          2002
                                                         ------------  ------------
Cash flows from operating activities:
Net loss                                                 $(4,205,000)  $(2,001,000)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
  Depreciation                                               330,000       307,000
  Amortization of software                                   425,000       233,000
  Amortization of goodwill                                       -0-       251,000
  Provision for losses on accounts and notes receivable       26,000       203,000
  Provision for obsolete inventory                               -0-       200,000
  Write-down of real estate                                      -0-       100,000
   Fair value of stock issued in connection with
   directors' compensation                                    21,000        45,000
  Deferred income taxes                                      407,000    (1,211,000)
  Legal settlement                                               -0-     1,300,000
  Cumulative effect of an accounting change                4,707,000           -0-
Changes in assets and liabilities:
  Restricted cash                                           (151,000)      523,000
  Accounts receivable                                       (171,000)     (250,000)
  Inventory                                                   (8,000)       25,000
  Accounts payable                                          (106,000)       20,000
  Settlement payable to merchants                            472,000       (98,000)
  Accrued expenses                                           251,000      (176,000)
  Prepaid expenses                                          (109,000)      (71,000)
                                                         ------------  ------------

  Net cash provided by (used in) operating activities      1,889,000      (600,000)
                                                         ------------  ------------

Cash flows from investing activities:
  Other assets                                                80,000       (22,000)
  Purchase of equipment and software                      (1,470,000)     (958,000)
                                                         ------------  ------------

  Net cash used in investing activities                   (1,390,000)     (980,000)
                                                         ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                    292,000           -0-
  Repayment of notes payable                                 (88,000)      (65,000)
  Repayment of capitalized leases                           (234,000)     (109,000)
  Proceeds from exercise of stock options                        -0-        11,000
                                                         ------------  ------------

  Net cash used in financing activities                      (30,000)     (163,000)
                                                         ------------  ------------

Net increase (decrease) in cash                              469,000    (1,743,000)
Cash and cash equivalents at beginning of period           2,409,000     4,147,000
                                                         ------------  ------------



Cash  and  cash  equivalents  at  end  of  period        $ 2,878,000   $  2,404,000
                                                         ============  ============

                        ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of March 31, 2003, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2003.


NOTE  2  -  STOCK-BASED  COMPENSATION:
-------------------------------------

The Company measures compensation expense for its employee stock-based compensation under APB 25. The Company provides pro-forma disclosures of net income and earnings per share as if a fair value method had been applied using the Black Scholes Model. Therefore, pro forma compensation costs for employee stock and stock options awards is measured as the excess, if any, of the fair value of the common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method.

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                         Three Months Ended           Six Months Ended
                                               March 31,                   March 31,
                                      --------------------------  --------------------------
                                          2003          2002          2003          2002
                                      ------------  ------------  ------------  ------------
Net income (loss), as reported        $   268,000   $(1,908,000)  $(4,205,000)  $(2,001,000)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards granted since October 1,
1995                                  $   (85,000)  $   (83,000)  $  (166,000)  $  (168,000)
                                      ------------  ------------  ------------  ------------

Pro forma net income (loss)           $   183,000   $(1,991,000)  $(4,371,000)  $(2,169,000)
                                      ============  ============  ============  ============

Net earnings (loss) per share:
  Basic - as reported                 $      0.05   $     (0.33)  $     (0.72)  $     (0.35)
  Basic - pro forma                   $      0.03   $     (0.34)  $     (0.75)  $     (0.38)

  Diluted - as reported               $      0.05   $     (0.33)  $     (0.72)  $     (0.35)
  Diluted - pro forma                 $      0.03   $     (0.34)  $     (0.75)  $     (0.38)

NOTE  3  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

The Company calculates net earnings (loss) per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                              Three months ended March 31,      Six months ended March 31,
                                           --------------------------------  --------------------------------
                                               2003             2002              2003             2002
                                           -------------  -----------------  ---------------  ---------------

Numerator:
  Income (loss) before cumulative
   effect of an accounting change          $     268,000  $     (1,908,000)  $      502,000   $   (2,001,000)
  Cumulative effect of an accounting
   change to adopt SFAS 142                          -0-               -0-       (4,707,000)             -0-
                                           -------------  -----------------  ---------------  ---------------

         Net income (loss)                 $     268,000  $     (1,908,000)  $   (4,205,000)  $   (2,001,000)
                                           =============  =================  ===============  ===============

Denominator:
  Weighted average shares outstanding
   for basic earnings (loss) per share         5,801,619         5,790,267        5,798,810        5,779,988
  Effect of dilutive stock options               112,502               -0-           53,907              -0-
                                           -------------  -----------------  ---------------  ---------------
  Adjusted weighted average shares
   outstanding for diluted earnings
   (loss) per share                            5,914,121         5,790,267        5,852,717        5,779,988
                                           =============  =================  ===============  ===============

Basic net earnings (loss) per share:
  Before cumulative effect of accounting
   change                                  $        0.05  $          (0.33)  $         0.09   $        (0.35)
  Cumulative effect of accounting change             -0-               -0-            (0.81)             -0-
                                           -------------  -----------------  ---------------  ---------------
  Basic net earnings (loss) per share      $        0.05  $          (0.33)  $        (0.72)  $        (0.35)
                                           =============  =================  ===============  ===============

Diluted net earnings (loss) per share:
  Before cumulative effect of
   accounting change                       $        0.05  $          (0.33)  $         0.09   $        (0.35)
  Cumulative effect of accounting change             -0-               -0-            (0.81)             -0-
                                           -------------  -----------------  ---------------  ---------------
  Diluted net earnings (loss) per share    $        0.05  $          (0.33)  $        (0.72)  $        (0.35)
                                           =============  =================  ===============  ===============


Dilutive common stock equilvalents have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive to the loss per share calculation.


NOTE 4  -  NON-CASH TRANSACTIONS:
-----------------------------------

Significant non-cash transaction for the six months ended March 31, 2003 was as follows:

     -    Capital equipment of $177,000 was acquired under capital leases.

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


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS:
--------------------------------------

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  45  (FIN 45),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. In addition, SFAS 148 requires increased disclosures for all companies, including those choosing not to adopt the accounting provisions of FAS 123. The transition and disclosure changes are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure provision of SFAS 148 during the quarter ended March 31, 2003.


NOTE 6 - INVENTORY:
------------------

The  components  of  inventory  are  as  follows:

                                      March 31   September 30
                                        2003         2002
                                      ---------  -------------
         Raw materials                $  26,000  $      61,000
         Finished goods                 216,000        473,000
                                      ---------  -------------

                                      $ 242,000  $     534,000
         Less:
          Allowance for obsolescence        -0-        300,000
                                      ---------  -------------

                                      $ 242,000  $     234,000
                                      =========  =============

NOTE 7 - SEGMENT INFORMATION:
----------------------------

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

                                   Three Months Ended            Six Months Ended
                                       March 31                      March 31
                              ----------------------------  --------------------------
                                  2003           2002           2003          2002
                              ------------  --------------  ------------  ------------
Revenues:
  Bankcard and transaction
   processing                 $ 7,796,000   $   6,876,000   $15,315,000   $13,471,000
  Check-related products        1,971,000       1,510,000     3,753,000     2,836,000
                              ------------  --------------  ------------  ------------
                              $ 9,767,000   $   8,386,000   $19,068,000   $16,307,000
                              ============  ==============  ============  ============

Operating income (loss):
  Bankcard and transaction
   processing                 $   963,000   $     338,000   $ 1,885,000   $ 1,123,000
  Check-related products          102,000        (305,000)      208,000      (419,000)
  Other - corporate expenses     (600,000)     (3,162,000)   (1,101,000)   (3,909,000)
                              ------------  --------------  ------------  ------------
                              $   465,000   $  (3,129,000)  $   992,000   $(3,205,000)
                              ============  ==============  ============  ============

                               March 31      September 30
                                 2003            2002
                              ------------  --------------
Total assets:
  Bankcard and transaction
   Processing                 $ 6,389,000   $   5,399,000
  Check-related products        3,862,000       7,710,000
  Other                         4,458,000       5,082,000
                              ------------  --------------
                              $14,709,000   $  18,191,000
                              ============  ==============


NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
------------------------------------------------------------

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

Had the provisions of SFAS No. 142 been applied for the three and six months ended March 31, 2002, the Company's net income before the cumulative effect of a change in accounting principle, and net income (loss) per share would have been as follows:

                                                   For the Three Months Ended       For the Six Months Ended
                                                            March 31,                        March 31,
                                                 ------------------------------  ------------------------------
                                                      2003            2002             2003            2002
                                                 --------------  --------------  ----------------  ------------
Net income (loss), as reported                   $      268,000  $  (1,908,000)  $    (4,205,000)  $(2,001,000)

Add:
 Goodwill amortization                                      -0-        128,000               -0-       256,000
                                                 --------------  --------------  ----------------  ------------
 Adjusted net income (loss)                      $      268,000  $  (1,780,000   $    (4,205,000)  $(1,745,000)
                                                 ==============  ==============  ================  ============

Basic earnings (loss) per share, as reported     $         0.05  $       (0.33)  $         (0.72)  $     (0.35)
Effect of SFAS No. 142                                      -0-           0.02               -0-          0 04
                                                 --------------  --------------  ----------------  ------------

Adjusted basic earnings (loss) per share         $         0.05  $       (0.31)  $         (0.72)  $     (0.31)
                                                 ==============  ==============  ================  ============

Diluted earnings (loss) per share, as reported   $         0.05  $       (0.33)  $         (0.72)  $     (0.35)
Effect of SFAS No. 142                                      -0-           0.02               -0-          0 04
                                                 --------------  --------------  ----------------  ------------
Adjusted diluted earnings (loss) per share       $         0.05  $       (0.31)  $         (0.72)  $     (0.31)
                                                 ==============  ==============  ================  ============


NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND GUARANTEES:
------------------------------------------------------------

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2003, this potential exposure totaled approximately $308 million. At March 31, 2003, the Company, through its sponsoring banks, had approximately $217,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2003, the Company, through its sponsoring banks, has access to $9.0 million in merchant deposits to cover any potential chargeback losses.

For the three-month ended March 31, 2003 and 2002, the Company processed approximately $236 million (2003) and $187 million (2002) of Visa and MasterCard transactions, which resulted in $2.4 million in gross chargeback activities for the three months ended March 31, 2003 and $2.1 million for the three months ended March 31, 2002. Substantially all of these chargebacks were recovered from the merchants.

The Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of March 31, 2003 and 2002, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $380,000 and $178,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of March 31, 2003, the Company estimates that its maximum potential dishonored check exposure was approximately $486,000.

For the quarters ended March 31, 2003 and 2002, the Company guaranteed approximately $3,970,000 (2003) and $2,689,000 (2002) of merchant checks, which resulted in $169,000 (2003) and $191,000 (2002) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks. The Company establishes a reserve for this activity based on historical and projected loss experience. As of March 31, 2003 and 2002 the reserve for check guarantee loss was $138,000 (2003) and $106,000 (2002). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs. The Company has financed $119,000 of computer equipment through this lease line through March 31, 2003. In January 2003, an $800,000 line of credit for working capital needs and a $700,000 lease line for funding the remaining Oasis software installment payments were secured from First Regional Bank, the Company's primary bankcard sponsoring bank, at a borrowing rate of prime + 1%. The Company has drawn down $292,000 of the Oasis lease line as of March 31, 2003.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          ------------------------------------------------------
          CONDITION  AND  RESULTS  OF  OPERATIONS
          ---------------------------------------


OVERVIEW

Electronic Clearing House, Inc. ("ECHO" or "the Company") is an electronic payment processor and one of the processors in the nation who can provide a "complete solution" to the payment processing needs of merchants, banks and collection agencies. The Company's services include point-of-sale (POS) terminal management, debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. The Company's ability to program and oversee the management of a merchant's POS system, provide credit card and debit card processing, provide multiple check services, provide both electronic and traditional collection services and fully integrate all these services into a single internet-based reporting capability constitutes a definition of what the Company refers to as a "complete solution" to the payment processing needs of merchants, banks and collection agencies.

The Company derives revenues from two main business segments, bankcard and transaction processing (bank services), and check-related products (check services) and operates under the following brands;

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

MerchantAmerica, as a retail sales channel, generates revenues through the sale of both of the Company's business segments, while all of NCN and XPRESSCHEX revenues are reflected in the Company's check services business segment. The Company actively solicits and has sold both bankcard processing and check services to U-Haul dealers for their non-U-Haul activity and such sales are recorded against the appropriate business segment. All specific transaction processing activity related directly to U-Haul rental activity is reported under the Company's bankcard services business segment.

The Company's main revenue generator is its bankcard services business segment. ECHO typically receives a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. This business segment accounts for approximately 80% of the Company's total revenue. This business segment has been profitable consistently, although price competition is intense.

In a desire to enhance this business segment's processing infrastructure and reduce processing costs, the Company licensed several payment processing systems from Oasis Technologies in 2002 and a full integration of this system is currently projected for completion by the last quarter of 2003.

ECHO generates a recurring revenue stream for processing U-Haul rental activities. The C.A.R.D. terminal system was developed by ECHO in 1993 to provide complex services and features for U-Haul's rental activities, which include tracking advance reservations and dealer compensation. The Company has experienced a gradual decline in the number of transactions processed over the past twelve months due to U-Haul's efforts in slowly migrating their larger dealers to a PC processing platform and active use of internet-based processing services. The Company's proprietary terminals, which were designed to serve smaller dealers, are expected to continue to meet a need with U-Haul dealers who cannot justify the cost of business internet connection. Due to the growing revenue from other sales channels and the gradual reduction in active U-Haul dealers, revenue generated for U-Haul has dropped below 5% of the Company's total revenue. Therefore, future break-out of U-Haul as a specific sales channel and revenue source is not deemed to be necessary and will be discontinued.

The check services business segment has been built over the past four years, building upon the Company's XPRESSCHEX subsidiary that operated for many years as a check guarantee service to primarily California-based merchants. The acquisition of Magic Software Development, Inc. in 1999 and the acquisition of Rocky Mountain Retail Systems in 2000 significantly increased the Company's capabilities and provided a national market for the Company's check services. Over the past four years, ECHO has invested significant resources and management focus in its check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. The Company is one of few check processors in the nation with both an Automated Clearing House (ACH) engine, which gives the Company the ability to transfer and settle funds, and a robust check writer database (NCN), which provides check risk management. The NCN database includes over 20 million bad-check writer records, 80 million positive records, and 260 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

NCN provides an ongoing revenue stream as collection agencies, major national merchants, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and loss experience in accepting checks as a form of payment and the Company's NCN database is one of only four major databases in the nation that can serve this market need on a national scale.

XPRESSCHEX revenues are growing significantly due to the increased use of the Company's check conversion services, which include capture of the necessary check data at the point of sale and submission of the transaction electronically to the Automated Clearing House (ACH) nightly for settlement. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country. This ability to provide local collection capability through one national entity is a distinctive advantage the Company holds over other check service companies who operate centralized collection agencies and only go to local agencies as a secondary or last chance option.

In 2000, Visa U.S.A. announced its intention to utilize its credit card processing network that connects over 14,000 banks and over 4 million merchants to electronically process checks as well. This program was called Visa POS Check Service and in December 2000, ECHO signed an agreement with Visa U.S.A. as a third-party acquiring processor in Visa's Point-of-Sale (POS) Check Services program. The Visa POS Check Service allows merchants to receive immediate online authorization for paper checks, by converting them into electronic transactions at the point of sale and verifying them against Visa's member bank accounts. The Company provides critical back-end infrastructure for the service, including its NCN database for verification and its ACH backbone for funds settlement, for checks written on non-participating banks. At the present time, ECHO is the preferred third-party acquiring processor for a majority of the financial institutions currently signed up for the Visa program.

The Company also qualified as an acquirer processor with Visa, a role that accepts transactions from the merchant's POS terminal and reformats them for submission to the Visa network. To date, ECHO is the only company to register as both a third-party processor and an acquirer processor with Visa under the Visa POS Check Service program.

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



--The Company plans to grow ECHO's check services business by focusing on mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer higher margins than larger accounts and offer a less competitive marketplace. ECHO has signed agreements with several retailers and the pipeline for prospective customers is growing.

--The Company is continuing to enhance the Visa's POS Check Services so as to leverage ECHO's check services products through Visa member banks. As the market gains acceptance of the Visa POS Check Services, it will significantly increase the Company's opportunities to market its check conversion services and verification services to its core merchant base and solidify its strategic relationships with the various financial institutions that have chosen the Company as its third-party processor under the Visa POS Check Service program. It would also create a tremendous marketing channel for the Company to cross sell it's other check products such as check representments and check guarantee to the Visa member banks participating in the Visa POS Check Service program.

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

The Company's marketing strategy is to maximize cross selling opportunities to its existing base of merchants and financial institutions in the Visa POS Check Program; sell integrated suites of payment services, bankcard and check processing services to small banks; enhance and market MerchantAmerica; and develop the private label check service program.

COMPETITION
Bankcard processing and check processing services are highly competitive industries and are characterized by rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market.

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


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
-------------------------------------------------

Financial highlights for the second quarter of 2003 as compared to the same period last year were as follows:

--Total  revenue  increased  16.5%  to  $9.8  million

--Gross margins from processing and transaction revenue increased to 34.6% from 30.5%

--Diluted  EPS  of  $0.05  as  compared  to  diluted  loss  per  share  of $0.33

--Bankcard  and  transaction  processing revenue increased 13.4% to $7.8 million

--Check-related  revenue  increased  30.5%  to  $  1.97  million

REVENUE. Total revenue increased 16.5% to $9,767,000 for the three months ended March 31, 2003, from $8,386,000 for the same period last year. The increase can be primarily attributed to a 13.4% growth from same period last year in the bankcard processing business and 30.5% growth from the same period last year in the check services business segment. Total processing and transaction revenue for this fiscal quarter increased 17.3%, from $8,278,000 in fiscal 2002 to $9,708,000 in fiscal 2003.

COST OF SALES. Bankcard processing expenses are largely a direct reflection of any changes in processing revenue. A majority of the Company's bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased from $5,750,000 in the second fiscal quarter of 2002 to $6,348,000 in the current fiscal quarter, a 10.4% increase. The increase reflects a 17.3% increase in processing and transaction revenues for the current fiscal quarter.

Gross margin from processing and transaction services increased from 30.5% in the second fiscal quarter last year to 34.6% in this fiscal quarter. This increase in gross margin was due to the lower chargeback losses experienced in the current quarter combined with a higher percentage of check services revenue, which resulted in an improvement in the gross margin.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased from $678,000 in the second fiscal quarter of 2002 to $758,000 in this fiscal quarter, an increase of 11.8%. This increase was primarily attributable to a 16.5% increase in total revenue. Research and development expense decreased from $442,000 in the prior year quarter to $296,000 in the current fiscal quarter. This was mainly attributable to the Visa POS Check Service program transitioning from the pilot phase to implementation phase and the diminishing research and development expenses associated with this program.

Selling, general and administrative expenses increased from $1,786,000 in the second fiscal quarter 2002 to $1,883,000 in the current quarter. This increase was primarily attributable to the higher costs to support the Company's sales and marketing programs and overall higher personnel costs due to cost of living adjustments and increases in employee benefits such as medical insurance cost. The increase was partially offset by the higher legal expenses incurred during the prior year quarter as a result of the legal settlement with Premiere Lifestyles International Corporation ("PLIC"). As a percentage of total revenue, selling, general and administrative expenses decreased from 21.3% in the second fiscal quarter 2002 to 19.3% in the current fiscal quarter.

OPERATING INCOME. Operating income for the quarter ended March 31, 2003 was $465,000, as compared to an operating loss of $3,129,000 in the same period last year. The increase in operating income was due to a combination of factors including an increase of $497,000 in gross profit as result of the 16.5% increase in revenue, the elimination of $128,000 of goodwill amortization expense upon the adoption of SFAS 142 by the Company in the first fiscal quarter of this year, a reduction of $300,000 in valuation allowance for real estate and inventory in the prior year quarter, and the legal and settlement expense of $2,669,000 incurred in the second quarter of fiscal 2002.

INTEREST EXPENSE. Interest expense increased to $47,000 for the quarter ended March 31, 2003, from $24,000 in the same period last year. The increase is due to the increase of $624,000 in interest bearing debt from March 2002.


EFFECTIVE TAX RATE. Effective tax rate of 36.9% differs from the statutory rate of 42.5% as a result of prior year estimates.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 13.4%, from $6,876,000 in the second fiscal quarter 2002 to $7,796,000 for this fiscal quarter. This revenue increase was mainly attributable to approximately 26.5% increase in bankcard processing volume as compared to the same quarter last year. The processing volume increase was a result of the organic growth from the Company's existing merchants and other marketing initiatives, such as the Company's MerchantAmerica services and other sales programs. The bankcard and transaction processing revenue increase was partially offset by a 27.6% decrease in U-Haul revenue as compared to the prior year quarter. Additionally, the Company has one bankcard processing merchant which has grown significantly over the past year and accounted for approximately 9% of the total bankcard and transaction revenue for the quarter ended March 31, 2003.

The bankcard and transaction processing segment generated a gross margin of 27.1% in the quarter ended March 31, 2003 as compared to 26.5% in the same period last year. This increase in gross margin was attributable to lower chargeback losses. Operating income for this business segment was $963,000 for the second fiscal quarter, up 184.9% from $338,000 in the same period last year. The increase in operating income is attributable to the 13.4% increase in bankcard processing revenue this quarter over the prior year quarter.

Check Related Products. Check-related revenues increased from $1,510,000 for the second fiscal quarter ended March 31, 2002 to $1,971,000 for the current fiscal quarter, an increase of 30.5%. This was attributable to a 2.8% increase in check verification revenue and a 53.8% increase in other electronic check processing and collection revenue.

Check services revenue made up 20.3% of total processing and transaction revenues in this fiscal quarter as compared to 18.0% in the prior year. Check-related operating income was $102,000 for the current fiscal quarter as compared to an operating loss of $305,000 in the same period last year. The improvement in this business segment was primarily attributable to the 30.5% increase in revenue.

Other. Other revenue decreased from $54,000 in the second fiscal quarter 2002 to $32,000 in this fiscal quarter due to the decrease in the amount of customer software development work completed during the current quarter. Terminal sales have diminished gradually each quarter as the Company focuses its sales effort primarily on the processing business.

SIX  MONTHS  ENDED  MARCH  31,  2003  AND  2002

Financial highlights for the six months ended March 31, 2003, as compared to the same period last year, were as follows:

--Total  revenue  increased  16.9%  to  $19.1  million

--Gross  margins from processing and transaction revenue increased to 33.6% from
  32.5%

--Diluted EPS before cumulative effect of accounting change of $0.09 as compared to  diluted  loss  per  share  of  $0.35

--Bankcard  and  transaction processing revenue increased 13.7% to $15.3 million

--Check-related  revenue  increased  32.3%  to  $3.8  million

REVENUE. Total revenue increased 16.9% to $19,068,000 for the six months ended March 31, 2003, from $16,307,000 for the same period last year. Total processing and transaction revenue for this six-month period increased 17.0%, from $16,124,000 for the six months ended March 31, 2002 to $18,870,000 for the same period last year.



COST OF SALES. Processing-related expenses increased from $10,880,000 for the six-month period in 2002 to $12,537,000 for the six months ended March 31, 2003, a 15.2% increase. The increase reflects a 17.0% increase in processing and transaction revenues for the six months ended March 31, 2003 as compared to the same period in the prior year.

Gross margin from processing and transaction services increased from 32.5% in the six-month period last year to 33.6% for the current six-month period. This increase in gross margin was due to the lower chargeback losses experienced in the current period combined with the 32.3% increase in check services revenue, which resulted in an improvement in the gross margin.

EXPENSE. Other operating costs increased from $1,287,000 for the six months ended March 31, 2002 to $1,479,000 for the six months ended March 31, 2003, an increase of 14.9%. This increase was primarily attributable to 16.9% increase in total revenue. Research and development expense decreased from $798,000 in the six months ended March 31, 2002 to $667,000 in the current six-month period. This was mainly attributable to the Visa POS Check Service program transitioning from the pilot phase to implementation phase and the diminishing research and development expenses associated with this program.

Selling, general and administrative expenses decreased from $3,528,000 for the six months ended March 31, 2002 to $3,355,000 in the current six-month period. This decrease was attributable to the lower legal fees experienced in the current year due to the PLIC settlement in March 2002. The decrease was offset by the higher selling expenses required to support the Company's sales and marketing programs. As a percentage of total revenue, selling, general and administrative expenses decreased from 21.6% for the six months ended March 31, 2002 to 17.6% in the current six-month period.

OPERATING INCOME. Operating income for the six months ended March 31, 2003 was $992,000, as compared to an operating loss of $3,205,000 for the same period last year. The improvement in operating income was primarily attributable to the $3,095,000 legal and settlement expense related to the PLIC lawsuit settlement in March 2002, the $131,000 decrease in research and development expense, the elimination of $256,000 of goodwill amortization expense and the 16.9% increase in revenue.

INTEREST EXPENSE. Interest expense increased to $99,000 for the six months ended March 31, 2003, from $38,000 in the same period last year.

EFFECTIVE TAX RATE. Effective tax rate for the six months ended March 31, 2003 was 44.7%, as compared to a tax benefit of $1,206,000 for the six months ended March 31, 2002, primarily due to the lawsuit settlement.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 13.7%, from $13,471,000 for the six months ended March 31, 2002 to $15,315,000 for the current six-month period. This revenue increase was mainly attributable to approximately 25.2% increase in bankcard processing volume as compared to the same six-month period last year. The processing volume increase was a result of the organic growth from the Company existing merchants and other marketing initiatives.

The bankcard and transaction processing segment generated a gross margin of 27.1% for the six months ended March 31, 2003 as compared to 28.5% in the same period last year. This decrease in gross margin was attributable to the pricing concession offered to several high volume merchants and a decrease in U-Haul revenue, which yields a higher margin than the average bankcard processing activities.

Check Related Products. Check-related revenues increased from $2,836,000 for the six months ended March 31, 2002 to $3,753,000 for the current six-month period, an increase of 32.3%. This was attributable to the growth in the check conversion revenue and the increase in other electronic check processing and collection revenue.

Check services revenue accounted for 19.7% of total for the current six-month period as compared to 17.4% in the same period prior year. Check-related operating income was $208,000 for the current six-month period as compared to an operating loss of $419,000 in the same period last year. The improvement in operating income was primarily attributable to the 32.3% increase in check services revenue.



LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2003, the Company had available cash of $2,878,000, restricted cash of $1,057,000 in reserve with its primary processing banks and working capital of $3,261,000.

Accounts receivable net of allowance for doubtful accounts increased to $1,889,000 at March 31, 2003 from $1,744,000 at September 30, 2002. Allowance for doubtful accounts, which reflect chargeback losses, increased to $445,000 at March 31, 2003 from $431,000 at September 30, 2002.

Inventory remained relatively constant at $242,000 at March 31, 2003 from $234,000 at September 30, 2002.

Net cash provided by operating activities for the six months ended March 31, 2003 was $1,889,000, as compared to net cash used in operating activities of $600,000 for the six months ended March 31, 2002. This was primarily attributable to an increase in operating income of $992,000, as compared to an operating loss of $3,205,000 for the same six-month period in the prior year.

In the six months ended March 31, 2003, the Company used $538,000 for the purchase of equipment and $932,000 for the acquisition and capitalization of software costs. During the six months ended March 31, 2003, the Company used $30,000 for financing activities such as notes payable proceeds and repayment of notes and capitalized leases obligations.

During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs of which approximately $121,000 had been drawn down through March 31, 2003. In January 2003, the Company negotiated an $800,000 line of credit for working capital needs and a $700,000 secured promissory note to fund the remaining Oasis software installment payments from First Regional Bank, the Company's primary bankcard sponsoring bank, at a borrowing rate of prime + 1%. In March 2003, the Company completed a draw down of $292,000 to fund the Oasis software installment payments from First Regional Bank. The Company anticipates a full draw down of this lease line by the last quarter of 2003.

At  March  31,  2003  the  Company  had  the  following  cash  commitments:

                              Payment Due By Period
                              ---------------------


Contractual          Less than                                         After
Obligations            Total       1 year    2-3 years   4-5 years    5 years
-------------------  ----------  ----------  ----------  ----------  ----------
Long-term debt
 including interest  $3,025,155  $  373,168  $  785,734  $  508,069  $1,358,184
Capital lease
 obligations            848,430     382,965     465,465         -0-         -0-
Operating leases        517,869     251,624     266,245          0-          0-
                     ----------  ----------  ----------  ----------  ----------

Total contractual
 cash obligations    $4,391,454  $1,007,757  $1,517,444  $  508,069  $1,358,184
                     ==========  ==========  ==========  ==========  ==========


The Company's primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that its future cash flow from operations together with cash on hand and the funding sources already secured will be sufficient to meet its working capital needs and other commitments at the present time.


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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. In addition, SFAS 148 requires increased disclosures for all companies, including those choosing not to adopt the accounting provisions of FAS 123. The transition and disclosure changes are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS 148 for the increased disclosures requirements during the second quarter of 2003.

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

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

The Company could be exposed to market risk from changes in interest rates on its lease lines. The Company's exposure to interest rate risk relates to its $800,000 line of credit and $700,000 software lease line. There was an outstanding balance of $292,000 against the $700,000 lease line as of March 31, 2003. However, a hypothetical 1% interest rate change would have no material impact on the Company's results of operations.

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


The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

Date of Filing           Item Reported
----------------         --------------

February 4, 2003
                         Press release issued announcing the signing of an Amended and Restated Rights Agreement with its transfer agent, which amends the Rights Agreement adopted by the Board of Directors on September 30, 1996.

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




                                          ELECTRONIC CLEARING HOUSE, INC.
                                          -------------------------------
                                                   (Registrant)



Date:  May 14, 2003                    By:  \s\ Alice Cheung
                                           ---------------------------
                                           Alice Cheung, Treasurer and
                                           Chief Financial Officer

                      FORM OF CERTIFICATION FOR FORM 10-Q


I,  Joel  M.  Barry,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Electronic Clearing House, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003


                                             /s/ Joel M. Barry
                                             --------------------
                                             Chairman, Chief Executive Officer

                       FORM OF CERTIFICATION FOR FORM 10-Q

I,  Alice  L.  Cheung,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Electronic Clearing House, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003


                                            /s/ Alice L. Cheung
                                            ----------------------
                                            Chief Financial Officer