Form 10-Q
period 2003-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2003-08-14
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

FOR THE PERIOD ENDED JUNE 30, 2003

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

                    Yes  X                    No
                        ---                      ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes                       No  X
                        ---                      ---

     As of July 31, 2003, there were 5,862,174 shares of the Registrant's Common Stock outstanding.

                        ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                       ---------


Item  1.    CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


            Consolidated Balance Sheets                                       3
               June 30, 2003 and September 30, 2002


            Consolidated  Statements  of  Operations                          4
              Three  months  and  nine  months  ended
              June  30,  2003  and  2002


            Consolidated  Statements  of  Cash  Flows                         5
              Nine  months  ended  June  30,  2003  and  2002


            Notes  to  Consolidated  Financial  Statements                    6


Item  2.    Management's  Discussion  and  Analysis  of                      12
              Financial  Condition  and  Results  of
              Operations

Item  3.    Quantitative and Qualitative Disclosures about Market Risk       20

Item  4.    Controls  and  Procedures                                        20



                           PART II. OTHER INFORMATION


Item  4.    Submission of Matters to a Vote of Security Holders              21

Item  6.    Exhibits  and  Reports  on  Form  8-K                            21

            Signatures                                                       22

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS


                                    ELECTRONIC CLEARING HOUSE, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                               ASSETS
                                                                          JUNE 30,      SEPTEMBER 30,
                                                                            2003            2002
                                                                        -------------  ---------------
Current assets:
  Cash and cash equivalents                                             $  5,563,000   $    2,409,000
  Restricted cash                                                          1,112,000          906,000
  Settlement receivable                                                      707,000          148,000
  Accounts receivable less allowance of $438,000 and $431,000              1,891,000        1,596,000
  Prepaid expenses and other assets                                          459,000          403,000
  Deferred tax asset                                                          79,000          266,000
                                                                        -------------  ---------------
    Total current assets                                                   9,811,000        5,728,000

Noncurrent assets:
  Property and equipment, net                                              6,396,000        5,101,000
  Deferred tax asset                                                       1,634,000        2,018,000
  Other assets, less accumulated amortization of $293,000 and $259,000       529,000          637,000
  Goodwill, net                                                                  -0-        4,707,000
                                                                        -------------  ---------------

    Total assets                                                        $ 18,370,000   $   18,191,000
                                                                        =============  ===============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt           $    625,000   $      515,000
  Accounts payable                                                           111,000          201,000
  Settlement payable                                                       4,490,000          729,000
  Accrued expenses                                                         1,291,000          987,000
  Deferred income                                                                -0-           62,000
                                                                        -------------  ---------------
    Total current liabilities                                              6,517,000        2,494,000

Long-term debt                                                             2,148,000        2,159,000
                                                                        -------------  ---------------
    Total liabilities                                                      8,665,000        4,653,000
                                                                        -------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value, 36,000,000 authorized:
  5,855,674 and 5,835,331 shares issued; 5,816,405 and
  5,796,062 shares outstanding                                                59,000           58,000
  Additional paid-in capital                                              21,498,000       21,435,000
  Accumulated deficit                                                    (11,383,000)      (7,486,000)
  Less treasury stock at cost, 39,269 common shares                         (469,000)        (469,000)
                                                                        -------------  ---------------
    Total stockholders' equity                                             9,705,000       13,538,000
                                                                        -------------  ---------------

    Total liabilities and stockholders' equity                          $ 18,370,000   $   18,191,000
                                                                        =============  ===============

          See accompanying notes to consolidated financial statements.

                                            ELECTRONIC CLEARING HOUSE, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                                       THREE MONTHS                 NINE MONTHS
                                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                                 -------------------------  --------------------------
                                                                     2003         2002          2003          2002
                                                                 ------------  -----------  ------------  ------------

Revenues:
  Processing revenue                                             $ 5,673,000   $4,180,000   $15,559,000   $12,048,000
  Transaction revenue                                              4,853,000    4,157,000    13,837,000    12,413,000
  Other revenue                                                       52,000       78,000       250,000       261,000
                                                                 ------------  -----------  ------------  ------------
                                                                  10,578,000    8,415,000    29,646,000    24,722,000
                                                                 ------------  -----------  ------------  ------------
Costs and expenses:
  Processing and transaction expense                               7,059,000    5,795,000    19,596,000    16,675,000
  Other operating costs                                              812,000      688,000     2,329,000     2,238,000
  Research and development expense                                   375,000      466,000     1,042,000     1,264,000
  Selling, general and administrative expenses                     1,768,000    1,480,000     5,123,000     5,008,000
  Amortization expense - goodwill                                        -0-      129,000           -0-       385,000
  Legal settlement                                                       -0-          -0-           -0-     2,500,000
                                                                 ------------  -----------  ------------  ------------

                                                                  10,014,000    8,558,000    28,090,000    28,070,000
                                                                 ------------  -----------  ------------  ------------

Income (loss) from operations                                        564,000     (143,000)    1,556,000    (3,348,000)

Interest income                                                        6,000       10,000        21,000        46,000
Interest expense                                                     (51,000)     (46,000)     (150,000)      (84,000)
                                                                 ------------  -----------  ------------  ------------

Income (loss) before (provision) benefit for income taxes
and cumulative effect of an accounting change                        519,000     (179,000)    1,427,000    (3,386,000)

(Provision) benefit for income taxes                                (211,000)      11,000      (617,000)    1,217,000
                                                                 ------------  -----------  ------------  ------------
Income (loss) before cumulative effect of an accounting change       308,000     (168,000)      810,000    (2,169,000)
Cumulative effect of an accounting change to adopt SFAS 142              -0-          -0-    (4,707,000)          -0-
                                                                 ------------  -----------  ------------  ------------

Net income (loss)                                                $   308,000   $ (168,000)  $(3,897,000)  $(2,169,000)
                                                                 ============  ===========  ============  ============

Basic net earnings (loss) per share
  Before cumulative effect of accounting change                  $      0.05   $    (0.03)  $      0.14   $     (0.38)
  Cumulative effect of accounting change                                 -0-          -0-         (0.81)          -0-
                                                                 ------------  -----------  ------------  ------------
  Basic net earnings (loss) per share                            $      0.05   $    (0.03)  $     (0.67)  $     (0.38)
                                                                 ============  ===========  ============  ============

Diluted net earnings (loss) per share
  Before cumulative effect of accounting change                  $      0.05   $    (0.03)  $      0.14   $     (0.38)
  Cumulative effect of accounting change                                 -0-          -0-         (0.81)          -0-
                                                                 ------------  -----------  ------------  ------------
  Diluted net earnings (loss) per share                          $      0.05   $    (0.03)  $     (0.67)  $     (0.38)
                                                                 ============  ===========  ============  ============

Weighted average shares outstanding
  Basic                                                            5,810,787    5,796,109     5,802,802     5,785,362
                                                                 ============  ===========  ============  ============
  Diluted                                                          6,039,990    5,796,109     5,802,802     5,785,362
                                                                 ============  ===========  ============  ============

          See accompanying notes to consolidated financial statements.

                           ELECTRONIC CLEARING HOUSE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                  NINE MONTHS
                                                                 ENDED JUNE 30,
                                                           --------------------------
                                                               2003          2002
                                                           ------------  ------------
Cash flows from operating activities:
  Net loss                                                 $(3,897,000)  $(2,169,000)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
    Depreciation                                               498,000       476,000
    Amortization of software                                   649,000       377,000
    Amortization of goodwill                                       -0-       385,000
    Provision for losses on accounts and notes receivable       45,000       258,000
    Provision for obsolete inventory                               -0-       201,000
    Write-down of real estate                                      -0-       100,000
    Fair value of stock issued in connection with
     directors' compensation                                    21,000        45,000
    Deferred income taxes                                      571,000    (1,236,000)
    Stock option compensation                                   20,000           -0-
    Legal settlement                                               -0-     1,300,000
    Cumulative effect of an accounting change                4,707,000           -0-
  Changes in assets and liabilities:
    Restricted cash                                           (206,000)      520,000
    Accounts receivable                                       (340,000)     (110,000)
    Settlement receivable                                     (559,000)      (68,000)
    Accounts payable                                           (90,000)       (3,000)
    Settlement payable                                       3,761,000       (60,000)
    Accrued expenses                                           304,000      (315,000)
    Prepaid expenses                                          (118,000)       (8,000)
                                                           ------------  ------------

    Net cash provided by (used in) operating activities      5,366,000      (307,000)
                                                           ------------  ------------

Cash flows from investing activities:
    Other assets                                                74,000       (62,000)
    Purchase of equipment and software                      (2,129,000)   (1,439,000)
                                                           ------------  ------------
    Net cash used in investing activities                   (2,055,000)   (1,501,000)
                                                           ------------  ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                    292,000           -0-
    Repayment of notes payable                                (133,000)     (105,000)
    Repayment of capitalized leases                           (339,000)     (144,000)
    Proceeds from sale and leaseback of equipment                  -0-       390,000
    Proceeds from exercise of stock options                     23,000        11,000
                                                           ------------  ------------

    Net cash (used in) provided by financing activities       (157,000)      152,000
                                                           ------------  ------------

Net increase (decrease) in cash                              3,154,000    (1,656,000)
Cash and cash equivalents at beginning of period             2,409,000     4,147,000
                                                           ------------  ------------

Cash and cash equivalents at end of period                 $ 5,563,000   $ 2,491,000
                                                           ============  ============

          See accompanying notes to consolidated financial statements.

                        ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of June 30, 2003, and for the three and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the likely results of operations for the entire fiscal year ending September 30, 2003.


NOTE  2  -  STOCK-BASED  COMPENSATION:
-------------------------------------

The Company measures compensation expense for its employee stock-based compensation under APB 25. The Company provides pro-forma disclosures of net income and earnings per share as if a fair value method had been applied using the Black Scholes Model. Therefore, pro forma compensation costs for employee stock and stock option awards is measured as the excess, if any, of the fair value of the common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method.

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation:


                                         Three Months Ended          Nine Months Ended
                                              June 30,                   June 30,
                                      ------------------------  --------------------------
                                         2003         2002          2003          2002
                                      -----------  -----------  ------------  ------------
Net income (loss), as reported        $  308,000   $ (168,000)  $(3,897,000)  $(2,169,000)

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards granted since October 1,
1995                                     (92,000)     (90,000)     (262,000)     (268,000)
                                      -----------  -----------  ------------  ------------

Pro forma net income (loss)           $  216,000   $ (258,000)  $(4,159,000)  $(2,437,000)
                                      ===========  ===========  ============  ============

Net earnings (loss) per share:
  Basic - as reported                 $     0.05   $    (0.03)  $     (0.67)  $     (0.38)
  Basic - pro forma                   $     0.04   $    (0.04)  $     (0.72)  $     (0.42)

  Diluted - as reported               $     0.05   $    (0.03)  $     (0.67)  $     (0.38)
  Diluted - pro forma                 $     0.04   $    (0.04)  $     (0.72)  $     (0.42)

NOTE  3  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

The Company calculates earnings (loss) per share as required by SFAS No. 128, "Earnings per Share".

                                             Three months ended June 30,       Nine months ended June 30,
                                           -------------------------------  -------------------------------
                                               2003             2002            2003             2002
                                           -------------  ----------------  -------------  ----------------
Numerator:
  Income (loss) before cumulative
    effect of an accounting change         $     308,000  $      (168,000)  $    810,000   $    (2,169,000)
  Cumulative effect of an accounting
    change to adopt SFAS 142                         -0-              -0-     (4,707,000)              -0-
                                           -------------  ----------------  -------------  ----------------

      Net income (loss)                    $     308,000  $      (168,000)  $ (3,897,000)  $    (2,169,000)
                                           =============  ================  =============  ================

Denominator:
  Weighted average shares outstanding
  for basic earnings (loss) per share          5,810,787        5,790,267      5,802,802         5,785,362
  Effect of dilutive stock options               229,203              -0-            -0-               -0-
                                           -------------  ----------------  -------------  ----------------
  Adjusted weighted average shares
  outstanding for diluted earnings
  (loss) per share                             6,039,990        5,790,267      5,802,802         5,785,362
                                           =============  ================  =============  ================

Basic net earnings (loss) per share:
  Before cumulative effect of accounting
  change                                   $        0.05  $         (0.03)  $       0.14   $         (0.38)
  Cumulative effect of accounting change             -0-              -0-          (0.81)              -0-
                                           -------------  ----------------  -------------  ----------------
  Basic net earnings (loss) per share      $        0.05  $         (0.03)  $      (0.67)  $         (0.38)
                                           =============  ================  =============  ================

Diluted net earnings (loss) per share:
  Before cumulative effect of
  accounting change                        $        0.05  $         (0.03)  $       0.14   $         (0.38)
  Cumulative effect of accounting change             -0-              -0-          (0.81)              -0-
                                           -------------  ----------------  -------------  ----------------
  Diluted net earnings (loss) per share    $        0.05  $         (0.03)  $      (0.67)  $         (0.38)
                                           =============  ================  =============  ================

For the quarter ended June 30, 2003, a total of 229,203 shares of anti-dilutive common stock equivalents were included in the dilutive net earnings per share calculation. For the three months ended June 30, 2002 and the nine months ended June 30, 2003 and 2002, all dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive to the loss per share calculation.


NOTE  4  -  NON-CASH  TRANSACTIONS:
-----------------------------------

Significant non-cash transaction for the nine months ended June 30, 2003 was as follows:

     -    Capital  equipment  of  $279,000  was  acquired  under capital leases.

Significant non-cash transactions for the nine months ended June 30, 2002 were as follows:


     - A $1.3 million 15-year long-term promissory note was issued as part of the Premiere Lifestyles International Corporation vs. ECHO legal settlement.

     -    Capital  equipment  of  $274,000  was  acquired  under capital leases.

-------


     - The Company received 25,000 shares of ECHO's common stock (converted from 25,000 shares of preferred stock), as a repayment of a $54,000 chargeback receivable owed to the Company by a former merchant.


NOTE  5  -  NEW  ACCOUNTING  PRONOUNCEMENTS:
-------------------------------------------

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

In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires certain financial instruments to be classified as liabilities, which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's fourth quarter. The Company is currently evaluating the impact of FAS 150, but does not think the adoption of this statement will have an impact on the Company's results of operations, financial position or cash flows.


NOTE  6  -  SEGMENT  INFORMATION:
--------------------------------

The Company currently operates in two business segments: bankcard and transaction processing, and check-related products, all of which are located in the United States.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on the Company's product lines. The Company evaluates performance based upon two primary factors, one of which is the segment's operating income and the other of which is based on the segment's contribution to the Company's future strategic growth.

The Company has consolidated the segment information for terminal sales into the bankcard and transaction processing segment due to the decreased significance of terminal sales.

-------

                                 Three Months Ended           Nine Months Ended
                                       June 30                     June 30
                              --------------------------  --------------------------
                                  2003          2002          2003          2002
                              ------------  ------------  ------------  ------------
Revenues:
  Bankcard and transaction
   processing                 $ 8,612,000   $ 6,940,000   $23,927,000   $20,411,000
  Check-related products        1,966,000     1,475,000     5,719,000     4,311,000
                              ------------  ------------  ------------  ------------
                              $10,578,000   $ 8,415,000   $29,646,000   $24,722,000
                              ============  ============  ============  ============

Operating income (loss):
  Bankcard and transaction
   processing                 $ 1,081,000   $   543,000   $ 2,966,000   $ 1,666,000
  Check-related products           96,000      (257,000)      304,000      (676,000)
  Other - corporate expenses     (613,000)     (429,000)   (1,714,000)   (4,338,000)
                              ------------  ------------  ------------  ------------
                              $   564,000   $  (143,000)  $ 1,556,000   $(3,348,000)
                              ============  ============  ============  ============


NOTE  7  -  CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE:
----------------------------------------------------------------------

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

Had the provisions of SFAS No. 142 been applied for the three and nine months ended June 30, 2002, the Company's net income before the cumulative effect of a change in accounting principle, and net income (loss) per share would have been as follows:

-------

                                                   For the Three Months Ended       For the Nine Months Ended
                                                            June 30,                         June 30,
                                                 ------------------------------  -------------------------------
                                                      2003            2002             2003            2002
                                                 --------------  --------------  ----------------  -------------
Net income (loss), as reported                   $      308,000  $    (168,000)  $    (3,897,000)  $ (2,169,000)

Add:
 Goodwill amortization                                      -0-        129,000               -0-        385,000
                                                 --------------  --------------  ----------------  -------------
 Adjusted net income (loss)                      $      308,000  $     (39,000)  $    (3,897,000)  $ (1,784,000)
                                                 ==============  ==============  ================  =============

Basic earnings (loss) per share, as reported     $         0.05  $       (0.03)  $         (0.67)  $      (0.38)
Effect of SFAS No. 142                                      -0-           0.02               -0-           0 07
                                                 --------------  --------------  ----------------  -------------

Adjusted basic earnings (loss) per share         $         0.05  $       (0.01)  $         (0.67)  $      (0.31)
                                                 ==============  ==============  ================  =============

Diluted earnings (loss) per share, as reported   $         0.05  $       (0.03)  $         (0.67)  $      (0.38)
Effect of SFAS No. 142                                      -0-           0.02               -0-           0 07
                                                 --------------  --------------  ----------------  -------------
Adjusted diluted earnings (loss) per share       $         0.05  $       (0.01)  $         (0.67)  $      (0.31)
                                                 ==============  ==============  ================  =============


NOTE  8  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
--------------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by, two banks in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the banks and the Company requires the Company to assume and compensate the banks for bearing the risk of "chargeback" losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company is also exposed to financial risk in providing ACH services to the merchants. As the third-party processor for multiple originating banks, the Company is liable for any fraudulent activities committed by the merchants initiating the ACH activities. The Company utilizes stringent underwriting guidelines combined with a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company's sponsoring banks to minimize the risk related to merchant frauds and chargebacks.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2003, this potential exposure totaled approximately $343 million. At June 30, 2003, the Company, through its sponsoring banks, had approximately $134,000 of unresolved chargebacks that were in the process of resolution. At June 30, 2003, the Company, through its sponsoring banks, had access to $9.0 million in merchant deposits to cover any potential chargeback losses.



NOTE  8:  (CONTINUED)
-------


For the three months ended June 30, 2003 and 2002, the Company processed approximately $259 million (2003) and $196 million (2002) of Visa and MasterCard transactions, which resulted in $2.2 million in gross chargeback activities for the three months ended June 30, 2003 and $2.0 million for the three months ended June 30, 2002. Substantially all of these chargebacks were recovered from the merchants.

The Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of June 30, 2003 and 2002, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $373,000 and $217,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of June 30, 2003, the Company estimates that its maximum potential dishonored check exposure was approximately $333,000.

For the quarters ended June 30, 2003 and 2002, the Company guaranteed approximately $4,112,000 (2003) and $2,931,000 (2002) of merchant checks, which resulted in $106,000 (2003) and $191,000 (2002) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks. The Company establishes a reserve for this activity based on historical and projected loss experience. As of June 30, 2003 and 2002, the reserve for check guarantee loss was $118,000 (2003) and $114,000 (2002). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs. The Company has financed $233,000 of computer equipment through this lease line through June 30, 2003. In January 2003, an $800,000 line of credit for working capital needs and a $700,000 lease line for funding the remaining Oasis software installment payments were secured from First Regional Bank, the Company's primary bankcard sponsoring bank, at a borrowing rate of prime + 1%. The Company has drawn down $292,000 of the Oasis lease line as of June 30, 2003 and plans to continue the draw down further when the installment payments are done.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             ------------------------------------------------------
                 CONDITION  AND  RESULTS  OF  OPERATIONS
                 ---------------------------------------


OVERVIEW
Electronic Clearing House, Inc. ("ECHO" or "the Company") is an electronic payment processor and one of the few processors in the nation who can provide a "complete solution" to the payment processing needs of merchants, banks and collection agencies. The Company's services include point-of-sale ("POS") terminal management, debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. The Company's ability to program and oversee the management of a merchant's POS system, provide credit card and debit card processing, provide multiple check services, provide both electronic and traditional collection services and fully integrate all these services into a single internet-based reporting capability constitutes a definition of what the Company refers to as a "complete solution" to the payment processing needs of merchants, banks and collection agencies.

The Company derives revenues from two main business segments, bankcard and transaction processing (bank services), and check-related products (check services), and operates under the following brands;

     - MerchantAmerica, ECHO's retail provider of processing services to both the merchant and bank markets;
     -    National  Check  Network(R)  ("NCN(R)")  for  check  verification;
     - XPRESSCHEX, Inc. for processing check guarantee, check conversion, check collection and check verification.

MerchantAmerica, as a retail sales channel, generates revenues through the sale of both of the Company's business segments, while all of NCN and XPRESSCHEX revenues are reflected in the Company's check services business segment.

The Company's main revenue generator is its bankcard and transaction processing business segment. ECHO typically receives a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended June 30, 2003, the bankcard and transaction processing business segment accounted for approximately 81.4% of the Company's total revenue. This business segment has been profitable consistently, although price competition continues to be intense.

In an effort to enhance the bankcard transaction processing business segment's processing infrastructure and control processing costs, the Company licensed several payment processing systems from Oasis Technologies in 2002 and a full integration of this system is currently projected for completion by the last quarter of 2003.

The Company's check services business segment has been experiencing rapid growth over the past four years, building upon the Company's XPRESSCHEX subsidiary that operated for many years as a check guarantee service primarily to California-based merchants. The acquisition of Magic Software Development, Inc. in 1999 and the acquisition of Rocky Mountain Retail Systems in 2000 significantly increased the Company's capabilities and provided a national market for the Company's check services. Over the past four years, ECHO has invested significant resources and management focus in its check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. The Company is one of a few check processors in the nation with both an Automated Clearing House ("ACH") engine, which gives the Company the ability to transfer and settle funds, and a robust check writer database (NCN), which provides a valuable service for check risk management to merchants. The NCN database includes over 20 million bad-check writer records, 80 million positive records, and is generated and refreshed daily by 280 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

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

XPRESSCHEX revenues are growing due to the increased use of the Company's check conversion services, which include capture of the necessary check data at the point of sale and submission of the transaction electronically to the Automated Clearing House (ACH) for settlement. Since the Company provides ACH and settlement services to the merchants, all settlement funds received by the Company on behalf of the merchants are recorded as settlement payable and all settlement funds paid by the Company in advance are recorded as settlement receivable. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country. This ability to provide local collection capability through one national entity is a distinctive advantage the Company has over other check service companies who operate centralized collection agencies and only go to local agencies as a secondary or last option.

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet) that connects to over 14,000 banks and about 5 million merchants to electronically process checks. This program is referred to as Visa POS Check Service. Visa's research shows that personal checks continue to be the most popular form of payment among consumers, but the cost of check processing and check fraud is high for financial institutions and merchants, averaging more than one dollar for every check written at the point of sale. Consumers continue to use checks for approximately 85% of all non-cash personal spending.

In December 2000, ECHO signed an agreement with Visa U.S.A. as a third-party acquiring processor in Visa's Point-of-Sale ("POS") Check Service program. The Visa POS Check Service allows merchants to receive immediate online authorization for paper checks, by converting them into electronic transactions at the point of sale and verifying them against Visa's member bank accounts. The Company provides critical back-end infrastructure for the service, including its NCN database for verification and its ACH backbone for funds settlement, for checks written on non-participating banks. At the present time, ECHO is the third-party acquiring processor for eight out of ten acquiring banks that are currently signed up for the Visa program.

The Company is also one of only two companies that are currently certified as acquirer processors with Visa, a role that accepts transactions from the merchant's POS terminal and reformats them for submission to the Visa network. To date, ECHO is the only company to register as both a third-party processor and an acquirer processor with Visa under the Visa POS Check Service program.

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

--The Company is continuing to enhance the Visa POS Check Service so as to leverage ECHO's check services products through Visa member banks. As the market gains acceptance of the Visa POS Check Services, it will significantly increase the Company's opportunities to market its check conversion services and verification services to its core merchant base and solidify its strategic relationships with the various financial institutions that have chosen the Company as their acquirer processor and/or third-party processor under the Visa POS Check Service program. It also will create a new marketing channel for the Company to cross sell its other check products such as electronic check re-presentments and check guarantee to the Visa member banks participating in the Visa POS Check Service program.

--ECHO has also identified an underserved, niche market of smaller regional and community banks for its agent bank program. The Company is providing a turn-key solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's Merchant America product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, ECHO's program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide.

SALES  AND  MARKETING
ECHO sells its merchant and check services through several marketing channels, including independent sales organizations ("ISOs"), its own internal sales force, its Agent Bank program, and direct merchant referrals by existing merchants. Approximately 20% of the Company's new accounts have historically been generated through the ISOs. The Company also offers merchant services through a direct online sales channel, MerchantAmerica.com.

Management believes that the Company is unique in the number of payment services that the Company offers to its merchants, the combination of transaction types that it manages directly, its ability to integrate additional services and its ability to support each merchant through one vertically integrated source.

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

ECHO is not currently a major player in the industries in which it competes and many of the Company's competitors have much greater financial and marketing resources than the Company. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Many competitors also have economies of scale cost advantages over ECHO due to their high processing volumes that may make it difficult for ECHO to compete. The Company believes that its success will depend upon its ability to continuously develop new products and services and to enhance its current products and to introduce them promptly into the market.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002
-----------------------------------------

Financial highlights for the third quarter of 2003 as compared to the same period last year were as follows:

--Total  revenue  increased  25.7%  to  $10.6  million

--Gross margins from processing and transaction revenue increased to 32.9% from 30.5%

--Diluted  EPS  of  $0.05  as  compared  to  diluted  loss  per  share  of $0.03

--Bankcard  and  transaction  processing revenue increased 24.1% to $8.6 million

--Bankcard  processing  volume  increased  32.1%  to  $259.1  million

--Check-related  revenue  increased  33.3%  to  $2.0  million

--ACH  transactions  processed  increased  378.2%  to  3.0  million

REVENUE. Total revenue increased 25.7% to $10,578,000 for the three months ended June 30, 2003, from $8,415,000 for the same period last year. The increase was primarily attributed to a 24.1% growth in the bankcard processing business and 33.3% growth in the check services business segment. Total processing and transaction revenue for this fiscal quarter increased 26.3%, from $8,337,000 for the comparable quarter in fiscal 2002 to $10,526,000 in fiscal 2003.

COST OF SALES. A majority of the Company's bankcard processing expenses are fixed as a percentage of the total processing volume, with the remaining costs based on the number of transactions processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third party processing fees, communication fees, etc., increased from $5,795,000 in the third fiscal quarter of 2002 to $7,059,000 in the current fiscal quarter, a 21.8% increase. The increase reflects a 26.3% increase in processing and transaction revenues for the current fiscal quarter.

Gross margin from processing and transaction services increased from 30.5% in the third fiscal quarter last year to 32.9% in this fiscal quarter. This improvement in gross margin was due to the combination of a higher percentage of check services revenue as a percentage of total revenue, and incremental margin improvement as a result of economies of scale.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased from $688,000 in the third fiscal quarter of 2002 to $812,000 in this fiscal quarter, an increase of 18.0%. This increase was primarily attributable to a 25.7% increase in total revenue. Research and development expense decreased from $466,000 in the prior year quarter to $375,000 in the current fiscal quarter. This was primarily due to the Visa POS Check Service program transitioning from the pilot phase to implementation phase and the gradual decrease in the expense due to the capitalization of related costs associated with this program. However, the Company anticipates that it will continue to invest in research and development to remain competitive.

Selling, general and administrative expenses increased from $1,480,000 in the third fiscal quarter 2002 to $1,768,000 in the current quarter. This increase was primarily attributable to the higher costs to support the Company's sales and marketing programs, hiring of additional management staff to support the growth of the Company, overall higher personnel costs due to cost of living adjustments and increases in employee benefits such as medical insurance cost and worker compensation insurance. As a percentage of total revenue, selling, general and administrative expenses decreased from 17.6% in the third fiscal quarter 2002 to 16.7% in the current fiscal quarter.



OPERATING INCOME. Operating income for the quarter ended June 30, 2003 was $564,000, as compared to an operating loss of $143,000 in the same period last year. The increase in operating income was mainly due to the 25.7% increase in revenue and the elimination of $129,000 of goodwill amortization expense upon the adoption of SFAS 142 by the Company in the first fiscal quarter of this year.

INTEREST EXPENSE. Interest expense increased slightly to $51,000 for the quarter ended June 30, 2003, from $46,000 in the same period last year. This was due to an increase in capitalized lease obligations.

EFFECTIVE TAX RATE. The effective tax rate for this fiscal quarter was 37.4% as compared to the statutory rate of 41.8%. This decrease in the rate is a result of the revisions of estimates regarding state tax apportionments, which had the effect of lowering the overall state rate applied.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction processing revenue increased 24.1%, from $6,940,000 in the third fiscal quarter 2002 to $8,612,000 for this fiscal quarter. This revenue increase was mainly attributable to an approximate 32.1% increase in bankcard processing volume as compared to the same quarter last year. The processing volume increase was a result of organic growth from the Company's existing merchants and new merchants generated from other marketing initiatives, such as the Company's MerchantAmerica program and other sales programs. The bankcard and transaction processing revenue increase was partially offset by a 31.0% decrease in U-Haul revenue as compared to the prior year quarter. Additionally, the Company has one bankcard processing merchant which has grown significantly over the past year and accounted for approximately 10% of the total bankcard and transaction processing revenue for the quarter ended June 30, 2003. While the Company anticipates that this merchant relationship will continue to be significant, there can be no assurance that this merchant will continue utilizing the Company's services or will represent a significant portion of bankcard and transaction processing revenue in the future.

Gross margin from the bankcard and transaction processing segment remained relatively constant, from 25.4% in the quarter ended June 30, 2002 to 25.6% in the current fiscal quarter. Operating income for this business segment was $1,081,000 for the third fiscal quarter, up 99.1% from $543,000 in the same period last year. The increase in operating income is attributable to the 24.1% increase in bankcard processing revenue this quarter over the prior year quarter.

Check Related Products. Check-related revenues increased from $1,475,000 for the third fiscal quarter ended June 30, 2002 to $1,966,000 for the current fiscal quarter, an increase of 33.3%. This was attributable to a 13.4% increase in check verification revenue and a 222.1% increase in other electronic check processing such as check conversion, and a decrease in check collection revenue. Check conversion revenue has grown significantly in this fiscal year as a result of broader market acceptance of the Company's various check-related products and as a result of the growth in the Visa POS Check Service program.

During the month of June 2003, a major national retail merchant with approximately 3,000 storefronts initiated the Visa POS Check Service program in all of its stores nationwide. The Company is the third-party processor in this Visa POS relationship. As a result, the number of ACH transactions processed during June 2003 increased by more than 300% as compared to the previous month. Management believes that revenues generated from the Visa POS Check Service program as a whole will continue to grow as this program starts to build momentum.

Check services revenue made up 18.6% of total processing and transaction revenues in this fiscal quarter as compared to 17.5% in the prior year. Check-related operating income was $96,000 for the current fiscal quarter as compared to an operating loss of $257,000 in the same period last year. The improvement in this business segment was primarily attributable to the 33.3% increase in revenue.

NINE MONTHS ENDED JUNE 30, 2003 AND 2002

Financial highlights for the nine months ended June 30, 2003, as compared to the same period last year, were as follows:

--Total  revenue  increased  19.9%  to  $29.6  million

--Gross margins from processing and transaction revenue increased to 33.3% from 31.8%

--Diluted EPS before cumulative effect of accounting change of $0.14 as compared to diluted loss per share of $0.38

--Bankcard  and  transaction processing revenue increased 17.2% to $23.9 million

--Bankcard  processing  volume  increased  27.5%  to  $712.1  million

--Check-related  revenue  increased  32.7%  to  $5.7  million

--ACH  transactions  processed  increased  261.9%  to  5.3  million

REVENUE. Total revenue increased to $29,646,000 for the nine months ended June 30, 2003, from $24,722,000 for the same period last year. Total processing and transaction revenue for this nine-month period increased 20.2%, from $24,461,000 for the nine months ended June 30, 2002 to $29,396,000 for the current nine-month period.

COST OF SALES. Processing-related expenses increased from $16,675,000 for the nine-month period in 2002 to $19,596,000 for the nine months ended June 30, 2003, a 17.5% increase. The increase reflects a 20.2% increase in processing and transaction revenues for the nine months ended June 30, 2003 as compared to the same period in the prior year.

Gross margin from processing and transaction services increased from 31.8% in the nine-month period last year to 33.3% for the current nine-month period. This increase in gross margin was due to the incremental margin improvement as the processing volume continues to grow.

EXPENSE. Other operating costs increased from $2,238,000 for the nine months ended June 30, 2002 to $2,329,000 for the nine months ended June 30, 2003, an increase of 4.1%. This increase was primarily attributable to a 19.9% increase in total revenue. Research and development expense decreased from $1,264,000 in the nine months ended June 30, 2002 to $1,042,000 in the current nine-month period. This was mainly attributable to the Visa POS Check Service program transitioning from the pilot phase to implementation phase and the diminishing research and development expenses associated with this program.

Selling, general and administrative expenses increased from $5,008,000 for the nine months ended June 30, 2002 to $5,123,000 in the current nine-month period. This increase was attributable to the overall growth of the Company and was partially offset by the lower legal fees experienced in the current year due to the Premiere Lifestyles International Corporation ("PLIC") settlement in March 2002. As a percentage of total revenue, selling, general and administrative expenses decreased from 20.3% for the nine months ended June 30, 2002 to 17.3% in the current nine-month period.

OPERATING INCOME. Operating income for the nine months ended June 30, 2003 was $1,556,000, as compared to an operating loss of $3,348,000 for the same period last year. The improvement in operating income was primarily attributable to the exclusion of the $3,095,000 legal and settlement expense related to the PLIC lawsuit settlement in March 2002, the 19.9% increase in revenue and the elimination of $385,000 of goodwill amortization expense.




INTEREST EXPENSE. Interest expense increased to $150,000 for the nine months ended June 30, 2003, from $84,000 in the same period last year.

EFFECTIVE TAX RATE. The effective tax rate for the nine months ended June 30, 2003 was 43.2%, as compared to a tax benefit of $1,217,000 for the nine months ended June 30, 2002, primarily due to the tax benefit related to the lawsuit settlement.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction processing revenue increased 17.2%, from $20,411,000 for the nine months ended June 30, 2002 to $23,927,000 for the current nine-month period. This revenue increase was mainly attributable to an approximate 27.5% increase in bankcard processing volume as compared to the same nine-month period last year. The processing volume increase was a result of organic growth from the Company's existing merchants and other marketing initiatives.

The bankcard and transaction processing segment generated a gross margin of 26.5% for the nine months ended June 30, 2003 as compared to 27.4% in the same period last year. This decrease in gross margin was attributable to the pricing concession offered to several high volume merchants and a decrease in U-Haul revenue, which yields a higher margin than the bankcard processing activities.

Check Related Products. Check-related revenues increased from $4,311,000 for the nine months ended June 30, 2002 to $5,719,000 for the current nine-month period, an increase of 32.7%. This was attributable to the growth in the check conversion and check verification revenue.

Check services revenue accounted for 19.3% of total revenue for the current nine-month period as compared to 17.4% in the same prior year period. Check-related operating income was $304,000 for the current nine-month period as compared to an operating loss of $676,000 in the same period last year. The improvement in operating income was primarily attributable to the 32.7% increase in check services revenue.

As the result of the increase in ACH processing and settlement activities generated by the Company during the current nine-month period, settlement receivables to merchants increased from $148,000 at September 30, 2002 to $707,000 at June 30, 2003 and settlement payables to merchants increased from $729,000 at September 30, 2002 to $4,490,000 at June 30, 2003. The net impact was a net increase to cash on hand of $3,202,000 for the same nine-month period.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2003, the Company had available cash of $5,563,000, restricted cash of $1,112,000 in reserve with its primary processing banks and working capital of $3,294,000.

Accounts receivable net of allowance for doubtful accounts increased to $1,891,000 at June 30, 2003 from $1,596,000 at September 30, 2002. Allowance for doubtful accounts, which reflect chargeback losses, remain relatively constant with a balance of $438,000 at June 30, 2003 from $431,000 at September 30, 2002.

Net cash provided by operating activities for the nine months ended June 30, 2003 was $5,366,000, as compared to net cash used in operating activities of $307,000 for the nine months ended June 30, 2002. The cash generated was attributable to income of $810,000 before a non-cash charge of $4,707,000 due to a cumulative change in accounting principle, $3,202,000 from the net change in settlements payables and receivables, and other operating activities.

In the nine months ended June 30, 2003, the Company used $139,000 for the purchase of equipment and $1,990,000 for the acquisition and capitalization of software costs. During the nine months ended June 30, 2003, the Company used $157,000 for financing activities such as notes payable proceeds and repayment of notes and capitalized leases obligations.



During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs of which approximately $233,000 had been drawn down through June 30, 2003. In January 2003, the Company negotiated an $800,000 line of credit for working capital needs and a $700,000 secured promissory note to fund the remaining Oasis software installment payments from First Regional Bank, the Company's primary bankcard sponsoring bank, at a borrowing rate of prime + 1%. In March 2003, the Company completed a draw down of $292,000 to fund the Oasis software installment payments from First Regional Bank. The Company anticipates a full draw down of this lease line by the last quarter of 2003.

At June 30, 2003 the Company had the following cash commitments:

                              Payment Due By Period
                              ---------------------

Contractual                       Less than                           After
Obligations            Total       1 year    2-3 years   4-5 years    5 years
-------------------  ----------  ----------  ----------  ----------  ----------
Long-term debt
 including interest  $2,943,059  $  394,789  $  713,582  $  481,715  $1,352,973
Capital lease
 obligations            843,464     414,558     428,906         -0-         -0-
Operating leases      1,798,968     415,846     749,172     561,842      72,108
                     ----------  ----------  ----------  ----------  ----------

Total contractual
 cash obligations    $5,585,491  $1,225,193  $1,891,660  $1,043,557  $1,425,081
                     ==========  ==========  ==========  ==========  ==========

The Company's primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. However, with the anticipated growth in the check services segment resulting from broader market acceptance of the Company's various check-related products and growth in the Visa POS Check Service program, a significant capital investment may be required to fund both the infrastructure improvements and working capital needs necessary to sustain such growth. The Company may therefore be required to seek outside equity or other funding to support this anticipated growth. There is no assurance that the Company will be able to secure such funding on terms acceptable to the Company or at all.


NEW  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.


In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires certain financial instruments to be classified as liabilities, which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's fourth quarter. The Company is currently evaluating the impact of FAS 150, but does not think the adoption of this statement will have an impact on the Company's results of operations, financial position or cash flows.

FORWARD-LOOKING  STATEMENTS

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein, and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

The Company could be exposed to market risk from changes in interest rates on its lease lines. The Company's exposure to interest rate risk relates to its $800,000 line of credit and $700,000 software lease line. There was an outstanding balance of $292,000 against the $700,000 lease line as of June 30, 2003. However, a hypothetical 1% interest rate change would have no material impact on the Company's results of operations.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of June 30, 2003, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities
Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its Securities and Exchange Commission disclosure obligations.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

The Company held its Annual Meeting of Stockholders on February 3, 2003. At the Annual Meeting, there were 5,796,062 shares of Common Stock entitled to vote, and 4,751,235 shares (81.97%) were represented at the meeting in person or by proxy. Immediately prior to and following the Annual Meeting, the Board of Directors was comprised of Herbert L. Lucas, Jr., Carl R. Terzian, Aristides W. Georgantas, and Joel M. Barry.

The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1. Proposal to elect Herbert L. Lucas, Jr. to serve as the Company's Class I director for three years and until his successor has been elected and qualified.

       Director                     For               Withheld
       --------                     ---               --------
       Herbert L. Lucas, Jr.      4,678,748            72,487

2.     Proposal to adopt the Company's 2003 Incentive Stock Option Plan.

       For           Against          Abstain          Broker Non-Votes
       ---           -------          -------          ----------------
       876,940       134,320          5,009            3,734,967

3. Proposal to ratify or reject the selection of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 30, 2003.

       For          Against          Abstain          Broker Non-Votes
       ---          -------          -------          ----------------
       4,719,291    25,858           6,086             -0-



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

(a)  Exhibits:

31.1 Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2 Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1 Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2 Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)  Reports  on  Form  8-K:

Date  of  Filing         Item  Reported
----------------         --------------

May  15,  2003           Press  release  issued  announcing  Registrant's second
                         quarter  fiscal  year  2003  earnings  results.

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





                                       ELECTRONIC CLEARING HOUSE, INC.
                                       -------------------------------
                                                (Registrant)



Date:  August 14, 2003                By:    \s\  Alice  Cheung
                                         ---------------------------
                                         Alice Cheung, Treasurer and
                                         Chief  Financial  Officer