Form 10-K
period 2003-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2003-12-29
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

 X   Annual  Report  Pursuant  to Section 13 or 15(d) of the Securities Exchange
---  Act  of  1934  for  the  fiscal  year  ended  Sept.  30,  2003

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

Commission  File  Number  0-15245

                         ELECTRONIC CLEARING HOUSE, INC.
             (Exact name of registrant as specified in its charter)

                           NEVADA                                           93-0946274
 (State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

730 PASEO CAMARILLO, CAMARILLO, CALIFORNIA                                    93010
 (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:  (805) 419-8700, fax number: (805)  419-8689

           Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
                    TITLE OF EACH CLASS   ON WHICH REGISTERED
                    -------------------  ---------------------
                    None                 None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 31, 2003 as reported on the NASDAQ SmallCap Market, was approximately $13,644,810. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 22, 2003, Registrant had outstanding 6,325,012 shares of Common Stock.

     DOCUMENTS  INCORPORATED  BY  REFERENCE  -  NONE

                         ELECTRONIC CLEARING HOUSE, INC.
                          2003 FORM 10-K ANNUAL REPORT
                          ----------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I.                                                               Page
--------                                                              ----
ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .   3
ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .  14
ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  15
ITEM 4.   Submission of Matters to a Vote of Security Holders  . . . .  15


PART II
--------

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Security Matters . . . . . . . . . . . . . . . .  16
ITEM 6.   Selected Consolidated Financial Data . . . . . . . . . . . .  17
ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . .  18
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk .  31
ITEM 8.   Financial Statements and Supplemental Data . . . . . . . . .  31
ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures . . . . . . . . . . . .  31
ITEM 9A.  Controls and Procedures  . . . . . . . . . . . . . . . . . .  31

PART III
--------

ITEM 10.  Directors and Executive Officers of the Registrant  . . . .   32
ITEM 11.  Executive Compensation  . . . . . . . . . . . . . . . . . .   35
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management  . . . . . . . . . . . . . . . . . . . . . .   38
ITEM 13.  Certain Relationships and Related Transactions  . . . . . .   40
ITEM 14.  Principal Accounting Fees and Services  . . . . . . . . . .   40

PART IV
--------

ITEM 15.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .   41

                                     PART 1


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
            ---------------------------------------------------------

This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding our intent, belief or current expectations. Examples of forward-looking statements include statements regarding our strategy, financial performance and revenue sources. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, those set forth elsewhere in this Annual Report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ITEM 1.   BUSINESS

OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenues from two main business segments, bankcard and transaction processing services ("bank card services"), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products ("check services"), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bank card services, debit and credit card processing, and U-Haul transaction processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has current, delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System's Automated Clearing House ("ACH") network. The ACH is the electronic banking network through which all electronic funds transfers are made in the United States), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank). We operate our services under the following brands:

     - MerchantAmerica, our retail provider of payment processing services to both the merchant and bank markets;
     - National Check Network ("NCN"), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for back-end check verification, check authorization and check capture services, and for membership to collection agencies; and
     - XPRESSCHEX, Inc. for retail check verification, check conversion, Automated Clearing House services (which we describe in greater detail below), check collection and check guarantee services.

We discuss our services in greater detail below. Overall, our ability to program and oversee the management of a merchant's point of sale system, provide credit card and debit card processing, provide multiple check services for the processing of checks, provide both electronic and traditional collection services, and fully integrate all of these services into a single internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

We were incorporated in Nevada in December 1981. Our executive offices are located at 730 Paseo Camarillo, Camarillo, California 93010, and our telephone number is (805) 419-8700. Our common stock is traded on the NASDAQ SmallCap Market under the ticker symbol "ECHO." Information on our website, www.echo-inc.com, does not constitute part of this annual report.

HISTORY  OF  THE  COMPANY

ECHO has been offering bankcard and check services for over 20 years. We were incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. and changed our name to Electronic Clearing House, Inc. with the acquisition of a credit card processing company, Electronic Financial Systems, Inc. in January 1986. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House ("ACH"), a network which serves as a nationwide, wholesale electronic payment and collection system by way of transferring funds between banks via the Federal Reserve System, to deposit funds into any U.S. bank of the merchant's choice. This development made it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

In 1999, ECHO acquired Magic Software Development, Inc., a check processing company located in Albuquerque, New Mexico, that serviced National Check Network, an association of approximately 60 affiliated collection agencies across the nation. At the time, we provided a check guarantee service that only served California merchants, but with the addition of Magic's check processing capabilities, our check guarantee services have been offered on a national basis since 1999. In fiscal 2000, Magic's corporate name was changed to XPRESSCHEX and all XPRESSCHEX activity was moved to our XPRESSCHEX subsidiary. XPRESSCHEX provides and promotes its check and Automated Clearing House ("ACH") services to other processors and sales organizations in addition to ECHO.

In November 1999, we acquired Peak Collection Services, a collection agency in Albuquerque, New Mexico, and incorporated Peak into our XPRESSCHEX operations as our Collection Division in December of 1999. Through filings and individual testing, the XPRESSCHEX Collection Division has completed registration as a collection agency in 48 of 50 states to date. Having a fully integrated, nationally approved collection service allows XPRESSCHEX to operate as a central check clearing facility for NCN's 260 collection agencies without each agency having to authorize such activity.

In January 2000, we acquired Rocky Mountain Retail Systems ("RMRS") located in Boulder, Colorado, which provided a national check verification service to over 200 collection agencies across the nation. RMRS maintained a national check database of negative and positive check writer records.

In December 2000, we signed an agreement with Visa U.S.A. to participate in a point of sale check processing pilot program as both an "Acquirer Processor" (a role that accepts transactions from a merchant's point of sale terminal (i.e., the merchant's store) and reformats them for submission to the Visa network) and as a "Third-Party Processor" (a role that approves or declines checks written on accounts of banks not yet participating in the VISA Program and deposits approved funds utilizing the Federal Reserve System's Automated Clearing House). Under the program, any one of over 14,000 Visa member banks can offer various check processing services to their merchants and utilize Visa's dedicated communications network and banking relationships to clear check activity using direct debits from the check writer's account. In July 2001, several major financial institutions began participating in the pilot program. As of September 2003, eight of the thirteen financial institutions actively participating in the program were using ECHO's services as a Third-Party Processor, and two additional participating institutions intend to use ECHO's services as a Third-Party Processor in 2004.

In May 2001, we acquired the assets of National Check Network ("NCN") and combined the NCN negative check writer records with the RMRS database, resulting in a combined database of over 100 million check writer records which identify the positive and negative check writing activities occurring with individual check writers (including information related to accepted checks, bounced checks, and the frequency of delinquent transactions). This database is ever-growing with additional contributions daily.

Also in May 2001, ECHO launched MerchantAmerica.com, a web-based source of financial information whereby an ECHO merchant can access its transactional history, bank information, significant business and office-related services and even build an online store and accept payment in the form of credit cards or checks. The site also contains a national Merchant Directory of over 1.4 million merchants that is free to any merchant in the U.S.A. It also provides any merchant in the U.S.A. with the ability to edit and enhance their directory listing. While we believe that MerchantAmerica.com is a valuable and cost-effective resource for merchants, it also provides us with a low-cost method of keeping our merchants informed and involved with us.

OUR  SERVICES

BANKCARD  AND  TRANSACTION  PROCESSING  SERVICES

Services
--------

With our bankcard and transaction processing services, we provide payment solutions to merchants and banks to allow them to accept credit and debit card payments from consumers. Our bankcard and transaction processing services include the following:

Debit  and  Credit  Card  Payment  Processing
MerchantAmerica, our retail provider of payment processing services to both the merchant and bank markets, currently provides 24-hour daily payment processing, "800" number access to customer service personnel and, as needed, various field support services. Utilizing one of several methods of access to us, the merchants' systems dial our host computers and receive credit card and debit card authorizations, which have been electronically verified. Electronic files are then transmitted daily by MerchantAmerica to the major credit card organizations or to the ACH, which subsequently transfer funds from the banks to MerchantAmerica's processing bank, which then deposits the funds into the bank of the merchant's choice. On average, ECHO deposits funds to over 600 banks across the nation on behalf of its merchant base each day.

Our software programs capture the transactions, retain data and enable merchants to review, reconcile and edit transactions. MerchantAmerica's customer service efforts include a terminal loaner program to minimize downtime, frequent sales and activity reports, and sophisticated security services utilizing the merchant's terminal, our host computers and assistance in the field. Additionally, MerchantAmerica utilizes several advanced telecommunications capabilities to provide consistent and reliable services to its merchants.

Other  Payment  Processing  Services
We also provide various services related to our debit and credit card payment processing, including:

     - Internet Processing - ECHO allows merchants to process payment transactions online with security services that protect the cardholder, merchant and Internet Service Provider ("ISP") from fraud, immediate processing and online reporting; and
     - Batch File Processing - ECHO allows mail order, telephone order or direct marketing merchants, to process and transmit hundreds of thousands of payments at a time by using Microsoft Excel(R), Access(R) or any other program that can create a "flat file" of data. In this process, the merchant can visit the ECHO Merchant Center, log on with its PIN and merchant number, and then upload the file to ECHO's processing center. The transactions are processed immediately, with reporting available almost immediately to provide data on each transaction.

Deriving  Revenues
------------------

Bankcard and transaction processing services provide for the majority of our revenues. For the year ended September 30, 2003, bankcard and transaction processing accounted for approximately 80% of our revenues. Bankcard and transaction processing volume rose 26.4% in fiscal 2003, from $760,501,000 in fiscal 2002 to $961,248,000 in fiscal 2003, and revenue increased approximately 18.2%, from $27,456,000 in fiscal 2002 to $32,444,000 in fiscal 2003.

In a typical transaction, ECHO receives a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. ECHO's revenue for debit/credit card processing is derived primarily from three sources: the merchant's discount rate, the merchant's transaction fee and set monthly fees. The discount rate is expressed as a percentage of the amount being processed and is deducted from the amount of each transaction submitted by the merchant, while the net amount is deposited into the merchant's bank account.

Discount rates range between 1.5% and 4.5%, and our average discount rate is 2.1%, which is consistent with our rates for the year ended September 30, 2002. Depending upon the discount rate and the cost of clearing interchange, about 75% to 90%, and about 85% on average, of the discount rate revenue is paid to card-issuing banks and organizations and the sponsoring bank.

A transaction fee is charged for each transaction processed and ECHO's average transaction fee in fiscal 2003 was $0.19 per transaction, compared to $0.18 in fiscal 2002. We charge our bankcard merchants a range from $0.15 up to $0.32 per transaction, depending on the type of transaction and merchant. Larger customers tend to pay lower transaction fees given the volume of business they provide. Both Visa and MasterCard have instituted $0.05 to $0.10 transaction fees on each transaction processed that ECHO is required to pay. However, due to lower costs of communications and negotiated contracts, ECHO's communication costs have been lowered to a range of between $0.01 and $0.02 per transaction. Therefore, on average, ECHO pays approximately $0.012 per transaction, depending upon the duration and method of transmission.

The market size for credit card processing is approximately 1.2 trillion transactions per year, and this number is growing annually. ECHO has a very small percentage of this market share, but we are one of the top 50 credit card processors according to The Nilson Report, a monthly financial subscription-based newsletter. Our competitors include First Data Corporation ("FDC"), the biggest credit card processor in the U.S., NPC, Global Payments, and Payment Tech. The credit card processing market has undergone rapid consolidation, which has raised unique challenges, including supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and maintaining merchant relationships. While merchant portfolios can be purchased by a processor or a credit card agent bank, merchants are generally under no contractual obligation to utilize the services of the new owner so many of the most active consolidators have been experiencing difficulty in maintaining their number of active merchants.

In an effort to enhance the bankcard transaction processing business segment's processing infrastructure and control processing costs, we licensed several payment processing systems from Oasis Technologies in 2002 and a full integration of this system is currently projected for late 2004. While we believe that our data center is reliable and the costs to operate the MerchantAmerica program are currently reasonable, no assurance can be made that such favorable conditions will continue.

In order to engage in Visa and MasterCard processing, a cooperative relationship is required with a bank that sponsors the Visa and MasterCard transactions. ECHO's primary processing bank relationship is with First Regional Bank of Los Angeles, California. As a result of its relationship, ECHO is a registered Independent Sales Organization and Merchant Service Provider with Visa and MasterCard, respectively, which allows us to solicit and support merchants utilizing our services. We have an agreement with First Regional Bank, which continues our relationship through 2005. Pursuant to the terms of the agreement, among other matters, we market and sell merchant services and the bank provides various support services in connection with individual transactions, in exchange for our payment to the bank, on a monthly basis, either a payment of $0.02 per transaction, or 10 basis points of the bankcard processing volume, depending on the merchant. The agreement does not allow either party to terminate other than for cause (as defined in the agreement) without incurring liability for breach of the agreement.

CHECK-RELATED  PRODUCTS  (OR  "CHECK  SERVICES")

Overview
--------

ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 40.4% in fiscal 2003, from $5,835,000 for fiscal 2002 to $8,192,000 for fiscal 2003.
Revenues from check conversion and check re-presentment are all increasing significantly. Visa officially released its POS Check Service as of December 2002 and several national banks have since approved the program to be offered to their merchants. Therefore, ECHO anticipates continued growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented. (See also the discussion of the Visa POS Check Service Program below.)

Services
--------

With our check services, we provide various services to merchants and banks to allow them to accept and process check payments from consumers. Our check services include the following:

Check  Verification
For a fee, we will search NCN, our proprietary database of negative and positive check writer accounts, attempting to match a specific piece of information, such as a driver's license number or Magnetic Ink Character Recognition ("MICR") number (the numeric data along the bottom of a check), provided by a merchant. A match identifies the check writer as having current, delinquent check-related debts. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept or decline the check. Verification reduces the risk of accepting a bad check for the merchant, however, in providing this program alone, we typically offer no guarantee that the check will be honored by the check writer's bank and make no promise of reimbursement if the check is dishonored by the bank. Revenue from check verification is derived from fees collected from the merchants when a check is verified against our positive and negative check database. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

Check  Guarantee
With this service, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us and we acquire rights to collect the delinquent amount from the check writer.

The principal risk of providing this service is the risk of ever collecting the amount we guarantee from a delinquent check writer whose check transaction was dishonored by his or her own bank. If we are unable to collect the amount, we lose that amount. On average, we usually collect on 60% of the amounts we guarantee that have become delinquent. Given the risks associated with check guarantee, especially for large volume merchants, we exercise strict risk parameters with the merchants to which this service is offered. We typically apply several risk management approaches with this service, which include searching NCN's database against the data provided by the merchant, and "scoring" each transaction according to several factors such as velocity (the number of times a check writer has been searched in a certain period of time), prior activity (historic negative or positive transactions with the check writer), check writer's presence in other databases (these national databases are selectively searched based upon the size of the check and the prior activity with the check writer), size of the check, and historic bad check activity by geographic and/or merchant specific locations. If our scoring system concludes that the risk is too high, we issue a coded response instructing the merchant to refuse to accept the check. If our scoring system results in a positive result, a coded response advises the merchant that we have guaranteed payment on that item.

Electronic  Check  Conversion  ("ECC")
Check conversion is the ability to convert a paper check to an electronic item at the point of sale. ECC is a relatively new system of check settlement that is quickly gaining merchant acceptance. Under the program, the merchant slips a customer's check either through a check reader that reads the MICR line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant then returns the check to the customer and the electronic image, captured by the reader, allows us to settle the check transaction electronically. Customers like this new system because they get their check back immediately and still have their hard copy of the transaction. Banks like ECC because no paper has to be handled by the bank to settle the transaction. While large national merchants already have check-reading equipment, small merchants will adopt the system only if their check volume justifies the capital investment in equipment, ranging from $150 to $600 per reader.

Check  Re-Presentment
The Federal Reserve System's Automated Clearing House ("ACH") provides the tools to electronically present, re-present and settle funds between banks. Our check re-presentment program allows a merchant to advise its bank that a returned check should be sent to the XPRESSCHEX data processing center in Albuquerque, New Mexico, rather than returned to the merchant. Upon receipt, XPRESSCHEX converts the check to an electronic ACH transaction for resubmission through the ACH network and marks the check for possible collection activity, should it become necessary. One feature a merchant may choose is to time the re-presentment so as to coincide with a check writer's typical payday to better the odds of collection. The full face value of the check is returned to the merchant upon collection and a collection fee charged to the check writer, usually in the range of $15 to $25, is retained by XPRESSCHEX as payment for its services.

Internet  Check,  Batch  Check  and  Virtual  Terminal
A check can be presented as a form of payment over the Internet and we support the multiple types of ACH entry classes. XPRESSCHEX allows an e-commerce site to accept a check as payment, allows a batch of check data to be sent electronically for processing (this is commonly used by mail order or phone order businesses) and allows both verification-only and ACH transactions to be submitted by merchants via a secure logon and passcode connection over the Internet.

Visa  POS  Check  Service  Program  ("Visa  Program")
-----------------------------------------------------

The Visa Program represents a major new initiative by Visa to enable merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for credit and debit card transactions. The Visa Program was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and, as of December 2003, approximately 10% of checking accounts in the USA are electronically connected to the Visa network through the banks that are now participating in the Visa Program. This number is expected to increase to 20% or higher over the coming year as more banks connect their check writer data with Visa. ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa Program, and anticipates continued growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

As described above, "check conversion" is the ability to convert a paper check to an electronic item at the point of sale. The Visa Program provides Visa member banks with a check conversion service that they can sell to their bank merchants. The Visa check conversion service allows the merchant to get an immediate authorization or decline on a check while the check writer is at the checkout counter. If the check is approved, the service allows the merchant to immediately return the paper check to the check writer since the funds will be electronically withdrawn from the check writer's account and deposited into the merchant's account.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third Party Processor. When a Visa member bank signs up to offer the Visa Program to its merchants, it chooses a Third Party Processor from the certified providers and, to date, eight of the thirteen financial institutions actively participating in the program were using ECHO's services as a Third-Party Processor and are beginning to actively sell check services to their merchants, and two additional participating institutions currently in the program intend to actively market this program to their merchants and use ECHO's services as a Third-Party Processor in 2004.

When Visa receives electronic check data from a merchant and the bank upon which the check is drawn has not connected its check writer data to the Visa network, Visa routes that check to the Third Party Processor that was chosen by the merchant's bank when they set up the program. The Third Party Processor authorizes or declines a check based upon the negative and positive data contained in several national check account databases that are commercially available and, for those transactions that are approved, the Third Party Processor will electronically move the funds from the check writer's account to either the merchant bank's master clearing account or directly to the merchant's banking account (depending on the bank's desired settlement method) utilizing the Automated Clearing House (ACH), a funds settlement service offered through the Federal Reserve Bank.

In addition to being a Third Party Processor, we are one of only five companies that are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant's point of sale terminal/systems and reformats them for submission to the Visa network. We were chosen by two of the seventeen banks currently in the program to serve as their Acquirer Processor. Most banks presently in the Visa Program are large national or regional banks and already had terminal management service providers that could act as Acquirer Processor for the Visa Program. In the future, as smaller banks make the decision to enter the Visa Program, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor.

We derive transaction revenue in our role as a Third Party Processor and /or Acquirer Processor by negotiating a transaction fee with Visa and/or the bank that chose us as its Third Party Processor and/or Acquirer Processor. This transaction fee averages $0.09 per transaction. The party that sells the service to the merchant (usually the bank) enjoys the largest mark-up on the product, offering the service in the range of $0.30 to $0.60 per check, with external cost in the $0.12 to $0.20 range, depending on what the bank negotiates with Visa and any Third Party providers.

We entered into a sponsorship agreement with our primary credit card processing bank, First Regional Bank, to enable us to sell the Visa Program directly to merchants with an obligation to pay a small transaction fee per check to the bank. This allows the bank to realize added revenue, allows us to realize higher revenues in a marked-up pricing model, and a portion of the mark-up to be used to compensate and motivate resellers of our products and services to offer the Visa Program to merchants in the marketplace. The balance of the mark-up after paying the bank and the sales organization would be additional revenue to us. This will also enable us to use our direct sales channels to provide the Visa Program to ECHO's current and potential merchant base.

The Visa infrastructure requires ECHO to coordinate and integrate its services with several parties and systems. As part of the Visa Program, we have written, tested and installed special merchant terminal software that meets specified Visa Program requirements and certified our terminal and host response code with Vital Processing Services, a major provider of terminal services to many major banks. ECHO has also developed special add-on services and reporting for specific banks or select merchants that desired to participate in the Visa
Program. Additionally, ECHO has designed and is implementing several risk management tools that contribute to the significant reduction in net bad debt seen by a retailer, making the Visa Program a true competitive alternative to guarantee services. As of September 30, 2003, we have spent approximately $2,500,000 to integrate our check services with the requirements of the Visa infrastructure and to increase our technology infrastructure, and to design and implement our risk management tools in connection with the program.

Deriving  Revenues
------------------

For the past three years, we have invested significant resources and management focus in our check services business which provides various services to merchants and banks to allow them to accept and process check payments from consumers. This business segment comprised approximately 20% of our total revenues for the fiscal year ended September 30, 2003. As an individual segment, check-related revenue increased by 40.4% to $8,192,000 from $5,835,000 for fiscal 2002.

ECHO's revenue in check services can come from several sources. Typically, the merchant pays either a fixed fee for each transaction (verification, conversion, etc.) or a fee based on the face amount of the check (check guarantee) or both (check guarantee). In the Visa model, ECHO can receive transaction fees for providing "third-party" services to Visa banks, whereby ECHO assists them in processing checks from banks not participating in the Visa Program. In addition, ECHO may serve a Visa bank by being a collector of the transaction data for the merchant and submitting it to VisaNet, a process referred to as an "Acquiring Processor". Finally, ECHO can also participate in the mark-up that is charged on the sales price to a merchant, although this is only earned by ECHO if its primary sales channels secured the relationship. Additional revenue is earned if the merchant utilizes ECHO's collection services and it is primarily derived from the collection fee associated with successful collection of an item. If ECHO refers a collection item to an NCN member, a small participation in the collection fee is returned to ECHO through agreement with the NCN member. Finally, when ECHO provides a guarantee service to a merchant or a bank, it earns a percentage of every check processed from the merchant or bank and ECHO's earnings related thereto are directly tied to its success in collection and its risk management capability.

The NCN database includes over 20 million negative check account records and 100 million positive records. Over 260 affiliated collection agencies continually contribute to the database to enrich its depth and value. Through its network of NCN members, ECHO can offer regional collection services and distribute collection items to one or more of a select group of NCN's member agencies to maximize a merchant's or bank's ability to collect amounts on a local level. NCN provides an ongoing revenue stream for ECHO as collection agencies, major national merchants, banks, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and losses experienced in accepting checks as a form of payment. Our NCN database is one of only four major databases in the nation that can serve this market need on a national scale, and we are currently the fifth largest check verification processor in the United States according to the July 2003 issue of The Nilson Report, a monthly financial subscription-based newsletter. In addition to operating NCN, we provide a common platform where a business can also access other major negative check writer databases that are currently available in the nation.

XPRESSCHEX revenues are growing due to the increased use of our check conversion services, which include the capture (through digital imaging, or the retention of specified personal information) of the necessary check data at the point of sale and submission of the transaction electronically to the Federal Reserve System's Automated Clearing House for settlement of funds. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country.

OTHER  SERVICES

Overview
--------

ECHO has historically generated a small percentage of its revenue from its terminal business whereby ECHO deploys proprietary software and terminal hardware in a comprehensive system for real-time credit card authorization, capture and compilation of compensation data, and in some cases, active management of rental equipment information. However, we are currently not pursuing the sale of our proprietary terminal system but rather focusing on our core bankcard and check services business segments, and with respect to our U-Haul relationship described below, we now receive lower transaction fees from that customer as a result of our revised agreement entered into in fiscal 2001.

U-Haul  Relationship
--------------------

The biggest buyer of our terminal systems in the past five years has been U-Haul International, which has acquired in excess of 15,000 systems and deployed them to their dealers across the country. ECHO acts as the central clearing agent for these systems and intends to continue to support the U-Haul deployed base of terminals.

We have been working with U-Haul International since 1995, when ECHO developed and deployed a comprehensive system for real-time credit card authorization, capture and compilation of compensation data, and active management of rental equipment information. The software, which operates on ECHO's proprietary EB920 terminal, prepares the rental contract between the dealer and the customer and reports the activity electronically to the corporate office, thereby eliminating the need for a U-Haul dealer to manually prepare weekly summary reports of rental activity. The system tracks all financial data and forwards both rental and financial data daily to ECHO's data center, where it distributes the rental data on an hourly basis around the nation to the points of destination. This allows a receiving dealer to accept reservations for rental of the specific equipment prior to the equipment's actual arrival.

ECHO's revenues are derived from equipment sales to U-Haul, custom development work, and income resulting from daily transaction processing services provided to dealers and U-Haul Corporate. While we have experienced a declining trend in transaction volume, due in part to U-Haul's development of a web-based processing service, we have been able to cross-sell our credit card and check services into the terminal base of more than 15,000 dealers for use in their non-U-Haul business (rental yard, gas station, etc.). In fiscal 2001, we entered into a revised three-year contract with U-Haul International, which covered processing services, software development, data distribution, equipment purchases/warranty, customer support and consulting, and which resulted in a reduction in transaction fees that we now receive from this customer.

STRATEGY

Overview
--------

ECHO's strategy is to provide merchants, banks and industry-specific resellers with electronic connectivity to various payment services in the credit card, debit card and check-related markets. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes, as well as access to the Visa Program. ECHO's services enable merchants to maximize revenues by offering a wide variety of payment options, reducing the costs associated with processing and handling checks, improving collections and managing risk more effectively. Additionally, ECHO is committed to customer service and a recent survey of customer satisfaction rates showed an improvement to 4.43 out of a possible 5.0, from approximately 4.15 in a similar survey taken three years prior.

We have targeted several areas as significant opportunities for growth, including focusing on middle market retail accounts for check services and developing a scalable infrastructure to support widespread implementation of the Visa Program. We also seek to increase profitability of our principal merchant services by enhancing our back-end technology and identifying and targeting new low-cost, incremental revenue opportunities, such as active promotion of our payment services to non-profit organizations.

Promote  Check  Services  for  Middle  Market  Retail  Accounts
---------------------------------------------------------------

While ECHO focuses its credit card services to the middle market of retail and non-face-to-face merchants, our check services business, through various sales channels like direct sales and sales through authorized resellers, has the ability to target the full scope of merchants in the marketplace, from the small merchant that may only require check verification to the national retailers that require check conversion and national collection services.

With approximately four million merchants in the U.S. and over 95% currently accepting credit cards as payment, ECHO estimates that approximately 60% of merchants, or about 2.3 million merchants, that accept credit cards also accept checks as a form of payment. Furthermore, of the group that accepts checks as a form of payment, we estimate that only 17% of them have an electronic method to accept checks and the other 83% accept a paper check and process it in the traditional manner by taking the check to the bank.

ECHO's  estimated  market  potential  for  check  services  is:

- Approximately 1.7 million merchants currently accept credit cards, but do not currently accept checks as a form of payment;
- Approximately 1.9 million merchants currently accept paper checks and may consider an electronic form of payment;
- Approximately 400,000 merchants currently converting paper checks to electronic format at the point of sale may consider changing to a better service and/or lower-cost provider.

While we have the ability to approach all sizes of merchants, efforts will be focused on working with our sales channels, like direct sales and sales through authorized resellers, to approach mid-size retail chains that can benefit most from automating check processing and verification or participation in the Visa Program. These mid-size accounts typically offer higher margins than larger accounts and provide a less competitive marketplace. ECHO has recently signed agreements with several middle market retailers and believes that the pipeline for prospective customers is growing.

Promote Visa POS Check Service Program
--------------------------------------

The Visa Program represents a major new initiative by Visa to enable merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for credit and debit card transactions. Given ECHO's role in the early stages of the program and our investment of significant resources and management focus in our check services business as a whole, and specifically with respect to the Visa Program, we anticipate continued growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

Overall, as the market gains acceptance of the Visa Program, our opportunities to market our check collection services, our stand alone verification services (not currently part of the Visa Program) and any other check services that we are able to provide will further solidify our relationships with the various financial institutions that have chosen us as their Acquirer Processor and/or Third-Party Processor under the Visa Program. We intend to utilize these opportunities to expand our check services business.

As of September 2003, eight of the thirteen financial institutions actively participating in the program were using ECHO's services as a Third-Party Processor and are beginning to actively sell check services to their merchants, and two additional participating institutions intend to use ECHO's services as a Third-Party Processor in 2004. One of the current participating banks sold the Visa Program to a national specialty-clothing retailer that became active in the Visa Program in June 2003 and now constitutes the largest single user of the Visa Program to date. This national merchant participates in the Visa program by submitting the

MICR data in real time and then returning the paper check to the check writer at the point of sale. All deposit and collection activity on approved checks is derived from the use of the numeric check data and, to date, we have been successful in lowering the retailer's return check percentage to, or below, a competitive level with rates normally charged by national check guarantee services. Significant savings to the retailer are therefore derived (1) from the elimination of having to handle and process paper checks and (2) from the net financial benefit seen from the bad check write-off percentage falling below the rates charged by the national guarantee services.

Altogether, ECHO has grown in its knowledge and capability of facilitating the integration and implementation of the Visa Program for new banks and developing a standardized, but customizable platform of options based upon its experience with the banks participating in the Visa Program. The number of project implementation staff dedicated to the Visa Program has been increased to assist current and future banks in making the fastest and easiest conversion to the Visa Program. However, implementation of new banks, at least in the near term, will rely on the bank's ability to coordinate the integration of its internal deposit account management system to the Visa Program and this process is outside of ECHO's realm of responsibilities.

While ECHO believes that the Visa Program has the potential to generate significant revenues for us in the future, the market potential of this service is still unproven and its success is dependent on the continuing marketing support of Visa and its member banks.

Promote Merchant Payment Processing for Regional and Community Banks
--------------------------------------------------------------------

ECHO has identified an under-served, niche market of smaller regional and community banks for credit card and check payment programs. These banks are characterized by having an asset base in the $500 million range or less, and/or equity capital in the $10 to $50 million range. ECHO has developed a service that allows smaller banks to offer credit card and check processing services on a private-label basis using our back-end infrastructure with little or no technical involvement by the bank. Much of the reporting to the merchant utilizes the Internet as a delivery channel, an environment in which we have significant experience and knowledge. We estimate that approximately 80% of merchants are familiar with or connected to the Internet, many from their personal residences. Due to the high costs and the perceived high risk, most small banks are either unable or unwilling to compete with national banks in providing online transaction processing and Internet-based reporting tools to their merchants. We have designed the program to be adopted by a bank at little or no cost while it allows the bank to generate revenues and earnings in competition to those earned by much larger banks that have had to make major investments in the technology.

This merchant payment processing service, which is marketed under the MerchantAmerica name, incorporates all of ECHO's web-based features and functionalities and our full set of services and payment options for the retail channel. We believe that our fully integrated payment and reporting system allows smaller banks to enjoy competitive equality with much bigger banks without making significant investments in technology. It enables banks to compete feature by feature with the offering of the major banks with no set-up fee or annual charge to participate. We, in turn, benefit from the increased processing and transaction revenues. Additional benefits of the MerchantAmerica program to regional and community banks include the:

     -    Ability  for  banks  to  set  processing  fees  for  each  merchant;
     - Assurance that the bank controls the merchant relationship and maintains any financial asset value related to ownership; and
     -    Reduction  of  fraud  risk.

In addition to the benefits that the bank receives from the MerchantAmerica program, the bank's merchants also receive numerous benefits, including a retail merchant account for credit cards, debit cards and checks; an online shopping cart and check-out payment system; sales tracking and online transaction history; automatic referral to collection agencies; and dedicated customer service available 24 hours a day, seven days a week.

The program was launched in August 2002 and at the end of fiscal 2003 had 15 participating banks. ECHO estimates that there are 10,000 community banks in the U.S. and no one provider of services has over 10% of the market. Based on third-party research, we estimate that approximately 6,000 of these banks do not directly offer bankcard services and the approximately 4,000 that are affiliated with a service may be responsive to the MerchantAmerica value proposition.

SALES  AND  MARKETING

ECHO sells its merchant and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), its own internal sales force and direct merchant referrals by existing merchants. We also offer Merchant Services through a direct online sales channel, MerchantAmerica. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. In fiscal 2002, ECHO restructured its sales force by hiring more sales people for its Check Services National Sales Group, which focuses on selling to major accounts and mid-sized retail chains, and implementing an incentive-based commission structure with the goal of targeting specific accounts and shortening the sales cycle. Due to the growing interest in the Visa Program and being the Third Party Processor of a national clothing retailer, we have redirected much of our marketing and sales resources to aggressively promote the Visa Program.

ECHO  offers  its  payment  services  through several sales channels, including:

     - MerchantAmerica - Payment services offered directly to merchants and to regional and community banks to offer to their local merchants. MerchantAmerica combines the ECHO credit card services with a full set of check and collection services.
     - Primary Sales Channels - These channels, which include First Regional Bank sponsored Visa POS Check, direct merchant sales, Check Services National Sales, group sales and MerchantAmerica direct merchant sales, provide the highest margin opportunities.
     - Secondary Sales Channels - Banks in the Visa POS Check Program, authorized resellers, NCN Collection Agency Members and MerchantAmerica Agent Banks are part of the secondary sales channel. These channels offer lower margins due to the added participation in the overall revenue such channels require. Currently ECHO has 138 authorized resellers registered to sell ECHO's check products. NCN has over 260 member collection agencies that serve over 85,000 merchants and many agencies are acting as sales agents for ECHO's check services.

Management believes that we are distinctive in the number of payment methods that we allow, the combination of transaction types that we manage directly, our ability to integrate additional services and our ability to support each merchant through one vertically integrated source.

Our marketing strategy is to maximize cross-selling opportunities to our existing base of retail merchants and financial institutions, including those merchants and financial institutions in the Visa Program; sell integrated suites of check, credit and debit card processing services through small banks and industry-specific resellers; enhance and market MerchantAmerica.com; and develop the private label check service program that allows appropriate identification between the customer and the vendor. ECHO intends to:

     - Market the MerchantAmerica service to regional and community banks, through direct sales to merchants and to Not-For-Profit organizations;
     - Promote the Visa Program by working with Visa-referred banks to assist them in initiating the service and also, selling the Visa service directly to merchants through the sponsorship of ECHO's primary bank, First Regional Bank.
     - Educate national merchants, processors, banks and industry-specific resellers on the benefits associated with our NCN services, including check conversion, verification, ACH payments, collection and our positive and negative database capability and enlist their active sales thereof.

COMPETITION

Bankcard processing and check processing services are highly competitive industries and are characterized by consolidation, rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market. Credit card and debit card processors have similar direct costs and therefore their products are becoming somewhat of a commodity product where a natural advantage accrues to the highest volume processors. To offset this fact, we have focused on marketing to niche markets where we can maintain the margins we deem necessary to operate profitably but no assurance can be given that this strategy will be successful in the future.

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN/eFunds (the largest verification provider in the nation), Certegy (a spin-off of Equifax), and Global Payments. While all four have major national accounts, the last two are now actively moving into the smaller merchant and middle market where ECHO has historically positioned itself. ECHO believes that it can effectively compete due to its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having certified as both a Third-Party Processor and Acquirer Processor in the early stages of the Visa Program.

ECHO is not currently a major player in the credit card processing market but we do believe we are among the top 50 in the nation. We believe we hold a significant competitive position in the check services market due largely to our investment to date in the Visa POS Check program and the integration of our check and collection capabilities. Despite this fact, many of our competitors have greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete. In addition, major players in the check services industry have developed sophisticated risk assessment technology that may provide a competitive advantage in providing check guarantee services. We believe that our success will depend upon our ability to continuously develop new products and services and to enhance our current products and to introduce them promptly into the market.

EMPLOYEES

As of September 30, 2003, we employed 209 individuals, 173 of whom were full time employees.

REPORTABLE  SEGMENTS
Refer to Note 14 "Reportable Segments" in the accompanying Notes to Consolidated Financial Statements for reportable segment information.


ITEM 2.   PROPERTIES

In October 1994, we purchased a three-story, 13,500 square foot building in Agoura Hills, California for $880,000. We currently have two notes collateralized by this building and the current monthly debt service for these two notes is approximately $19,000. This building housed the majority of our executive staff, day-to-day operational departments and computer facilities at fiscal year end.

In October 2003, we leased 21,500 square feet of a 40,000 square foot building in Camarillo, California with an option to purchase the building in two years. Subsequent to fiscal year end, our principal executive offices and most operational departments were moved to this Camarillo location, however, in light of anticipated increases in holiday volume and our desire to ensure that no disruption in service occurs for our merchants, the Customer Support and Data Center Operation departments remained at the Agoura Hills location and will remain there until January 2004 when a final move of those departments will be coordinated. The current lease payment for this facility is $23,700 per month.

We have put our Agoura Hills building on the market and, in November 2003, signed a letter of intent to sell the building. We anticipate completing the sale of this property in the third quarter of fiscal 2004.

We additionally lease real property in Agoura Hills and Westlake Village, California; Albuquerque, New Mexico; Boulder, Colorado; and Lawrence, Kansas for sales, data center and other operations, under various agreements, which expire at various times over the next year. The total lease payments are approximately $18,000 per month.

We  own  several  pieces  of  raw  land  for  investment  purposes.

ITEM 3.   LEGAL PROCEEDINGS

We are involved in various lawsuits arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition of these lawsuits will have no material effect upon either our results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ECHO's shareholders in the quarter ended September 30, 2003.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER SECURITY MATTERS

Since January 17, 1986, we have been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, we were accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trade under the symbol of "ECHO" on the Nasdaq SmallCap Market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. Moreover, due to the lack of an established trading market for our common stock, such quotations may bear no relationship to the fair market value of our common stock and may not indicate prices at which our common stock would trade in an established public trading market.

             FISCAL YEAR ENDED SEPTEMBER 30  High    Low
             ------------------------------  -----  -----
                 2003
                 ----
             First Quarter                   $2.85  $1.09
             Second Quarter                  $2.75  $1.72
             Third Quarter                   $4.40  $2.47
             Fourth Quarter                  $9.59  $3.20

                 2002
                 ----
             First Quarter                   $2.92  $1.88
             Second Quarter                  $2.44  $2.00
             Third Quarter                   $2.10  $1.16
             Fourth Quarter                  $1.58  $1.08


The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in our common stock is limited and sporadic, as indicated by the average monthly trading volume of 454,316 shares for the period from October 2002 to September 2003. On December 22, 2003, the closing representative price per share of our common stock, as reported on the Nasdaq SmallCap Market, was $9.75.

HOLDERS  OF  COMMON  STOCK

As of November 20, 2003, there were approximately 845 record holders and 3,741 beneficial holders of our common stock, with 6,319,863 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND  POLICY

We have not paid any dividends in the past and have no current plan to pay any dividends. We intend to devote all funds to the operation of our businesses.

EQUITY  COMPENSATION  PLAN  INFORMATION

The Equity Compensation Plan Information identified in Item 11 of this Annual Report on Form 10-K is incorporated herein by this reference.

ITEM  6.   SELECTED  CONSOLIDATED  FINANCIAL  DATA

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included at items 7 and 8 below. The following data, insofar as it relates to each of the five years ended September 30, has been derived from our annual financial statements, including the consolidated balance sheets at September 30, 2003 and 2002, and the related consolidated statements of operations and of cash flows for the three years ended September 30, 2003, 2002 and 2001, and notes thereto appearing elsewhere herein.

                                                         Year Ended September 30
                                                       ----------------------------
                                               2003      2002      2001      2000     1999
                                             --------  --------  --------  --------  -------
                                          ( ----- AMOUNTS IN THOUSANDS, EXCEPT PER SHARE ----- )
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues . . . . . . . . . . . . . .         $40,636   $33,291   $29,943   $28,340   $23,828
Costs and expenses . . . . . . . . .          38,211    36,960    29,380    28,324    22,636
                                             --------  --------  --------  --------  -------
Income (loss) from operations  . . .           2,425    (3,669)      563        16     1,192
Interest income (expense), net . . .            (172)      (74)      106       196        95
Other income (expense), net  . . . .             -0-       -0-       350       312       -0-
                                             --------  --------  --------  --------  -------
Income (loss) before income tax
 (provision) benefit and cumulative
  effect of an accounting change . .           2,253    (3,743)    1,019       524     1,287
(Provision) benefit for income taxes            (925)    1,367      (585)     (233)    1,331
                                             --------  --------  --------  --------  -------
Income (loss) before cumulative
  effect of an accounting change . .           1,328    (2,376)      434       291     2,618
Cumulative effect of an accounting
  change to adopt SFAS 142 . . . . .          (4,707)      -0-       -0-       -0-       -0-
                                             --------  --------  --------  --------  -------

Net (loss) income  . . . . . . . . .         $(3,379)  $(2,376)  $   434   $   291   $ 2,618
                                             ========  ========  ========  ========  =======


(Loss) earnings per share-basic  . .         $ (0.58)  $ (0.41)  $  0.07   $  0.06   $  0.58
(Loss) earnings per share-diluted  .         $ (0.56)  $ (0.41)  $  0.07   $  0.05   $  0.45

Weighted average number of common
 shares and equivalents outstanding-basic      5,812     5,788     5,797     5,257     4,536

Weighted average number of common
 shares and equivalents outstanding-diluted    6,024     5,788     5,964     5,825     5,825

BALANCE SHEET DATA:
------------------
Working capital  . . . . . . . . . .         $ 3,201   $ 3,234   $ 5,821   $ 6,029   $ 5,010
Current assets . . . . . . . . . . .           9,646     5,728     8,259     7,595     6,159
Total assets . . . . . . . . . . . .          18,775    18,191    18,921    17,013    12,932
Current liabilities  . . . . . . . .           6,445     2,494     2,438     1,566     1,149
Long-term debt, and payable to
 stockholders and related parties,
 less current portion  . . . . . . .           1,961     2,159       744       767       599
Total stockholders' equity . . . . .         $10,369   $13,538   $15,739   $14,680   $11,184

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenues from two main business segments, bankcard and transaction processing services ("bank card services"), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products ("check services"), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bank card services, debit and credit card processing, and with respect to our check services, check guarantee, check verification, electronic check conversion, check re-presentment, and check collection.

We  organize  our  service  offerings  under  the  following  brand  names:

     - MerchantAmerica; ECHO's retail provider of payment processing services to both merchant and bank markets;
     - National Check Network ("NCN") for wholesale check verification, check authorization and capture services, and for referral to member collection agencies;
     - XPRESSCHEX, Inc. for retail check verification, check conversion, ACH services, check collection and check guarantee services.


CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, reserve for doubtful accounts, goodwill amortization, capitalization of software costs, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

- REVENUE RECOGNITION POLICY. We earn revenue from services which include the following: debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. All of these services are performed pursuant to a contract with customers, which states the terms and fixed price for all contracted services. The price of a service may be a fixed fee for each transaction (verification, conversion and check guarantee) and / or a percentage of the transaction processed (check guarantee), depending on the service. We generally collect our fee at the time we process the transaction and accordingly, collectibility is assured. Based on our underwriting criteria and ongoing credit monitoring of customers, collectibility on service transactions is reasonably assured.

Revenue from debit and credit card (collectively called bankcards) and transaction processing revenue is based on a percentage of the transaction value, commonly referred to as a discount fee on a credit and debit card transaction processed by us. In addition, there is a per transaction fee associated with each bankcard transaction which is charged to the merchant. We recognize the processing and transaction revenue when the services are performed.

Revenue from check guarantee is derived from a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by us. We recognize revenue when the checks are processed at the point of sale. At the time the guarantee revenue is recognized, we provide a reserve for estimated guarantee losses based upon our historical loss experience. In the event the check is dishonored, we have the right to collect the full amount of the check from the check writer but have historically recovered approximately 60% of the guaranteed checks. We establish a receivable from the delinquent check writer for the full amount of the guaranteed check. The check guarantee service also earns revenue based on fees collected from delinquent check writers, which collection fee is recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check verification is derived from fees collected from the merchants when a check is verified against our positive and negative check database. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

Revenue from check conversion is derived from fees collected from merchants to convert the paper check received by merchants into an ACH transaction, which allows us to settle the transaction electronically for the merchant. We recognize the revenue related to check conversion fees when the services are performed.

Revenue from check re-presentment is derived from fees charged to check writers. Check re-presentment is a service that allows merchants to collect a paper check through the Automated Clearing House ("ACH") network after a check has previously been presented to the bank for collection unsuccessfully at least once. The fees earned from the check writer are recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check collection is derived from collection activities performed on behalf of a merchant on uncollected checks. The merchants usually keep the face amount of the uncollected checks if the collection effort is successful. Our revenue is derived from the collection fee collected from the check writer. If we refer the collection item to another collection agency, we will receive a fee from the collection agency upon its successful efforts. Collection fee revenue is recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from inventory tracking is derived from transaction fees for processing and tracking U-Haul's daily inventory activities. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

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

- CHARGEBACK LOSSES. Chargeback losses occur when a credit card holder presents a valid claim against one of our merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by us. We record a receivable for those chargebacks for which the merchant is liable but has not made payment. We record a provision for estimated chargeback losses at the time bankcard transactions are processed. A reserve is estimated based upon a historically-determined percentage of gross credit card processing volume and actual losses experienced.

- RESEARCH AND DEVELOPMENT EXPENSE. Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $1,405,000 in fiscal year 2003 and $1,719,000 in fiscal year 2002.

- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually using a fair value-based approach. In the year of adoption, SFAS No. 142 also requires us to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment. In 2003, we determined that our goodwill was impaired under SFAS No. 142 and accordingly took a charge to write down the amount of that impairment.

- CAPITALIZATION OF SOFTWARE COSTS. The costs of purchased and internally developed software used to provide services to customers or for the process of internal administration are capitalized and amortized on a straight-line basis over the lesser of three years or estimated useful life. Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize software costs when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstance indicates that its carrying amount may not be recoverable.


RESULTS  OF  OPERATIONS

FISCAL  YEARS  2003  AND  2002
------------------------------

Financial highlights for fiscal 2003 as compared to fiscal 2002 were as follows:

--   Total  revenue  increased  22.1%  to  $40.6  million

-- Gross margin from processing and transaction revenue improved to 34.6% from 30.8%

-- Operating income increased to $2.4 million from a loss of $3.7 million (which included $2.9 million of litigation related expenses).

-- Diluted earnings per share before cumulative effect of accounting change were $0.22 as compared to diluted loss per share before cumulative effect of accounting change of $0.41.

-- Bankcard and transaction processing revenue increased by 18.2% to $32.4 million

--   Bankcard  processing  volume  increased  26.4%  to  $961  million

--   Check-related  revenue  increased  by  40.4%  to  $8.2  million

--   ACH  processing  volume  increased  403.8%  to  11.3  million  transactions


REVENUE. Total revenue increased 22.1% to $40,636,000 for fiscal 2003, from $33,291,000 for fiscal 2002. The increase can be primarily attributable to the growth in the processing and transaction business. Total processing and transaction revenue for fiscal 2003 increased 22.6%, from $32,889,000 in fiscal 2002 to $40,313,000 in fiscal 2003. The increase was attributable to an 18.2% increase in bankcard and transaction processing revenue and a 40.2% increase in check-related revenue.

The bankcard and transaction processing revenue increase was mainly attributable to an approximate 26.4% increase in bankcard processing volume as compared to last fiscal year. This increase was also affected by a rate adjustment to the bankcard merchant base during fiscal 2003 and the fact that we continue to grow our bankcard processing business organically through our various sales and marketing programs.

The check-related processing revenue increase was attributable to a 9.8% increase in check verification revenue and a 246.0% increase in electronic check conversion and electronic check presentment revenue. The high growth in the check conversion revenue was due to the increasing market acceptance of this product. Additionally, it was attributable to the transactions generated by the Visa Program.

Terminal sales decreased by 50.8%, from $252,000 in fiscal 2002 to $124,000 in fiscal 2003. During fiscal 2003, U-Haul stopped sending its terminals to us for repair. We have gradually shut down our terminal deployment operations during fiscal 2003.

COST OF SALES. Bankcard processing expenses are directly related to the changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 15.9% for the year, from $22,747,000 in fiscal 2002 to $26,360,000 in fiscal 2003. The increase reflects a 22.6% increase in processing and transaction revenues for the year. Gross margin from processing and transaction services improved from 30.8% in fiscal 2002 to 34.6% in fiscal 2003. This improvement in gross margin was mainly due to: 1) check-related revenue which has a higher gross margin made up 20.2% of the total revenue in fiscal 2003 as compared to 17.5% of the total revenue in fiscal 2002; 2) a rate adjustment was applied to a broad base of bankcard merchants during fiscal 2003 to offset increases in direct bankcard processing expenses; 3) loss on chargeback decreased substantially, from $261,000 in fiscal 2002 to $44,000 in fiscal 2003.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased 11.5%, from $3,012,000 in fiscal 2002 to $3,358,000 in fiscal 2003 primarily due to the 22.1% increase in revenue. Research and development expenses decreased 18.3% from $1,719,000 in fiscal 2002 to $1,405,000 in fiscal 2003, as most of our development projects have entered into coding and testing phases. We need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive in this financial services market, given that the technology in this industry changes rapidly.

Selling, general and administrative expenses increased 9.2% from $6,493,000 in fiscal 2002 to $7,088,000 in fiscal 2003. This increase was mainly due to the addition of management personnel to support our continuous growth, the increase in employee benefits costs such as medical insurance, workers compensation insurance and the increase in cost of living adjustments. As a percentage of total revenue, selling, general and administrative expenses decreased from 19.5% in the fiscal 2002 to 17.4% in fiscal 2003.

Amortization of goodwill expense was eliminated in fiscal 2003 due to the implementation of SFAS No. 142.

INTEREST EXPENSE. Interest expense increased to $200,000 for fiscal 2003, from $129,000 last year. The increase is due to the $1.3 million long-term note from a legal settlement in fiscal 2002 and increase in capitalized leases from equipment purchases. Interest income decreased from $55,000 in fiscal 2002 to $28,000 in fiscal 2003 due to a decline in interest rates and lower average cash balances.

EFFECTIVE TAX RATE. The income tax provision was $925,000 for fiscal 2003 as compared to an income taxes benefit of $1,367,000 for fiscal 2002. Our effective tax benefit rate was 36.5% for fiscal 2002 and a tax provision rate was 37.7% for fiscal 2003. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET LOSS. Net loss for fiscal 2003 was $3,379,000, as compared to a net loss of $2,376,000 for fiscal 2002. The higher net loss in fiscal 2003 was primarily due to the $4.7 million goodwill write-off on our adoption of SFAS 142 in October 2002. Income from operations improved substantially this fiscal year, from a $3,669,000 operating loss in fiscal 2002 to $2,425,000 in operating income for fiscal 2003. The improvement in income from operations between fiscal 2002 and fiscal 2003 comprise the following: 1) a 22.1% increase in revenue; 2) a 3.8% improvement in gross margin; 3) the elimination of $489,000 in goodwill amortization expense; and 4) a one-time $2.5 million legal settlement cost was incurred in fiscal 2002.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2003, MerchantAmerica, our primary generator of bankcard process and transaction revenue, accounted for approximately 80% of our revenues, compared to 82% in fiscal 2002. Bankcard processing and transaction revenue increased 18.2%, from $27,456,000 in fiscal 2002 to $32,444,000 in fiscal 2003. This increase was mainly attributable to an approximate 26.4% increase in bankcard processing volume as compared to last fiscal year. This increase was also affected by a rate adjustment to our bankcard merchant base during fiscal 2003 and the fact that we continue to grow our bankcard processing business organically through our various sales and marketing programs.

In fiscal 2003, the bankcard and transaction processing segment generated operating income of $4,303,000, or 13.3% of the related revenues, as compared to $1,996,000, or 7.3% of the related revenues in fiscal 2002. This increase in operating income was reflective of the increase in revenue and the higher gross margin as a result of the rate adjustment to merchants and the lower chargeback losses.

We purchased a fully integrated, multi-modular bankcard processing system from Oasis Technology in 2001 for approximately $1.3 million. This Oasis system is expected to reduce a key component of our cost structure by eliminating a third-party processor, a savings of approximately ten basis points for every credit card dollar processed. The implementation of this system will give us greater flexibility to price our credit card processing services, allowing us to attract and retain larger merchants as well as the small and mid-market merchants that have been our target market. This project was expected to be completed by the last quarter of 2003, however, due to vendor software delivery delays, management now anticipates that portions of the Oasis system will begin productive use in early 2004 and be fully implemented in late 2004.

Check Related Products. Check-related revenues increased from $5,835,000 for fiscal 2002 to $8,192,000 for fiscal 2003, an increase of 40.4%. Check verification revenue increased 9.8% to $3,097,000 for fiscal 2003, from $2,821,000 for fiscal 2002. Check conversion and check re-presentment revenue increased 246.0% to $2,892,000 for fiscal 2003, from $836,000 for fiscal 2002.
Additionally, check collection revenue increased 5.1%, from $1,453,000 in fiscal 2002 to $1,526,000 in fiscal 2003. The high growth in the check conversion revenue was due to the increasing market acceptance of this product and attributable to the transaction revenue generated by the Visa Program.

Check services revenue made up 20.2% of the total processing and transaction revenues for fiscal 2003 as compared to 17.5% in the prior year. Check-related operating income was $591,000 for fiscal 2003, as compared to operating loss of $872,000 in fiscal 2002. The increase in operating income was mainly due to the 40.4% increase in check-related revenues.

The Visa Program is continuing to expand and is starting to gain market acceptance. We are currently working with ten Visa member banks that have signed up to participate in this Visa Program. One of the Visa acquiring banks, using us as the Third-Party Processor, rolled out this Program to a national retailer in June 2003. This one merchant has tripled the number of ACH transactions generated by us from May 2003 to June 2003. As a result of this merchant deployment and the anticipated growth, we had to increase the level of customer support staff and also increased our overall network infrastructure to support such growth. At the present time, the Visa Program is beginning to generate a significant portion of our total check-related revenue. Management believes that the Visa Program will provide us with numerous opportunities to develop strategic relationships with the banks who have chosen us to be their third-party processor and acquirer processor under the Visa Program. These relationships could play a major role in increasing our check services revenue in the coming years.


FISCAL  YEARS  2002  AND  2001
------------------------------

Financial highlights for fiscal 2002 as compared to fiscal 2001 were as follows:

--   Total  revenue  increased  11.2%  to  $33.3  million

-- Gross margin from processing and transaction revenue declined to 30.8% from 33.9%

--   Operating  income  moved  into  negative  territory  to $(3.7) million from
     $563,000

-- Diluted loss per share of $(0.41) as compared to diluted earnings per share of $0.07

--   Fiscal  2002  results  reflect  one-time  legal  settlement of $2.5 million

--   Bankcard  and  transaction  processing  revenue  rose 7.7% to $27.5 million

--   Check-related  revenue  increased  by  31.4%  to  $5.8  million

REVENUE. Total revenue increased 11.2% to $33,291,000 for fiscal 2002, from $29,943,000 for fiscal 2001. The increase was primarily attributed to growth in the processing and transaction business. Total processing and transaction revenue for fiscal 2002 increased 13.0%, from $29,096,000 in fiscal 2001 to $32,889,000 in fiscal 2002. This increase was mainly attributable to a 13.2% increase in bankcard processing volume and 8.4% increase in bankcard processing and transaction revenue as compared to the prior year. This was due to our merchants' organic growth and the success in our marketing strategy. In addition, check-related revenue increased 34.2% as our ACH services and check presentment services started to gain market acceptance.

COST OF SALES. Bankcard processing expenses are largely a reflection of changes in processing revenue. A majority of our bankcard processing expenses are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 18.2% during fiscal 2002, from $19,239,000 in fiscal 2001 to $22,747,000 in fiscal 2002. The increase reflected a 13.0% increase in processing and transaction revenues for the year, as well as the higher costs of processing. Gross margin from processing and transaction services decreased from 33.9% in fiscal 2001 to 30.8% in fiscal 2002. This decrease in gross margin was due to a combination of factors, including most significantly, higher personnel and infrastructure costs, as well as, increased costs paid to a third-party service provider, the departure of several higher volume/high margin credit card merchants, and a lower rate charged to U-Haul as a result of a contract negotiation.

While bankcard and transaction processing revenue increased by 7.7% in fiscal 2002, as compared to fiscal 2001, cost of sales such as personnel costs increased from $840,000 in fiscal 2001 to $1,251,000 in fiscal 2002, a 49% increase. Additionally, depreciation and amortization expense related to computer software and hardware increased from $598,000 in fiscal 2001 to $844,000 in fiscal 2002, a 41% increase. Over the past couple of years, we have capitalized $3,914,000 of software development costs and computer equipment, which are being amortized over its useful lives. This was primarily attributable to the increase in depreciation and amortization expense.

Cost of terminals sold was $588,000 during fiscal 2002, as compared to $419,000 in fiscal 2001. The cost of terminals continued to exceed the terminal sales as a result of a $300,000 inventory allowance provision for fiscal 2002. This allowance was related to the write-down of certain obsolete customized printers and other slow-moving inventory.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses decreased 1.8%, from $2,468,000 in fiscal 2001 to $2,424,000 in fiscal 2002 due to stringent cost controls instituted by us. Research and development expenses increased 60.7% from $1,070,000 in fiscal 2001 to $1,719,000 in fiscal 2002 because we continued to invest in research and development related to our various check service products. Additionally, we incurred operational expenses related to the management of the Visa Program without any offsetting revenue during this period.

Selling, general and administrative expenses increased 12.7% from $5,760,000 in fiscal 2001 to $6,493,000 in fiscal 2002. This increase was mainly due to the hiring of additional sales personnel in support of both merchant and check services and additional administrative staff to support our growth. In fiscal 2002, we hired a new COO/CIO. As a percentage of total revenue, selling, general and administrative expenses increased slightly from 19.2% in fiscal 2001 to 19.5% in fiscal 2002.

Amortization of goodwill expense remained relatively constant, from $424,000 in fiscal 2001 to $489,000 in fiscal 2002.

INTEREST EXPENSE. Interest expense increased to $129,000 for fiscal 2002, from $81,000 in fiscal 2001. The increase was due to the $1.3 million long-term note portion of the legal settlement expense related to a lawsuit settled in fiscal 2002, which carries an 8% interest rate. Interest income declined from $187,000 in fiscal 2001 to $55,000 in fiscal 2002 due to a decline in interest rates and lower average cash balances.

EFFECTIVE TAX RATE. Benefit for income taxes of $1,367,000 in fiscal 2002 was due to the operating loss incurred of $3,743,000. Our effective tax benefit rate was 36.5% for fiscal 2002 and a tax provision rate of 57.4% for fiscal 2001. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME (LOSS). Net loss for fiscal 2002 was $2,376,000, as compared to net income of $434,000 in fiscal 2001. The decline was primarily due to the $2.5 million legal settlement on a pre-tax basis. We made a one-time cash payment of $1,200,000 to the plaintiff in the lawsuit and executed a long-term promissory note collateralized by our Agoura Hills, California office building in favor of that plaintiff for an additional $1,300,000, payable over 15 years, with an interest rate of 8%. Additionally, we incurred approximately $400,000 in legal fees defending the lawsuit in fiscal 2002. Not including the $2.5 million legal settlement and the legal fees paid, net loss would have been $535,000 in fiscal 2002. In addition, operating income fell in fiscal 2002 primarily due to a $649,000 increase in research and development expense, a $300,000 increase in provision for inventory allowance and a $445,000 decrease in other revenue.

SEGMENT RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 7.7%, from $25,503,000 in fiscal 2001 to $27,456,000 for fiscal 2002.
This increase was mainly attributable to an approximately 13.2% increase in bankcard processing volume as compared to 2001 and was the result of our successful marketing programs, including the MerchantAmerica web offerings and other sales programs. The increase in bankcard processing revenue was partially offset by a decrease in revenue as a result of a rate reduction offered to U-Haul, a major transaction processing customer, and the loss of several high volume, high margin merchants.

In fiscal 2002, the bankcard and transaction processing segment generated operating income of $1,996,000, or 7.3% of associated revenues, as compared to $3,183,000, or 12.5% of revenues, in fiscal 2001. The 59.5% decrease in operating income is attributable to a $303,000 increase in research and development expense, a $300,000 increase in inventory allowance and a $168,000 decrease in other revenue. Additionally, gross margin decreased due to the departure of several high margin merchants combined with higher overall operating costs.

We implemented a rate increase in October 2002 to our credit card processing merchants, which was expected to offset the higher operating costs and to improve the gross margin from credit card processing activities in fiscal 2003.

Check Related Products. Check-related revenues increased from $4,440,000 for fiscal 2001 to $5,835,000, an increase of 31.4%. This was attributable to a 16.6% increase in check verification revenue and a 205.9% increase in electronic check conversion and electronic check presentment revenue.

Check services revenue made up 17.5% of the total processing and transaction revenues for fiscal 2002 as compared to 14.8% in the prior year. Check-related operating loss was $872,000 in fiscal 2002, as compared to operating loss of $234,000 in fiscal 2001. The increase was due to the costs associated with the development of the Visa Program and our other products, as well as an increase in staffing to support current and anticipated processing volume.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, we had available cash and cash equivalents of $5,641,000, restricted cash of $977,000 in reserve with our primary processing banks and working capital of $3,201,000.

Accounts receivable, net of allowance for doubtful accounts, increased to $1,918,000 at September 30, 2003 from $1,596,000 at the end of fiscal 2002.
This increase in accounts receivable was attributable to the higher billings generated at the end of the fiscal year due to increases in processing volume and the number of customers in general, which drove our revenue growth. Allowance for doubtful accounts, which reflects chargeback losses and dues to Visa and MasterCard decreased to $91,000 at the end of fiscal 2003 from $431,000 at September 30, 2002. This decrease was due to the write-off of accounts receivable, which were deemed to be uncollectible.

Net cash provided by operating activities for the year ended September 30, 2003 was $6,682,000 as compared to net cash provided by operating activities of $62,000 for fiscal 2002. The increase in cash from operations was primarily attributable to the $6,094,000 increase in operating income between fiscal 2003 and 2002, and an increase in net settlement payable of $2,131,000 as of September 30, 2003. Settlement payable as of September 30, 2003 was $3,429,000 as compared to $729,000 at September 30, 2002.

Settlement payable results from timing differences in our settlement process with merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement payable may vary and ultimately depends on the volume of transactions processed. The increase in settlement payable in fiscal 2003 is primarily attributable to the high volume of transactions experienced from our check services. As our business grows, settlement payable will likely increase.

Net cash used in investing activities was $3,271,000 for the fiscal 2003 as compared to $1,835,000 for fiscal year 2002. During fiscal 2003, we used $3,291,000 for purchases of equipment and capitalized software costs as compared to $1,754,000 for fiscal 2002. We anticipate the need to build a more robust infrastructure in order to support the level of transaction growth in the coming years. Additionally, we are in the process of strengthening our business continuation plan and disaster recovery sites, all of which will require substantial capital investments in fiscal 2004. We also need to continue to invest in software development costs in fiscal 2004 to remain competitive.

Net cash used by financing activities was $179,000 for the current fiscal year as compared to net cash provided by financing activities of $35,000 for fiscal year 2002. During fiscal 2003, we received $292,000 from the issuance of notes payable to fund certain payments for the Oasis system. We used $629,000 for the repayment of capitalized leases and notes payable. We also received $158,000 from the exercise of employee stock options.

In light of our significant capital requirements anticipated in 2004, during October 2003, we completed a $3 million private equity placement with several institutional investors. This equity financing raised approximately $2,800,000 of net proceeds to us. Additionally, as of November 2003, we negotiated a $1,000,000 equipment lease line and a $3,000,000 credit line with Bank of the West for working capital needs.

At  September,  2003,  we  had  the  following  cash  commitments:


                              Payment Due By Period
                              ---------------------

Contractual                      Less than                             After
Obligations            Total       1 year    2-3 years   4-5 years    5 years
-------------------  ----------  ----------  ----------  ----------  ----------
Long-term debt
 including interest  $2,846,000  $  563,000  $  531,000  $  455,000  $1,297,000
Capital lease
 Obligations            991,000     524,000     467,000         -0-         -0-
Operating leases      1,835,000     485,000     744,000     606,000         -0-
                     ----------  ----------  ----------  ----------  ----------
Total contractual
 cash obligations    $5,672,000  $1,572,000  $1,742,000  $1,061,000  $1,297,000
                     ==========  ==========  ==========  ==========  ==========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that our cash flow from operations together with cash on hand, our lease line, our established line of credit with Bank of the West, and cash received from our private placement financing will be sufficient to meet our working capital and other commitments.

RISK  FACTORS

We are subject to a number of risks, which could affect operating results and liquidity, including, among others, the following:

RISKS  RELATED  TO  OUR  BUSINESS
---------------------------------

WE RELY ON COOPERATIVE RELATIONSHIPS WITH, AND SPONSORSHIP BY, BANKS, THE ABSENCE OF WHICH MAY AFFECT OUR OPERATIONS.

We  currently  rely on cooperative relationships with, and sponsorship by, banks in order to process our Visa, MasterCard and other bankcard transactions. We also rely on several banks for access to the Automated Clearing House ("ACH") for submission of both credit card and check settlements. Our banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process credit card transactions and receive the related revenue. Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through 2005. Additionally, we have reached a tentative agreement with Woodforest Bank in Woodforest, Texas, to sponsor our bankcard activity. Once finalized, we expect this agreement will continue through 2009. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank and Woodforest Bank, while we believe their respective ability to terminate our respective relationships is cost-prohibitive, they may independently determine that the cost of terminating their agreements is less than the cost of continuing to perform in accordance with their terms, and may therefore determine to terminate those agreements prior to their expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

MERCHANT FRAUD WITH RESPECT TO BANKCARD AND ACH TRANSACTIONS COULD CAUSE US TO INCUR SIGNIFICANT LOSSES.

We significantly rely on the processing revenue derived from bankcard and ACH transactions. If any merchants were to submit or process unauthorized or fraudulent bankcard or ACH transactions, depending on the dollar amount, ECHO could incur significant losses which could have a material adverse effect on our business and results of operations. ECHO assumes and compensates the sponsoring bank for bearing the risk of these types of transactions.

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of September 30, 2003, we maintained a dedicated chargeback reserve of $603,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $9.2 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

FAILURE TO PARTICIPATE IN THE VISA POS CHECK SERVICE PROGRAM WOULD CAUSE US TO SIGNIFICANTLY SHIFT OUR OPERATING AND MARKETING STRATEGY.

We have significantly increased our infrastructure, personnel and marketing strategy to focus on the potential growth of our check services through the Visa POS Check Service Program. We currently provide critical back-end infrastructure for the service, including our NCN database for verification and our access to the Federal Reserve System's Automated Clearing House for funds settlement, and for checks written on bank accounts with banks not participating in the program.

Because we believe the market will continue to gain acceptance of the Visa POS Check Service Program, we have expended significant resources to market our check conversion services and verification services to our merchant base, to solidify our strategic relationships with the various financial institutions that have chosen us as their acquirer processor and third-party processor under the program, and to sell our other check products such as electronic check re-presentments and check guarantee to the Visa member banks. We have also increased our personnel to handle the increased volume of transactions arising directly from our participation in the program.

If we fail to adequately market our services through this relationship, this could materially affect our marketing strategy going forward. Additionally, if we fail to adequately grow our infrastructure to address increases in the volume of transactions, cease providing services as a third-party processor or acquirer processor or are otherwise removed or terminated from the VISA Program, this would require us to dramatically shift our current operating strategy.

THE BUSINESS IN WHICH WE COMPETE IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT OUR CURRENT PRODUCTS AND SERVICES WILL STAY COMPETITIVE OR THAT WE WILL BE ABLE TO INTRODUCE NEW PRODUCTS AND SERVICES TO COMPETE SUCCESSFULLY.

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction. Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. While we believe our small size provides us the ability to move quickly in some areas, our competitors' greater resources enable them to investigate and embrace new and emerging technologies, quickly to respond to changes in customers needs, and to devote more resources to product and services development and marketing. We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenues to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

IF WE ARE UNABLE TO PROCESS SIGNIFICANTLY INCREASED VOLUME ACTIVITY, THIS COULD AFFECT OUR OPERATIONS AND WE COULD LOSE OUR COMPETITIVE POSITION.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bank card processing activities. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system's capabilities. To minimize this risk, ECHO has redesigned and upgraded its check related processing systems and has purchased a high end system to process bankcard activity. This system is not yet operational, and even when it becomes operational, no assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in such time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers, and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements. Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

WE INCUR FINANCIAL RISK FROM OUR CHECK GUARANTEE SERVICE. The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the year ended September 30, 2003, we incurred $206,000 in losses from uncollected guaranteed checks.

SECURITY  BREACHES  COULD  IMPACT  OUR  CONTINUED  OPERATIONS.

We process confidential financial information and maintain several levels of security to protect this data. Security includes hand and card-based identification systems at our data center locations that restrict access to the specific facilities, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet. While these systems have worked effectively in the past, there can be no assurance that they will continue to operate without a security breach in the future. Depending upon the nature of the breach, the consequences of security breaches could be significant and dramatic to ECHO's continued operations.

THE INDUSTRY IN WHICH WE OPERATE INVOLVES RAPIDLY CHANGING TECHNOLOGY AND OUR FAILURE TO IMPROVE OUR PRODUCTS AND SERVICES OR TO OFFER NEW PRODUCTS AND SERVICES COULD CAUSE US TO LOSE CUSTOMERS.

Our business industry involves rapidly changing technology. Recently, we have observed rapid changes in technology as evidenced by the Internet and Internet-related services and applications, new and better software, and faster computers and modems. As technology changes, ECHO's customers desire and expect better products and services. Our success depends on our ability to improve our existing products and services and to develop and market new products and services. The costs and expenses associated with such an effort could be significant to us. There is no assurance that we will be able to find the funds necessary to keep up with new technology or that if such funds are available that we can successfully improve our existing products and services or successfully develop new products and services. Our failure to provide improved products and services to our customers or any delay in providing such products and services could cause us to lose customers to our competitors. Loss of customers could have a material adverse effect on ECHO.

OUR INABILITY TO PROTECT OR DEFEND OUR TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY COULD HURT OUR BUSINESS.

We have expended a considerable amount of time and money to develop information systems for our merchants. We regard these information systems as trade secrets that are extremely important to our payment processing operations. We rely on trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect this intellectual property and have not otherwise taken steps to obtain additional intellectual property protection or other protection on these information systems. We cannot be certain that we have taken adequate steps to protect our intellectual property. In addition, our third-party confidentiality agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known, we may lose our competitive position, including the loss of our merchant and bank customers. Such a loss could severely impact our results of operations and financial condition.

Additionally, while we believe that the technology underlying our information systems does not infringe upon the rights of any third parties, there is no assurance that third parties will not bring infringement claims against us. We also have the right to use the technology of others through various license agreements. If a third party claimed our activities and/or these licenses were infringing their technology, while we may have some protection from our third party licensors, we could face additional infringement claims or otherwise be obligated to stop utilizing intellectual property critical to our technology infrastructure. If we are not able to implement other technology to substitute the intellectual property underlying a claim, our business operations could be severely effected. Additionally, infringement claims would require us to incur significant defense costs and expenses and, to the extent we are unsuccessful in defending these claims, could cause us to pay monetary damages to the person or entity making the claim. Continuously having to defend such claims or otherwise making monetary damages payments could materially adversely affect our results of operations.

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Although research and development expenses decreased 18.3% from $1,719,000 in fiscal 2002 to $1,405,000 in fiscal 2003, because of the fact that most of our development project costs were capitalized once we entered into coding and testing phases, we continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

FAILURE  TO OBTAIN ADDITIONAL FUNDS CAN IMPACT OUR OPERATIONS AND FUTURE GROWTH.

We use funds generated from operations, as well as funds obtained through credit facilities and equity financing, to finance our operations. In light of our recent financing efforts, and as a result of the cash flow generated from operations, we believe we have sufficient cash to support our business activities, including research, development and marketing costs. However, future growth may depend on our ability to continue to raise additional funds, either through operations, bank borrowings, or equity or debt financings. There is no assurance that we will be able to continue to raise the funds necessary to finance growth or continue to generate the funds necessary to finance operations, and even if such funds are available, that the terms will be acceptable to us. The inability to generate the necessary funds from operations or from third parties in the future may require us to scale back our research, development and growth opportunities, which could harm our overall operations.

WHILE WE MAINTAIN INSURANCE PROTECTION AGAINST CLAIMS RELATED TO OUR SERVICES, THERE IS NO ASSURANCE THAT SUCH PROTECTION WILL BE ADEQUATE TO COVER POTENTIAL CLAIMS AND OUR INABILITY TO OTHERWISE PAY SUCH CLAIMS COULD HARM OUR BUSINESS.

We maintain errors and omissions insurance for the services we provide. While we believe the limit on our errors and omissions insurance policy is adequate and consistent with industry practice, if claims are brought by our customers or other third parties, we could be required to pay the required claim or make significant expenditures to defend against such claims in amounts that exceed our current insurance coverage. There is no assurance that we will have the money to pay potential plaintiffs for such claims if they arise beyond the amounts insured by us. Making these payments could have a material adverse effect on our business.

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. As of September 30, 2003, we have spent approximately $50,000 in legal fees and expenses defending these claims.

Litigation costs and expenses, including the cost to settle claims, significantly affected our results of operations during the year ended September 30, 2002. Net loss for fiscal 2002 was $2,376,000, as compared to net income of $434,000 in fiscal 2001. The decline was primarily due to a $2.5 million legal settlement paid to Premiere Lifestyles International Corporation, Inc. In connection with the settlement, we made a one-time cash payment of $1,200,000 to Premier and executed a long-term promissory note collateralized by our Agoura Hills, California office building in favor of that plaintiff for an additional $1,300,000, payable over 15 years, with an interest rate of 8%. Additionally, we incurred approximately $1,000,000 in legal fees in connection with the suit of which $400,000 were incurred in fiscal 2002.

OUR  INABILITY  TO  RECOVER  FROM  NATURAL  DISASTERS  COULD  HARM OUR BUSINESS.

We currently maintain four data centers: one in Agoura Hills, California, one in Camarillo, California, one in Albuquerque, New Mexico and one in Boulder, Colorado. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO will centralize its data processing functionality in Camarillo in 2004 and will make Albuquerque a fully redundant site. Prior to that time, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

INCREASES  IN  THE  COSTS  OF  TECHNICAL  COMPLIANCE  COULD  HARM  OUR BUSINESS.

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System's Automated Clearing House and check related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring our compliance to the specific industries we serve and, when possible, ECHO is moving the technical compliance responsibility to other parties, as is the case with the recent purchase of the Oasis Technologies bankcard processing system wherein the vendor, Oasis Technologies, assumes much of the compliance obligations regularly updated by Visa and MasterCard. As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. While ECHO currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein we compete.

RISKS ASSOCIATED WITH OUR COMMON STOCK
--------------------------------------

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations. As of the date of this report, management has no plan to raise additional capital through the sale of securities and believes that our cash flow from operations together with cash on hand and our established line of credit with Bank of the West will be sufficient to meet our working capital and other commitments.

WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

Our rights agreement, our ability to issue additional shares of preferred stock and some provisions of our articles of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.

OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended September 30, 2003, the market price of our common stock has been as high as $9.59, which is the highest market price our common stock has had over the course of the year ended September 30, 2003, and as low as $3.20. Additionally, over the course of the year ended September 30, 2003, the market price of our common stock has been as low as $1.09. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

WE HAVE NOT PAID AND DO NOT CURRENTLY PLAN TO PAY DIVIDENDS, AND YOU MUST LOOK TO PRICE APPRECIATION ALONE FOR ANY RETURN ON YOUR INVESTMENT.

Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. All of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements and Supplementary Data are listed under "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS  AND  PROCEDURES

As of September 30, 2003, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with its Securities and Exchange Commission disclosure obligations. As of September 30, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  officers  and  directors  of  ECHO  are:

                                                                        Date first became
          Name                                      Position           Officer or Director
          --------------------------------  -------------------------  -------------------
          Joel M. Barry                     Chairman of the Board,             1986
                                            Chief Executive Officer,

          Alice L. Cheung                   Chief Financial Officer,           1996
                                            Treasurer

          Alex Seltzer                      Chief Operating Officer/           2002
                                            Chief Information Officer

          Jesse Fong                        Vice President                     1994

          David Griffin                     Vice President                     1990

          Sharat Shankar                    Vice President                     2003

          Rick Slater                       Vice President                     1998

          Patricia M. Williams              Vice President                     1997

          Jack Wilson                       Vice President                     1994

          Donna L. Rehman                   Corporate Secretary                1990

          Aristides W. Georgantas[1][2][3]  Director                           1999

          Carl R. Terzian[1][2][3]          Director                           2002

          Herbert L. Lucas [1][2][3]        Director                           1991

          _______________________________________
          [1]  Member,  Audit  Committee
          [2]  Member,  Nominating  Committee
          [3]  Member,  Executive  Compensation  Committee

JOEL M. BARRY, age 53, has been a Director of ECHO since July 1986, and Chairman of the Board since December 1986. Mr. Barry served as Chief Financial Officer from May 1987 to June 1990, and Executive Vice President from October 1987 to June 1990, when he was designated Chief Executive Officer of ECHO. Mr. Barry is also a Director and Chief Executive Officer of the MerchantAmerica and XPRESSCHEX, Inc. wholly-owned subsidiaries. From August 1981 to June 1991, Mr. Barry was a lecturer and investment counselor for Dynamic Seminars, a firm he founded in 1981, and Basics Financial Planning and Investments, a firm he founded in 1983. From 1972 to 1974, Mr. Barry owned and operated a recording business and from 1975 to 1981 was employed as the Director of Marketing and Sales with Financial Dynamics, a financial planning firm located in Covina, California. Mr. Barry attended Oklahoma State University from 1969 to 1970, majoring in Accounting and Ozark Bible College from 1970 to 1972, majoring in music.

ALICE L. CHEUNG, age 46, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining ECHO, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

JESSE FONG, age 52, has served as Vice President of Information Systems since September 1994. Mr. Fong joined ECHO in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 55, has served as Vice President of Check Guarantee since October 2001. Previous to this capacity, he was Vice President of Check Services for ECHO from June 1990 to October 2001 and Vice President of Operations from January 1986 until September 1989, at which time he became a consultant to ECHO. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

ALEX SELTZER, age 51, joined ECHO in August 2002 as Chief Operating Officer and Chief Information Officer. Prior to joining ECHO, Mr. Seltzer was the CIO and co-founder of Online Resources Corporation, an e-financial services outsourcer providing home banking, bill payment, and integrated third-party financial services to small and medium-sized U.S. banks. Mr. Seltzer holds a BS degree in Applied Math and Computer Science from MIT in Cambridge, Massachusetts and an MBA from Stanford Graduate School of Business in Stanford, California.

SHARAT SHANKAR, age 33, joined ECHO in June 2003 as Vice President of Risk Management and Business Intelligence. Prior to joining ECHO, Mr. Shankar worked at TeleCheck for approximately eight years where he held a variety of positions leading up to Vice President of Risk Management. Prior to TeleCheck, Mr. Shankar held positions at MetLife as well as Hong Kong and Shanghai Bank, Madras, India. Mr. Shankar holds a Bachelor of Commerce degree from Loyola College, India, and a Master of Business Administration degree from James Madison University, Virginia.

RICK SLATER, age 43, joined ECHO in May 1995 as Vice President of Computer Based Controls, Inc. (CBC). Mr. Slater was appointed President of CBC in December 1995, Vice President of ECHO in November 1998 and Chief Technology Officer in October 1999. Prior to joining ECHO, Mr. Slater was President of Slater Research, which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. Prior to this position, Mr. Slater served as a group leader at Aiken Advanced Systems. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

PATRICIA M. WILLIAMS, age 38, joined ECHO in September 1996, serving as Director of Program Management, Ms. Williams was appointed Vice President of Corporate Program Management in October 1997 and Vice President of Check Services in October 2001. In June of 2003, Ms. Williams was appointed to the position of Vice President of Sales and Marketing. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles. Ms. Williams holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 59, has served as Vice President of Merchant Services since June 1994 and was Director of Bankcard Relations for ECHO from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

DONNA  L.  REHMAN,  age  54,  joined  ECHO  in  1988 and has served as Corporate
Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

ARISTIDES W. GEORGANTAS, age 59, has served as a Director since February 1999. Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank's Global Asset Management/Private Banking Division. He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Trust Company, the Foundation for Public Broadcasting in New Jersey, and Mathematica Policy Research, Inc. Mr. Georgantas is a graduate of the University of Massachusetts and the Columbia University Graduate School of Business.

HERBERT L. LUCAS, age 77, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Nutraceutix, and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul
Getty Trust, the Los Angeles County Museum of Art, and Winrock International Institute for Agricultural Research and Development. He was formerly a member of the Board of Trustees of Princeton University.

CARL R. TERZIAN, age 68, has served as a Director since December, 2002. Mr. Terzian graduated magna cum laude from the University of Southern California in 1957. Following his USC education, Mr. Terzian served as an international good will ambassador for President Eisenhower and Secretary of State John Foster Dulles; director of public and church relations for the Lutheran Hospital
Society of Southern California; civic affairs consultant to the California savings and loan industry; and dean and professor of government and speech at Woodbury University. In 1965, Mr. Terzian joined Charles Luckman Associates, an architectural firm, to handle its public relations throughout the United States and worldwide and began his own public relations firm, Carl Terzian Associates, in 1969. Mr. Terzian currently serves as a director on the board of Transamerica Investors, Inc. and Mercantile National Bank along with various non-profit boards, commissions, advisory groups, and task forces.

All directors are to be elected to specific terms, from one year to three years, by the stockholders and serve until the next annual meeting or until their terms have expired. The Annual Meeting of Stockholders was held on February 3, 2003, and the election of directors was held at that time.

CODE  OF  ETHICAL  CONDUCT

Our Board of Directors recently adopted a Code of Ethical Conduct (the "Code of Conduct"). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.echo-inc.com.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

Our Board of Directors has determined that Aristides W. Georgantas, the Chairman of the Audit Committee of the Board of Directors, is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Mr. Georgantas is "independent" for purposes of Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

IDENTIFICATION  OF  AUDIT  COMMITTEE

Our Board of Directors has a separately standing Audit Committee. The Audit Committee currently consists of Messrs. Herbert L. Lucas, Jr., Aristides W. Georgantas, and Carl R. Terzian. Messrs. Lucas, Georgantas and Terzian are "independent directors" within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee's primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2003, all of our executive officers and directors complied with all Section 16(a) filing requirements. To our knowledge, based upon our review of Schedules 13D and 13G filed with the Securities and Exchange Commission, no individual has beneficial ownership or control over 10% or more of our outstanding Common Stock.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid and stock options offered by us to our Chief Executive Officer and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during the fiscal years ended September 30, 2003, 2002 and 2001 (together with the Chief Executive Officer, the "Named Executive Officers").


SUMMARY  COMPENSATION  TABLE

                                                         Annual         Long  Term
                                                      Compensation     Compensation
                                                      ------------     ------------
                                                                        Securities
                        Capacities in                                   Underlying
Name                    Which Served      Year    Salary [1]   Bonus    Options [2]  Other [3]
--------------------  -----------------  -------  ----------  -------  ------------  ---------

Joel M. Barry         Chairman/Chief        2003  $  223,125  $   -0-        40,000        -0-
                      Executive Officer     2002     209,000      -0-        50,000        -0-
                                            2001     203,000   25,500        12,500        -0-

Alex Seltzer          Chief Information     2003  $  148,295  $   -0-         5,000  $   2,250
                      Officer/Chief         2002      14,230      -0-        50,000        -0-
                      Operating Officer     2001         -0-      -0-           -0-        -0-

Alice L. Cheung       Chief Financial       2003  $  125,500  $15,000        15,000      4,175
                      Officer/Treasurer     2002     110,500   11,500         5,000      3,450
                                            2001     104,750   10,000         5,000      2,600

Rick Slater           Vice President        2003  $  121,600  $ 5,000         2,500      2,512
                                            2002     119,000    5,000         5,000      1,450
                                            2001     117,850    7,000         2,500        600

Jack Wilson           Vice President        2003  $  111,190  $15,000        15,000      2,998
                                            2002     103,750   16,500         5,000      2,250
                                            2001      91,250   10,000         7,500      2,600


Patricia M. Williams  Vice President        2003  $  111,190  $15,000        15,000        -0-
                                            2002     103,750   16,500        10,000      3,000
                                            2001      96,500   10,000        10,000      2,400

Jesse Fong            Vice President        2003  $   98,880  $ 4,000         2,500  $   2,526
                                            2002      94,000    5,000         5,000      2,540
                                            2001      93,400    4,000         2,500      2,396

_______________________

[1] We provide Mr. Barry and Mr. Wilson with an automobile. There has been no compensation paid other than that indicated in the above table.
[2] None of these options have been exercised (see "Stock Option Plan"). [3] Represents our match of contributions to our 401(k) Plan. We contribute 25%
     of  each  employee's  contribution  to  the  401(k)  Plan.


FISCAL  2003  OPTION  GRANTS  TABLE

The following table sets forth the stock options granted to our Chief Executive Officer and each of its executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during fiscal 2003. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. We have chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of our stock at a future date, which may or may not correspond to projections below.

                                                                              Potential Realization
                                                                                Value at Assumed
                                                                                 Annual Rates of
                                     Percent of                                    Stock Price
                                   Total Granted     Exercise                   Appreciation for
                       Options    to Employees in     Price     Expiration        Option Term
                                                                            --------------------------
Name                  Granted[1]    Fiscal Year     per share      Date         5%            10%
--------------------  ----------  ----------------  ----------  ----------  -----------  -------------
Joel M. Barry             40,000            16.80%  $     2.31    02/03/13  $   25,600   $     56,400
Alex Seltzer               5,000             2.10%  $     1.30    12/09/12  $    1,800   $      3,950
Alice L. Cheung           15,000             6.30%  $     1.30    12/09/12  $    5,400   $     11,850
Rick Slater                2,500             1.05%  $     1.30    12/09/12  $      900   $      1,975
Jack Wilson               15,000             6.30%  $     1.30    12/09/12  $    5,400   $     11,850
Patricia M. Williams      15,000             6.30%  $     1.30    12/09/12  $    5,400   $     11,850
Jesse Fong                 2,500             1.05%  $     1.30    12/09/12  $      900   $      1,975

___________________

[1] All options vest in five equal annual installments beginning 12 months following the date of the grant.

AGGREGATED  OPTION/SAR  EXERCISES  AND  FISCAL-YEAR  OPTION/SAR  VALUE  TABLE

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2003 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers as of the fiscal year ended September 30, 2003.

                                                              Value of
                                               Number of     unexercised
                        Shares                unexercised   in-the-money
                      acquired on    Value    options/SARS  Options/SARS
Name                   exercise    realized    at FY-end    at FY-end[1]
--------------------  -----------  ---------  ------------  -------------
Joel M. Barry              32,500  $  40,018       222,500  $     891,000
Alice L. Cheung             5,000  $     -0-        57,500  $     230,050
Jesse Fong                    -0-  $     -0-        21,500  $      69,240
Alex Seltzer                  -0-  $     -0-        55,000  $     316,200
Rick Slater                10,000  $  24,406        40,000  $     165,500
Jack Wilson                 7,500  $  39,450        45,000  $     195,250
Patricia M. Williams        4,000  $  17,020        55,000  $     204,860

_____________________

[1] Based on the closing sales price of the Common Stock on September 30, 2003 of $7.04 per share, less the option exercise price.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information concerning our equity compensation plans as of September 30, 2003.

                                                                 (c) Number of securities
                        (a) Number of                             remaining available for
                      securities to be                             future issuance under
                         issued upon      (b) Weighted-average      equity compensation
                         exercise of        exercise price of      (excluding securities
Plan Category        outstanding options   outstanding options   reflected in column (a))
-------------------  -------------------  ---------------------  -------------------------
Equity compensation
plans approved by
security holders[1]        808,875                 $3.39                  614,500

_____________________

[1] Plan represents the Officers and Key Employees Incentive Stock Option Plan, which expired in May 2002, and our 2003 Incentive Stock Option Plan.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

No interlocking relationship exists between our Board of Directors or Executive Officers Compensation Committee and the board of directors or compensation committee of any other company.

DIRECTOR  COMPENSATION

Each outside director received $28,000 and 3,031 shares of Common Stock in fiscal 2003; $15,000 and 6,912 shares of Common Stock in fiscal 2002; and $15,000 and 3,750 shares of Common Stock in fiscal 2001. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

EMPLOYMENT  AGREEMENTS

None.

BONUS, PROFIT-SHARING AND OTHER REMUNERATION PLANS AND PENSION AND RETIREMENT PLANS

We have established a bonus program to reward extraordinary performance that exceeds pre-set goals established for executive officers and key personnel. We believe that such a bonus program provides the incentive to exceed such goals, thereby building shareholder value.

We have a contributory 401(K) Retirement Pension Plan, which covers all employees who are qualified under the plan provisions.

STOCK  OPTION  PLAN

On May 13, 1992, our Board of Directors authorized adoption of an Officers and Key Employees Incentive Stock Option Plan (the "1992 Plan"), ratified by the shareholders at the Annual Meeting held July 10, 1992. The 1992 Plan provided for the issuance of up to 81,250 shares of our Common Stock to be subject to stock options, each to purchase one share of the Common Stock for $3.40 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like.

On November 18, 1996, our Board of Directors authorized an increase in the 1992 Plan to 843,750 shares to be subject to stock options, which action was ratified by the shareholders at the Annual Meeting held in February 1997.

On February 4, 1999, our Board of Directors authorized an increase in the 1992 Plan to 1,343,750 shares to be subject to stock options, which action was ratified by the shareholders at the Annual Meeting held in February 1999.

On  May  13,  2002,  the  1992  Plan  expired.

On July 25, 2002, the Board of Directors authorized adoption of the 2003 Incentive Stock Option Plan (the "2003 Plan"), subject to shareholder approval. On February 3, 2003, our shareholders approved adoption of the 2003 Plan at the Annual Meeting of Shareholders. The 2003 Plan provides for the issuance of up to 900,000 shares of our Common Stock to be subject to stock options, each to purchase one share of the Common Stock as may be determined on the date of grant by our Executive Compensation Committee, but which is no event may be less than 100% of the fair market value of our Common Stock on the date of grant.

With the exception of the foregoing, we have no stock option plans or other similar or related plans in which any of our officers or directors participate.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of November 20, 2003, there were 6,319,863 shares of our Common Stock outstanding. Based on a Schedule 13D/A filed with the Securities and Exchange Commission, the following individual has beneficial ownership or control over 5% or more of our outstanding Common Stock:

                             Amount and           Percentage of
                        Nature of Beneficial  Outstanding Stock[1]
Name and Address             Ownership             At 11/20/03
----------------------  --------------------  ---------------------

Melvin Laufer                 400,000                 6.82%
136 Beach 140th Street
Far Rockaway, NY 11694

The following table sets forth the number of shares of Common Stock owned beneficially by our (i) directors, (ii) the Named Executive Officers (as defined below), and (iii) the executive officers and directors as a group, as of the record date, December 15, 2003. Such figures are based upon information furnished by the persons named.

                                  Amount and           Percentage of
                             Nature of Beneficial  Outstanding Stock[1]
Name and Address                  Ownership             At 11/20/03
---------------------------  --------------------  ---------------------
Joel M. Barry                     290,619[2]                4.44%
730 Paseo Camarillo
Camarillo, CA 93010

Alice L. Cheung                    67,000[2]                1.05%
730 Paseo Camarillo
Camarillo, CA 93010

Jesse Fong                         22,778[2]                0.36%
730 Paseo Camarillo
Camarillo, CA 93010

Alex Seltzer                       62,900[2]                0.99%
730 Paseo Camarillo
Camarillo, CA 93010

Rick Slater                        40,500[2]                0.64%
730 Paseo Camarillo
Camarillo, CA 93010

Patricia M. Williams               55,675[2]                0.87%
730 Paseo Camarillo
Camarillo, CA 93010

Jack Wilson                        49,045[2][4]             0.77%
730 Paseo Camarillo
Camarillo, CA 93010

Aristides W. Georgantas            16,521                   0.26%
180 Springdale Road
Princeton, NJ  08540

Herbert L. Lucas, Jr.              27,408[3]                0.43%
12011 San Vicente Blvd.
Los Angeles, CA 90049

Carl R. Terzian                     3,031                   0.05%
12400 Wilshire Blvd.
Los Angeles, CA 90025

All officers and directors
as a group (13 persons) [5]       719,163                  10.43%

______________________________


     [1] Outstanding Common Shares with effect given to individual shareholder's exercise of stock options described in footnotes 2 through 4.
     [2] Includes stock options according to the terms of the Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares for the following individuals could be acquired within 60 days through the exercise of stock options: Joel M. Barry, 153,000 shares; Alice Cheung, 40,000 shares; Jesse Fong, 15,000 shares; Alex Seltzer, 11,000 shares; Rick Slater, 33,000 shares; Patricia Williams, 32,000 shares; and Jack Wilson, 26,000 shares. See "Item 11. Executive Compensation".
     [3] Includes 17,972 shares indirectly owned by Mr. Lucas through a trust for his wife.
     [4]  Includes  530  shares indirectly owned by Mr. Wilson through his wife.
     [5] Includes shares and stock options according to the terms of the Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares for the following individuals could be acquired within 60 days through the exercise of stock options: David Griffin, 18,000 shares; Sharat Shankar, 0 shares; and Donna Rehman, 4,900 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related-party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT  FEES

PricewaterhouseCoopers, LLP, our independent accountants ("PricewaterhouseCoopers") billed us an aggregate of approximately $113,000 and $111,000 in fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2003 and September 30, 2002, respectively, and the reviews of the financial statements included in our Form 10-Q's for fiscal 2003 and 2002.

AUDIT-RELATED  FEES

PricewaterhoueCoopers billed us an aggregate of approximately $7,000 and $3,000 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended September 30, 2003 and September 30, 2002, respectively, and the reviews of the financial statements included in our Form 10-Q's for fiscal 2003 and 2002.

TAX  FEES

PricewaterhouseCoopers billed us an aggregate of approximately $0 and $3,000 in fees for tax compliance, tax advice, and tax planning services for the fiscal years ended September 30, 2003 and 2002.

ALL  OTHER  FEES

PricewaterhouseCoopers billed us an aggregate of approximately $0 and $42,000 for all other services performed in fiscal 2003 and 2002, respectively. These other services consisted primarily of litigation support and consulting services.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended September 30, 2002 and 2003, respectively, our Audit Committee pre-approved 100% of the services described above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)  The  following  documents  are  filed  as  part  of  this  report:

     (1)  Consolidated Financial Statements
                                                                              Page
                                                                              ----

          Report of Independent Auditors  . . . . . . . . . . . . . . . . .   F-1

          Consolidated Balance Sheets at September 30, 2003 and 2002  . . .   F-2

          Consolidated Statements of Operations for each of the three years
          in the period ended September 30, 2003  . . . . . . . . . . . . .   F-3

          Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended September 30, 2003 F-4

          Consolidated Statements of Cash Flows for each of the three years
          in the period ended September 30, 2003  . . . . . . . . . . . . .   F-5

          Notes to Consolidated Financial Statements  . . . . . . . . . . .   F-6

     (2)  Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts and Reserves  . .   S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports  on  Form  8K  for  fourth  quarter  ending  September  30,  2003:

Current Report on Form 8-K dated August 4, 2003, filed with the Securities and Exchange Commission on August 7, 2003.

(c)  Exhibits:

Exhibit
 Number  Description of Document
-------  -----------------------

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


10.44    Copy of Electronic Check Services Agreement between Electronic Clearing House, Inc. and National
         Bank Drafting Systems, Inc., dated May 17, 2000.[6]
10.46    Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between
         Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
10.47    Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services
         Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1,
         2000.[6]
10.48    Copy of POS Check Third Party Services Agreement between Visa U.S.A., Inc. and Electronic
         Clearing House, Inc., dated December 12, 2000.[7]
10.49    Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing
         House, Inc., dated April 19, 2001. [7]
10.50    Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc.,
         dated October 1, 2001. [7]
10.51    Copy of First Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A.,
         Inc. and Electronic Clearing House, Inc. dated December 12, 2000. [8]
10.52    Copy of Second Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [8]
10.53    Copy of Third Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [8]
10.54    Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [9]
10.55    Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [9]
10.56    Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family
         Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010.
21.0     Subsidiaries of Registrant. [2]
24.1     Power of Attorney [10]
31.1     Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2     Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1     Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.2     Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
_______________________

 [1]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1988 and incorporated herein by reference.
 [2]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1989 and incorporated herein by reference.
 [3]     Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
 [4]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 1997 and incorporated herein by reference.
 [5]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 1999 and incorporated herein by reference.
 [6]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 2000 and incorporated herein by reference.
 [7]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 2001 and incorporated herein by reference.
 [8]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 2002 and incorporated herein by reference.
 [9]     Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
[10]     Included on signature page.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



          ELECTRONIC  CLEARING  HOUSE,  INC.


          By:  /s/ Joel  M.  Barry
               -----------------------------------
                Joel  M.  Barry,  Chief  Executive
                Officer  and  Chairman

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Joel M. Barry and Alice L. Cheung, and each of them, as their true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                      TITLE                        DATE
-----------------------------  ---------------------------       -----------------

/s/  Joel M. Barry             Chairman of the Board          )  December 26, 2003
-----------------------------  and Chief Executive Officer    )
     Joel M. Barry                                            )
                                                              )
                                                              )
/s/  Aristides W. Georgantas   Director                       )
-----------------------------                                 )
     Aristides W. Georgantas                                  )
                                                              )
                                                              )
/s/  Herbert L. Lucas, Jr.     Director                       )
-----------------------------                                 )
     Herbert L. Lucas, Jr.                                    )
                                                              )
                                                              )
/s/  Carl R. Terzian           Director                       )
-----------------------------                                 )
     Carl R. Terzian                                          )
                                                              )
                                                              )
/s/  Alice L. Cheung           Chief Financial Officer        )
-----------------------------  and Treasurer                  )
     Alice L. Cheung                                          )
                                                              )
                                                              )
/s/ Marjan Hewson              Controller                     )
-----------------------------
    Marjan Hewson                                             )

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
and Stockholders of
Electronic Clearing House, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 41 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, effective October 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" and changed its method of accounting for goodwill.



/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles
DECEMBER 5, 2003


                                       F1

                                  ELECTRONIC CLEARING HOUSE, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    ---------------------------


                                                                               September 30,
                                                                       ---------------------------
                                                                           2003           2002
                                                                       -------------  ------------

                                              ASSETS
                                              ------

Current assets:
  Cash and cash equivalents                                            $  5,641,000   $ 2,409,000
  Restricted cash                                                           977,000       906,000
  Settlement receivable                                                     717,000       148,000
  Accounts receivable less allowance of $91,000 and $431,000              1,918,000     1,596,000
  Prepaid expenses and other assets                                         307,000       403,000
  Deferred tax asset                                                         86,000       266,000
                                                                       -------------  ------------

Total current assets                                                      9,646,000     5,728,000

Noncurrent assets:
  Property and equipment, net                                             2,928,000     2,248,000
  Software, net                                                           4,445,000     2,853,000
  Deferred tax asset                                                      1,256,000     2,018,000
  Other assets less accumulated amortization of $305,000 and $259,000       500,000       637,000
  Goodwill, net                                                                 -0-     4,707,000
                                                                       -------------  ------------

        Total assets                                                   $ 18,775,000   $18,191,000
                                                                       =============  ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
  Short-term borrowings and current portion of
     long-term debt                                                    $    901,000   $   515,000
    Accounts payable                                                        779,000       201,000
    Settlement payable                                                    3,429,000       729,000
    Accrued expenses                                                      1,336,000       987,000
    Deferred income                                                             -0-        62,000
                                                                       -------------  ------------

        Total current liabilities                                         6,445,000     2,494,000

Long-term debt                                                            1,961,000     2,159,000
                                                                       -------------  ------------

        Total liabilities                                                 8,406,000     4,653,000
                                                                       -------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 shares authorized;
    5,920,174 and 5,835,331 shares issued; 5,881,906 and 5,796,062
    shares outstanding                                                       59,000        58,000
Additional paid-in capital                                               21,641,000    21,435,000
Accumulated deficit                                                     (10,865,000)   (7,486,000)
Less treasury stock at cost, 38,269 and 39,269 common shares               (466,000)     (469,000)
                                                                       -------------  ------------

        Total stockholders' equity                                       10,369,000    13,538,000
                                                                       -------------  ------------
        Total liabilities and stockholders' equity                     $ 18,775,000   $18,191,000
                                                                       =============  ============

          See accompanying notes to consolidated financial statements.


                                       F2

                                     ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -------------------------------------


                                                                         Year ended September 30,
                                                                         ------------------------
                                                                    2003          2002          2001
                                                                ------------  ------------  ------------
REVENUES:
     Processing revenue                                         $21,151,000   $16,363,000   $14,719,000
     Transaction revenue                                         19,162,000    16,526,000    14,377,000
     Other revenue                                                  323,000       402,000       847,000
                                                                ------------  ------------  ------------
                                                                 40,636,000    33,291,000    29,943,000
                                                                ------------  ------------  ------------

COSTS AND EXPENSES:
     Processing and transaction expense                          26,360,000    22,747,000    19,239,000
     Other operating costs                                        3,358,000     3,012,000     2,887,000
     Research and development expense                             1,405,000     1,719,000     1,070,000
     Selling, general and administrative expenses                 7,088,000     6,493,000     5,760,000
     Amortization expense - goodwill                                    -0-       489,000       424,000
     Legal settlement                                                   -0-     2,500,000           -0-
                                                                ------------  ------------  ------------

                                                                 38,211,000    36,960,000    29,380,000
                                                                ------------  ------------  ------------

Income (loss) from operations                                     2,425,000    (3,669,000)      563,000
Interest income                                                      28,000        55,000       187,000
Interest expense                                                   (200,000)     (129,000)      (81,000)
Gain on sale of asset                                                   -0-           -0-       350,000
                                                                ------------  ------------  ------------

Income (loss) before (provision) benefit for income taxes
and cumulative effect of an accounting change                     2,253,000    (3,743,000)    1,019,000

(Provision) benefit for income taxes                               (925,000)    1,367,000      (585,000)
                                                                ------------  ------------  ------------

Income (loss) before cumulative effect of an accounting change    1,328,000    (2,376,000)      434,000
Cumulative effect of an accounting change to adopt SFAS 142      (4,707,000)          -0-           -0-
                                                                ------------  ------------  ------------

Net (loss) income                                               $(3,379,000)  $(2,376,000)  $   434,000
                                                                ============  ============  ============

Basic net (loss) earnings per share
     Before cumulative effect of accounting change              $      0.23   $     (0.41)  $      0.07
     Cumulative effect of accounting change                           (0.81)          -0-           -0-
                                                                ------------  ------------  ------------
     Basic net (loss) earnings per share                        $     (0.58)  $     (0.41)  $      0.07
                                                                ============  ============  ============

Diluted net (loss) earnings per share
     Before cumulative effect of accounting change              $      0.22   $     (0.41)  $      0.07
     Cumulative effect of accounting change                           (0.78)          -0-           -0-
                                                                ------------  ------------  ------------
     Diluted net (loss) earnings per share                      $     (0.56)  $     (0.41)  $      0.07
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


                                       F3

                                                 ELECTRONIC CLEARING HOUSE, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ----------------------------------------------------------


                                                         Stock
                                            ---------------------------------           Additional
                                                                                          Paid-in    Treasury   Accumulated
                                            Treasury     Common    Preferred   Amount     Capital      Stock      Deficit
                                            ---------  ----------  ----------  -------  -----------  ---------  ------------


Balance at September 30, 2000                 39,275   5,471,983      25,000   55,000   20,638,000   (469,000)   (5,544,000)

Exercise of stock options                                 15,000                            47,000
Issuance of common stock to
 outside directors                                        11,250                            45,000
Issuance of common stock - acquisition                    21,166                            85,000
Issuance of performance stock                            375,000                4,000      776,000
Issuance of treasury stock                        (6)
Exchange of stock for note receivable                    (85,304)              (1,000)    (331,000)
Net income                                                                                                          434,000
                                            ---------  ----------  ----------  -------  -----------  ---------  ------------

Balance at September 30, 2001                 39,269   5,809,095      25,000   58,000   21,260,000   (469,000)   (5,110,000)

Exercise of stock options                                  5,500                            11,000
Issuance of common stock to
  outside directors                                       20,736                            45,000
Conversion of preferred to common                         25,000     (25,000)
Exchange of stock for note receivable                    (25,000)                          (54,000)
Tax benefit from exercise of stock options                                                 173,000
Net loss                                                                                                         (2,376,000)
                                            ---------  ----------  ----------  -------  -----------  ---------  ------------

Balance at September 30, 2002                 39,269   5,835,331         -0-   58,000   21,435,000   (469,000)   (7,486,000)

Exercise of stock options                                 75,750                1,000      157,000
Issuance of common stock to
  outside directors                                        9,093                            21,000
Issuance of stock for equipment purchase      (1,000)                                                   3,000
Expense related to stock option
  issuance                                                                                  28,000
Net loss                                                                                                         (3,379,000)
                                            ---------  ----------  ----------  -------  -----------  ---------  ------------

Balance at September 30, 2003                 38,269   5,920,174         -0-   59,000   21,641,000   (466,000)  (10,865,000)
                                            =========  ==========  ==========  =======  ===========  =========  ============



                                               Total
                                            -----------


Balance at September 30, 2000               14,680,000

Exercise of stock options                       47,000
Issuance of common stock to
 outside directors                              45,000
Issuance of common stock - acquisition          85,000
Issuance of performance stock                  780,000
Issuance of treasury stock                         -0-
Exchange of stock for note receivable         (332,000)
Net income                                     434,000
                                            -----------

Balance at September 30, 2001               15,739,000

Exercise of stock options                       11,000
Issuance of common stock to
  outside directors                             45,000
Conversion of preferred to common
Exchange of stock for note receivable          (54,000)
Tax benefit from exercise of stock options     173,000
Net loss                                    (2,376,000)
                                            -----------

Balance at September 30, 2002               13,538,000

Exercise of stock options                      158,000
Issuance of common stock to
  outside directors                             21,000
Issuance of stock for equipment purchase         3,000
Expense related to stock option
  issuance                                      28,000
Net loss                                    (3,379,000)
                                            -----------

Balance at September 30, 2003               10,369,000
                                            ===========


          See accompanying notes to consolidated financial statements.


                                       F4

                                  ELECTRONIC CLEARING HOUSE, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------


                                                                  Year ended September 30,
                                                                  ------------------------
                                                              2003          2002          2001
                                                          ------------  ------------  ------------
Cash flows from operating activities:
 Net (loss) income                                        $(3,379,000)  $(2,376,000)  $   434,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
 Depreciation                                                 512,000       480,000       384,000
 Amortization of software                                   1,081,000       697,000       537,000
 Amortization of goodwill                                         -0-       489,000       414,000
 Provisions for losses on accounts and notes receivable        67,000       302,000       326,000
 Provision for obsolete inventory                             110,000       300,000           -0-
 Write-down of real estate                                     55,000       100,000           -0-
 Fair value of stock issued in connection
  with director's compensation                                 21,000        45,000        45,000
 Deferred income taxes                                        942,000    (1,375,000)      436,000
 Stock option compensation                                     28,000           -0-           -0-
 Legal settlement                                                 -0-     1,300,000           -0-
 Gain (loss) on sale of asset                                  16,000           -0-      (350,000)
 Cumulative effect of an accounting change                  4,707,000           -0-           -0-
Changes in assets and liabilities:
 Restricted cash                                              (71,000)      504,000      (393,000)
 Accounts receivable                                         (389,000)     (226,000)     (307,000)
 Settlement receivable                                       (569,000)      (42,000)          -0-
 Accounts payable                                             578,000        66,000        15,000
 Settlement payable                                         2,700,000       111,000       448,000
 Accrued expenses                                             349,000      (376,000)      349,000
 Prepaid expenses                                             (76,000)       63,000        11,000
                                                          ------------  ------------  ------------
 Net cash provided by operating activities                  6,682,000        62,000     2,349,000
                                                          ------------  ------------  ------------
Cash flows from investing activities:
 Other assets                                                 (51,000)      (81,000)     (458,000)
 Purchase of equipment                                       (664,000)     (253,000)     (280,000)
 Purchased and capitalized software                        (2,627,000)   (1,501,000)   (1,124,000)
 Proceeds from sale of asset                                   71,000           -0-       350,000
 Cash used in acquisition                                         -0-           -0-      (169,000)
                                                          ------------  ------------  ------------

 Net cash used in investing activities                     (3,271,000)   (1,835,000)   (1,681,000)
                                                          ------------  ------------  ------------

Cash flows from financing activities:
 Proceeds from issuance of notes payable                      292,000           -0-           -0-
 Repayment of notes payable                                  (177,000)     (151,000)     (130,000)
 Repayment of capitalized leases                             (452,000)     (215,000)      (47,000)
 Proceeds from sales and leaseback of equipment                   -0-       390,000           -0-
 Proceeds from exercise of stock options                      158,000        11,000        47,000
 Repurchase of common stock                                       -0-           -0-      (332,000)
                                                          ------------  ------------  ------------

 Net cash (used in) provided by financing activities         (179,000)       35,000      (462,000)
                                                          ------------  ------------  ------------

Net increase (decrease) in cash                             3,232,000    (1,738,000)      206,000
Cash and cash equivalents at beginning of period            2,409,000     4,147,000     3,941,000
                                                          ------------  ------------  ------------

Cash and cash equivalents at end of period                $ 5,641,000   $ 2,409,000   $ 4,147,000
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
-------------------------------------------------------------------------------

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The Company provides bank card authorizations, electronic deposit services, check guarantee, check verification, check conversion, and check collection services. In addition, the Company sells electronic terminals for use by its customers and other processing companies.

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

Chargeback  Losses
------------------

Chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. The Company records a provision for estimated chargeback losses at the time bankcard transactions are processed. A reserve is estimated based upon a historically-determined percentage of gross credit card processing volume and actual losses experienced.

Settlement  Receivable/Payable
------------------------------

Settlement receivable/payable results from timing differences in the Company's settlement process with merchants. These timing differences are primarily due to the timing between the funds received in the Company's bank accounts and settlement payments made to the merchants.

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


                                       F6

-------

          Building                            39 years
          Computer equipment and software    3-5 years
          Furniture, fixtures and equipment    5 years
          Building improvements               10 years

Other  Assets
-------------

Other Assets consist primarily of deposits and intangible assets such as patents and trademarks. Costs related to obtaining a patent and trademark are capitalized and amortized over the estimated life of the patent and trademark. Disclosures regarding intangible assets as required under SFAS No. 142 are included in Note 6.

Software  Development  Costs
----------------------------

Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with the software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstance indicates that its carrying amount may not be recoverable. Capitalized software development costs are amortized using the straight-line method over the lesser of three years or estimated useful life.

Costs incurred to establish the technological feasibility of software and other computer software maintenance costs are recorded as research and development costs and are charged to expense when incurred.

Goodwill
--------

Goodwill represents the excess of purchase price over net assets acquired in the acquisition of XPRESSCHEX and Rocky Mountain Retail Systems. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company adopted SFAS 142 in the first quarter of fiscal 2003. Based upon the evaluation findings, the Company determined that its goodwill was fully impaired and a non-cash charge equal to the goodwill carrying amount of $4.7 million was recognized during the first quarter of fiscal 2003. See Note 3.

Long-Lived  Assets
------------------

When circumstances warrant, the Company reviews its long-lived assets for impairment using estimated undiscounted future cash flows associated with such assets. An impairment loss would be determined as the difference between the fair values and the carrying amounts of the assets. Management believes no such impairment has occurred as of September 30, 2003.

Revenue  Recognition
--------------------

The Company earns revenue from services which include the following: debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. All of these services are performed pursuant to a contract with customers which states the terms and fixed price for all contracted services. The price of a service may be a fixed fee for each transaction (verification, conversion and check guarantee) and or a percentage of the transaction processed (check guarantee), depending on the service. At the time the guarantee revenue is recognized, the Company provides a reserve for estimated guarantee losses based upon its historical loss experience. The Company generally collects its fee at the time it processes the transaction and accordingly, collectibility is assured. Based on the Company's underwriting criteria and ongoing credit monitoring of customers, collectibility on service transactions is reasonably assured.

Revenue from debit and credit card (collectively called "bankcards") and transaction processing revenue is based on a percentage of the transaction value, commonly referred to as a discount fee on a credit and debit card transaction processed by the Company. In addition, there is a per transaction fee associated with each bankcard transaction which is charged to the merchant. The Company recognizes the processing and transaction revenue when the services are performed.


                                       F7

-------

Revenue from check guarantee is derived from a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. The Company recognizes revenue when the checks are processed at the point of sale. In the event a check is dishonored, the Company has the right to collect the full amount of the check from the check writer but has historically recovered approximately 60% of the guaranteed checks. The Company establishes a receivable from the delinquent check writer for the full amount of the guaranteed check. The Company establishes a reserve against these receivable based on historical loss experience. The check guarantee service also earns revenue based on fees collected from delinquent check writers, which collection fee is recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check verification is derived from fees collected from the merchants when a check is verified against the Company's positive and negative check database. This revenue is recognized when the transaction is processed, since the Company has no further performance obligations.

Revenue from check conversion is derived from fees collected from merchants to convert the paper check received by merchants into an ACH transaction, which allows the Company to settle the transaction electronically for the merchant. The Company recognizes the revenue related to check conversion fees when the services are performed.

Revenue from check re-presentment is derived from fees charged to check writers. Check re-presentment is a service that allows merchants to collect a paper check through the Automated Clearing House ("ACH") network after a check has previously been presented to the bank for collection unsuccessfully at least once. The fees earned from check writer are recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check collection is derived from collection activities performed on behalf of a merchant on uncollected checks. The merchant usually keeps the face amount of the uncollected checks if the collection effort is successful. The Company's revenue is derived from the collection fee collected from the check writer. If the Company refers the collection item to another collection agency, the Company will receive a fee from the collection agency upon its successful efforts. Collection fee revenue is recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from inventory tracking is derived from transactions fee for processing and tracking U-Haul's daily inventory activities. This revenue is recognized when the transaction is processed, since the Company has no further performance obligations.

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

Stock-Based  Compensation
-------------------------

The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123, as amended by SFAS No. 148.

The Company measures compensation expense for its employee stock-based compensation under APB 25. The Company provides pro-forma disclosures of net income and earnings per share as if a fair value method had been applied using the Black Scholes option pricing model. Therefore, pro forma compensation costs for employee stock and stock option awards is measured as the excess, if any, of the fair value of the common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method.


                                       F8

-------

The weighted average fair value of the options granted during the fiscal years ended September 30, 2003, 2002 and 2001 were $1.66, $1.52, and $1.89, respectively. Fair value was determined using the Black Scholes options pricing model. For options granted in fiscal 2003, the risk free interest rate was approximately 3%, the expected life was 3-5 years, the expected volatility was approximately 90.8%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2002, the risk free interest rate was approximately 4%, the expected life was 3-5 years, the expected volatility was approximately 90.6%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2001, the risk free interest rate was approximately 5%, the expected life was 3-5 years, the expected volatility was approximately 80.0% and the expected dividend yield was 0%, all calculated on a weighted average basis.

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation:

                                                                 September 30,
                                                      2003           2002          2001
                                                  -------------  -------------  -----------
Net (loss) income
          As reported                             $ (3,379,000)  $ (2,376,000)  $  434,000
          Total stock-based employee
          compensation expense determined
          under fair value-based method for
          all awards, net of related tax effects  $(   211,643)  $(   269,427)  $( 157,972)
                                                  -------------  -------------  -----------

Pro forma net (loss) income                       $ (3,590,643)  $ (2,645,427)  $  276,028
                                                  =============  =============  ===========

Basic (loss) earnings per share:
          As reported                             $      (0.58)  $      (0.41)  $     0.07
          Pro forma                               $      (0.62)  $      (0.46)  $     0.05

Diluted (loss) earnings per share:
          As reported                             $      (0.56)  $      (0.41)  $     0.07
          Pro forma                               $      (0.60)  $      (0.46)  $     0.05

Compensation expense is recognized in association with the issuance of stock options for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by an officer or director. Compensation expense is recorded over the vesting period.

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


                                       F9

NOTE  2  -  STATEMENT  OF  CASH  FLOWS:
--------------------------------------

                                 September 30
                                 ------------
                           2003      2002     2001
                         --------  --------  -------
Cash paid for:
  Interest               $200,000  $129,000  $81,000
  Income taxes              1,000   137,000   72,000

Significant  non-cash  transactions  for  fiscal  2003  are  as  follows:

     -    Capital  equipment  of  $525,000  was  acquired  under capital leases.

Significant  non-cash  transactions  for  fiscal  2002  are  as  follows:

     - A refund and tax credit totaling $173,000 was recognized due to the filing of amended tax returns for cashless options exercised in fiscal years 1999 and 2000.

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


NOTE  3  -  CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE:
----------------------------------------------------------------------

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

The Company has determined that it has two reporting units, which correspond to its two reportable business segments; the "Bankcard and Transaction Processing" unit and the "Check Related Products" unit. All of the Company's goodwill relates to business acquisition transactions, which apply exclusively to the Check Related Products unit. The Company completed the transitional impairment testing required by SFAS 142 in the first quarter of fiscal 2003. The Company determined the estimated fair value of its reporting units using a discounted cash flow technique and a market approach based upon the Company's total market capitalization as of October 1, 2002. Based upon the valuation findings, the Company determined that its goodwill was fully impaired and a non-cash charge equal to the goodwill carrying amount of $4.7 million was recognized in the


                                      F10

-------

Company's consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle. No income tax benefit has been recognized for this charge as the goodwill is not deductible for income tax purposes.

Had the provisions of SFAS No. 142 been applied for the years ended September 30, 2002 and September 30, 2001, the Company's net income before the cumulative effect of a change in accounting principle, and net income (loss) per share would have been as follows:

                                                      For the Fiscal Years Ended
                                                    2003          2002        2001
                                                ------------  ------------  --------
Net (loss) income, as reported                  $(3,379,000)  $(2,376,000)  $434,000

Add:
 Goodwill amortization                                  -0-       489,000    414,000
                                                ------------  ------------  --------
 Adjusted net (loss) income                     $(3,379,000)  $(1,887,000)  $848,000
                                                ============  ============  ========

Basic (loss) earnings per share, as reported    $     (0.58)  $     (0.41)  $   0.07
Effect of SFAS No. 142                                 0.81          0.08       0.07
                                                ------------  ------------  --------

Adjusted basic earnings (loss) per share        $      0.23   $     (0.33)  $   0.14
                                                ============  ============  ========

Diluted (loss) earnings per share, as reported  $     (0.56)  $     (0.41)  $   0.07
Effect of SFAS No. 142                                  .78          0.08       0.07
                                                ------------  ------------  --------
Adjusted diluted earnings (loss) per share      $      0.22   $     (0.33)  $   0.14
                                                ============  ============  ========

NOTE  4  -  PROPERTY  AND  EQUIPMENT:
------------------------------------

Property  and  equipment  are  comprised  of  the  following:

                                                         September  30
                                                         -------------
                                                      2003           2002
                                                  -------------  ------------
Land and building                                 $    880,000   $   880,000
Computer equipment                                   3,973,000     3,036,000
Furniture, fixtures and equipment                    1,240,000       995,000
Building improvements                                  291,000       281,000
Tooling equipment                                      285,000       285,000
Auto                                                    16,000        16,000
                                                  -------------  ------------
Cost                                                 6,685,000     5,493,000
Less:  accumulated depreciation and amortization   ( 3,757,000)   (3,245,000)
                                                  -------------  ------------

Net book value                                    $  2,928,000   $ 2,248,000
                                                  =============  ============

Included in property and equipment are assets under capital lease of $1,098,000 and $699,000 at September 30, 2003 and 2002, with related accumulated depreciation of $236,000 and $173,000, respectively. Amortization of assets recorded under capital leases is included with depreciation expense.


                                      F11

NOTE  5  -  SOFTWARE  COST
--------------------------

The following table sets forth information regarding the costs associated with software purchased and developed for internal use:

                                      September  30
                                      -------------
                                    2003          2002
                                ------------  ------------

Software cost                   $ 7,495,000   $ 4,868,000

Less: accumulated amortization   (3,050,000)   (2,015,000)
                                ------------  ------------

Net book value                  $ 4,445,000   $ 2,853,000
                                ============  ============

Included in software cost are assets under capital lease of $399,000 and $373,000 at September 30, 2003 and 2002, and related accumulated amortization of $109,000 and $51,000, respectively.

NOTE  6  -  INTANGIBLE  ASSETS
------------------------------

Intangible  assets  consist  of  the  following  at  September  30,  2003:

                                     Accumulated       Net
                            Cost    Amortization   Book Value
                          --------  -------------  -----------
Patents                   $173,000  $      68,000  $   105,000
Trademarks                 276,000         59,000      217,000
Other                      256,000        178,000       78,000
                          --------  -------------  -----------

                          $705,000  $     305,000  $   400,000
                          ========  =============  ===========

Intangible  assets  consist  of  the  following  at  September  30,  2002:

                                     Accumulated       Net
                            Cost    Amortization   Book Value
                          --------  -------------  -----------
Patents                   $173,000  $      58,000  $   115,000
Trademarks                 251,000         34,000      217,000
Other                      256,000        167,000       89,000
                          --------  -------------  -----------

                          $680,000  $     259,000  $   421,000
                          ========  =============  ===========

Amortization expense for the years ended September 30, 2003 and 2002 was $46,000 and $47,000 respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is as follows:

              Year Ending
              September 30:
              ------------

                 2004             $116,000
                 2005               38,000
                 2006               38,000
                 2007               38,000
                 2008               38,000


                                      F12

NOTE  7  -  INCOME  TAXES
-------------------------

The  (provision)  benefit for income taxes consists of the following components:

                                                        September  30
                                                        -------------
                                                 2003        2002         2001
                                              ----------  -----------  ----------
Current federal taxes                         $     -0-   $      -0-   $ (29,000)
Current state taxes                              (5,000)      (5,000)   (120,000)
Deferred taxes                                 (920,000)   1,372,000    (436,000)
                                              ----------  -----------  ----------

  Total (provision) benefit for income taxes  $(925,000)  $1,367,000   $(585,000)
                                              ==========  ===========  ==========

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

                                                              September  30
                                                              -------------
                                                         2003      2002     2001
                                                       --------  --------  ------
U.S. Federal statutory tax rate                        (34.00%)  (34.00%)  34.00%
Add (deduct):
Non-deductible goodwill                                  65.00%      4.3%   14.3%
State and local taxes                                      4.5%    (6.9%)    8.3%
All other                                                  2.2%      0.1%    0.8%
                                                       --------  --------  ------

Effective tax rate                                       37.70%  (36.50%)  57.40%
                                                       ========  ========  ======

Components  of  the  deferred  tax  asset  include:

                                                            September  30
                                                            -------------
                                                   2003         2002       2001
                                                -----------  ----------  --------
Deferred tax assets:
  Capitalized software                          $ (715,000)  $      -0-  $    -0-
  Reserve for bad debts                             35,000       34,000    25,000
  Inventory reserve                                    -0-      120,000     8,000
  Reserve on real estate                               -0-      160,000   109,000
  Inventory cost capitalized                        52,000       52,000    54,000
  State tax expense                                    -0-       39,000    41,000
  Installment note expense                         513,000      543,000       -0-
  Net operating loss carryforward                1,299,000    1,178,000   390,000
  Business tax credit                              113,000      113,000   113,000
  AMT credit                                        45,000       45,000    38,000
                                                -----------  ----------  --------
Total deferred tax assets                       $1,342,000   $2,284,000  $778,000
                                                ===========  ==========  ========

The Company has a federal net operating loss carryforward of $3,560,000, which expires in 2007 through 2022. The Company has not recorded a valuation allowance against deferred tax assets because it expects to have future taxable income to recognize these assets.


                                      F13

NOTE  8  -  SHORT-TERM  BORROWINGS  AND  LONG-TERM  DEBT:
--------------------------------------------------------

Short-term  borrowings  and  long-term  debt  consist  of  the  following:

                                                                           September 30
                                                                           ------------
                                                                        2003         2002
                                                                     -----------  -----------

Long-term promissory note collateralized by corporate headquarters
 building, due March 25, 2017, bearing interest at 8% per annum      $1,229,000   $1,277,000

Term loan collateralized by corporate headquarters building,
 due February 15, 2009, bearing interest at 7.87% per annum             343,000      392,000

Term loan, collateralized by equipment, due 2005, bearing
 interest at prime rate, 4.00% at September 30, 2003                    107,000      187,000

Term loan, collateralized by various assets of the Company,
  due June 19, 2006, bearing interest at prime rate plus 1%, 5.00%
  at September 30, 2003                                                 292,000          -0-

Capital leases                                                          891,000      818,000
                                                                     -----------  -----------

                                                                      2,862,000    2,674,000
Less:  current portion                                                 (901,000)    (515,000)
                                                                     -----------  -----------

                                                                     $ 1,961,00   $2,159,000
                                                                     ===========  ===========

The weighted average interest rate on the prime rate term loans for the period they were outstanding during the year ended September 30, 2003 was 4.70%

One of the term loans contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements.
The Company has an $800,000 credit line with a bank which was unused during fiscal year 2003.

During November 2002, the Company negotiated a $500,000 lease line with a leasing company to fund certain computer equipment needs. The Company has financed $428,000 of computer equipment through this lease line as of September 30, 2003. In January 2003, an $800,000 line of credit and a $700,000 lease line for Oasis software installment payments were secured from First Regional Bank, at a borrowing rate of prime + 1%. The Company has drawn down $292,000 of the Oasis lease line as of September 30, 2003 and plans to complete the draw down when the various modules are delivered and accepted by the Company. In October 2003, the Company secured a $3 million credit line for working capital needs and a $1 million equipment lease line with Bank of the West.

Future  maturities  of  debt  are  as  follows:

     Fiscal year ended September 30
     ------------------------------

                2004                 $  901,000
                2005                    498,000
                2006                    237,000
                2007                    134,000
                2008                    146,000
                thereafter              946,000
                                     ----------
                                     $2,862,000
                                     ==========


                                      F14

NOTE  9  -  ACCRUED  EXPENSES:
-----------------------------

                                                      September 30
                                                      ------------
Accrued expenses are comprised of the following:     2003       2002
                                                  ----------  --------
Accrued bankcard fees                             $  178,000  $200,000
Accrued compensation and payroll taxes               535,000   281,000
Accrued communication costs                          215,000   234,000
Accrued professional fees                            168,000   115,000
Accrued commission                                    88,000   111,000
Other                                                152,000    46,000
                                                  ----------  --------
                                                  $1,336,000  $987,000
                                                  ==========  ========

NOTE  10  -  STOCKHOLDERS'  EQUITY:
----------------------------------

Stockholders'  Rights  Plan
---------------------------

The Company has a Stockholders' Rights Plan. All stockholders have one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one-hundredth of a share of series A Junior Participating Preferred Stock, no par value ("Preferred Stock") of the Company at a price of $2.00 per one one-hundredth of a share of Preferred Stock ("Purchase Price"), after adjustment for the one-for-four (1:4) reverse stock split in September 2001. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 30, 1996 ("Rights Agreement"), as amended January 2003.

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

(Loss)  Earnings  Per  Share
----------------------------

The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                      F15

--------

                                                                    September  30
                                                                    -------------
                                                          2003          2002         2001
                                                      ------------  ------------  ----------
Numerator:
  Income (loss) before cumulative effect of
    an accounting change                              $ 1,328,000   $(2,376,000)  $  434,000
  Cumulative effect of an accounting change
    to adopt SFAS 142                                  (4,707,000)          -0-          -0-
                                                      ------------  ------------  ----------

        Net (loss) income:                            $(3,379,000)  $(2,376,000)  $  434,000
                                                      ============  ============  ==========

Denominator:
  Weighted average shares outstanding for basic
    (loss) earnings per share                           5,812,005     5,788,071    5,797,120
  Effect of dilutive stock options                        212,035           -0-      141,688
  Series K Convertible Preferred Stock                        -0-           -0-       25,000
                                                      ------------  ------------  ----------

        Adjusted weighted average shares outstanding
          for diluted (loss) earnings per share         6,024,040     5,788,071    5,963,808
                                                      ============  ============  ==========


Basic net (loss) earnings per share:
  Before cumulative effect of accounting change       $      0.23   $     (0.41)  $     0.07
  Cumulative effect of accounting change                    (0.81)          -0-          -0-
                                                      ------------  ------------  ----------
  Basic net (loss) earnings per share                 $     (0.58)  $     (0.41)  $     0.07
                                                      ============  ============  ==========

Diluted net (loss) earnings per share:
  Before cumulative effect of accounting change       $      0.22   $     (0.41)  $     0.07
  Cumulative effect of accounting change                    (0.78)          -0-          -0-
                                                      ------------  ------------  ----------
  Diluted net (loss) earnings per share               $     (0.56)  $     (0.41)  $     0.07
                                                      ============  ============  ==========

For the years ended September 30, 2003, 2002 and 2001, approximately 270,000, 597,584 and 337,500 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  11  -  COMMON  STOCK  OPTIONS:
-----------------------------------

The Company had a 1992 Incentive Stock Option Plan (the "1992 Plan"), which provided for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant. In May 2002, the 1992 Plan expired. The 2003 Incentive Stock Option Plan was approved at the Annual Shareholders' Meeting in February 2003. The 2003 Incentive Stock Option Plan has similar provisions as the 1992 Plan.

Stock  option  activity  during  2003,  2002,  and  2001  was  as  follows:

                                                  Exercise
                                     Options       Price
                                    --------   --------------
Outstanding September 30, 2000       786,333   $1.60 - $16.48

  Granted                             88,750    2.84 -   3.24
  Forfeited                         (165,416)   1.60 -   8.48
  Exercised                          (15,000)   2.00 -   3.40
                                    ---------
Outstanding September 30, 2001       694,667   $1.60 - $16.48
                                    =========


                                      F16

Note 11: (Continued)
-------

  Granted                            197,000    1.29 -   2.17
  Forfeited                         (173,583)   1.60 -  10.24
  Exercised                           (5,500)   2.00
                                    ---------
Outstanding September 30, 2002       712,584   $1.29 - $16.48
                                    =========


  Granted                            238,000   $1.30 - $ 8.50
  Forfeited                          (65,959)  $2.00 - $ 5.88
  Exercised                          (75,750)  $2.00 - $ 4.84
                                    ---------
Outstanding September 30, 2003       808,875   $1.29 - $16.48
                                    =========

Exercisable at September 30, 2001    437,000   $1.60 - $16.48
                                    =========
Exercisable at September 30, 2002    318,000   $1.29 - $16.48
                                    =========
Exercisable at September 30, 2003    321,000   $1.29 - $16.48
                                    =========
Options available for grant
  at September 30, 2002              374,750
                                    =========
Options available for grant
  at September 30, 2003              614,500
                                    =========

All officer and key employee options are granted under the 1992 Plan and the 2003 Plan. The exercise price of the incentive stock options shall be 100% of the fair market value on the date the option is granted. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest.

The following table summarizes information about stock options outstanding at September 30, 2003:

                               Options Outstanding                   Options  Exercisable
                      -----------------------------------           ---------------------
                                     Weighted
                                      Average      Weighted                        Weighted
                      Number        Remaining       Average         Number          Average
   Range of       Outstanding at    Contractual    Exercise     Exercisable at     Exercise
Exercise Prices   Sept. 30, 2003       Life          Price      Sept. 30, 2003       Price
----------------  --------------  --------------  ------------  --------------  ---------------
1.29 - $2.00            241,000             6.9  $       1.55          85,000  $          1.76
2.15 - $3.50            317,000             8.3  $       2.65          52,000  $          2.83
4.00 - $5.88            157,000             4.8  $       4.28         132,000  $          4.32
7.00 - $16.48            94,000             6.5  $       9.11          52,000  $          9.16
                  --------------                                --------------
                         809,000             7.0  $       3.39         321,000
                  ==============                                ==============

NOTE  12  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
---------------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company is also exposed to financial risk in providing Automated Clearing House ("ACH") services to the merchants. As the third-party processor for multiple originating banks, the Company is liable for any fraudulent activities committed by the merchants initiating the ACH activities. The Company utilizes stringent underwriting guidelines combined with a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company's sponsoring banks to minimize the risk related to merchant frauds and chargebacks.


                                      F17

--------

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2003, this potential exposure totaled approximately $336 million. At September 30, 2003, the Company, through its sponsoring banks, had approximately $85,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2003, the Company, through its sponsoring banks, had access to $9.2 million in merchant deposits to cover any potential chargeback losses.

For the fiscal years 2003 and 2002, the Company processed approximately $961 million (2003) and $760 million (2002) of Visa and MasterCard transactions, which resulted in $9.3 million in gross chargeback activities for the fiscal year ended 2003 and $8.9 million for the fiscal year ended 2002. Substantially all of these chargebacks were recovered from the merchants.

The Company's contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that guarantees issued or modified subsequent to December 231, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value. Since the Company's agreement with its sponsoring bank which establishes the guarantee obligation was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback losses based on its processing volume and historical trends and data. As of September 30, 2003 and 2002, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $32,000 and $350,000, respectively. The expense associated with the chargeback allowance is included in processing and transaction expense in the accompanying consolidated statements of income. The Company expensed $44,000, $261,000, and $272,000 for the years ended September 30, 2003, 2002 and 2001, respectively for bankcard processing chargeback losses.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of September 30, 2003, the Company estimates that its maximum potential dishonored check exposure was approximately $372,000.

For  the  fiscal years ended 2003 and 2002, the Company guaranteed approximately
$15,338,000  (2003)  and  $11,223,000        (2002)  of  merchant  checks, which
resulted in $468,000 (2003) and $791,000 (2002) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks. The Company establishes a reserve for this activity based on historical and projected loss experience. As of September 30, 2003 and 2002, the reserve for check guarantee loss was $24,000 (2003) and $152,000 (2002). The expense associated with the guarantee costs is included in processing and transaction expense in the accompanying consolidated statements of income.

Lease  Commitments
------------------

The Company leases real property under agreements, which expire at various times over the next five years. The Company's future minimum rental payments for capital and operating leases at September 30, 2003 are as follows:

     Fiscal Year                         Capital Leases   Operating Leases
     -----------                         ----------------  -----------------
        2004                            $       524,000   $         485,000
        2005                                    343,000             425,000
        2006                                    124,000             319,000
        2007                                        -0-             297,000
        2008                                        -0-             309,000
                                        ----------------  -----------------

        Total minimum lease payments    $       991,000   $       1,835,000
                                                          =================


                                      F18

Note 12: (Continued)

        Less: imputed interest of 8.7%         (100,000)
                                         ---------------
        Present value of net
          minimum lease payment          $      891,000
                                         ===============

Rent expense for the years ended September 30, 2003, 2002, and 2001 totaled $299,000, $212,000, and $193,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company's discretion. In May 2003, the Company leased new corporate office space in Camarillo, California. The lease is for a period of five years at a monthly rate of $24,000. The lease grants us a right of first refusal with respect to additional space in the building that is not currently rented, and includes an option for us to purchase the property, at fair value, during the first two years of the lease.

NOTE  13  -  LITIGATION
-----------------------

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.


NOTE  14  -  SEGMENT  INFORMATION
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

The Company currently operates in two business segments: Bankcard and Transaction Processing and Check Related Products, all of which are located in the United States. The Company also has certain corporate expenses which are not allocated to the two business segments.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth. Certain segment information for fiscal year 2001 were reclassified as a result of the elimination of the terminal sale business segment in fiscal 2002.

                                                     September  30
                                                     -------------
Business Segments                           2003          2002          2001
-----------------                       ------------  ------------  ------------
Revenues:
  Bankcard and Transaction Processing   $32,444,000   $27,456,000   $25,503,000
  Check Related Products                  8,192,000     5,835,000     4,440,000
                                        ------------  ------------  ------------
                                        $40,636,000   $33,291,000   $29,943,000
                                        ============  ============  ============

Operating Income (loss):
  Bankcard and Transaction Processing   $ 4,303,000   $ 1,996,000   $ 3,183,000
  Check Related Products                    591,000      (872,000)     (234,000)
  Other - Corporate Expenses             (2,469,000)   (2,293,000)   (2,386,000)
  Legal Settlement                              -0-    (2,500,000)          -0-
                                        ------------  ------------  ------------
                                        $ 2,425,000   $(3,669,000)  $   563,000
                                        ============  ============  ============


                                      F19

Note 14: (Continued)
-------

Depreciation and Amortization:
  Bankcard and Transaction Processing   $   867,000   $   727,000   $   571,000
  Check Related Products                    727,000       938,000       764,000
                                        ------------  ------------  ------------
                                        $ 1,594,000   $ 1,665,000   $ 1,335,000
                                        ============  ============  ============

Capital Expenditures:
  Bankcard and Transaction Processing   $ 2,479,000   $ 1,474,000   $   823,000
  Check Related Products                  1,365,000       712,000       859,000
                                        ------------  ------------  ------------
                                        $ 3,844,000   $ 2,186,000   $ 1,682,000
                                        ============  ============  ============

Total Assets:
  Bankcard and Transaction Processing   $ 7,051,000   $ 5,399,000   $ 5,268,000
  Check Related Products                  6,794,000     7,710,000     7,934,000
  Other                                   4,930,000     5,082,000     5,719,000
                                        ------------  ------------  ------------
                                        $18,775,000   $18,191,000   $18,921,000
                                        ============  ============  ============

NOTE  15  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires certain financial instruments to be classified as liabilities, which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's fourth quarter. The adoption of this statement will not have an impact on the Company's results of operations, financial position or cash flows.


NOTE  16  -  QUARTERLY  FINANCIAL  DATA  (Unaudited)
----------------------------------------------------

The following summarizes the quarterly financial results of the Company for the fiscal years ended September 30, 2003 and September 30, 2002 (in thousands, except share data):

                                             Year  Ended  September  30,  2003
                                             ---------------------------------
                                           First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                         ---------  ---------  ---------  ---------
   Net revenues                          $  9,301   $  9,767   $ 10,578   $ 10,990
   Gross profit                             2,973      3,360      3,467      4,153
   Profit from operations                     527        465        564        869
   Net (loss) income                       (4,473)       268        308        518
   (Loss) earnings per share - basic     $  (0.77)  $   0.05   $   0.05   $   0.09
   (Loss) earnings per share - diluted   $  (0.77)  $   0.05   $   0.05   $   0.08


                                             Year  Ended  September  30,  2003
                                             ---------------------------------
                                         First      Second     Third      Fourth
                                         Quarter    Quarter    Quarter    Quarter
                                         ---------  ---------  ---------  ---------

   Net revenues                          $  7,921   $  8,386   $  8,415   $  8,569
   Gross profit                             2,796      2,360      2,535      2,265
   (Loss) from operations                     (76)    (3,129)      (143)      (321)
   Net (loss)                                 (93)    (1,908)      (168)      (207)
   (Loss) per share - basic              $  (0.02)  $  (0.33)  $  (0.03)  $  (0.03)
   (Loss) per share - diluted            $  (0.02)  $  (0.33)  $  (0.03)  $  (0.03)


                                      F20

NOTE  17  -  SUBSEQUENT  EVENTS
-------------------------------

On October 30, 2003, the Company completed a private placement of 437,957 shares of common stock to institutional investors, resulting in gross proceeds of approximately $3 million. After commissions and expenses, the net proceeds to the Company will be approximately $2.8 million. The Company intends to use the proceeds to increase the capacity of its payment processing infrastructure, expedite certain development efforts and other working capital needs. In connection with the $3 million private placement financing transaction, the Company entered into a registration rights agreement with the investors. Pursuant to the registrant rights agreement, the company agreed to file a registration statement on Form S-3 registering the resale by the investors of the shares of common stock purchased by them in the transaction and to keep the registration statement effective until the earlier of two years and the date that all the common shares may be sold by the investors pursuant to Rule 144 promulgated under the Securities Act of 1933. This registration rights agreement also provides that if the Company does not register for resale the common shares by January 28, 2004, which date may be extended to March 27, 2004 in certain circumstances, then upon such failure to register the shares, the Company must pay each of the investors a fee equal to 1% of the aggregate purchase price paid by each such investor pursuant to the Securities Purchase Agreement for the shares of common stock then held by each such investor, and for each month after such date that the common shares are not registered, the Company must additionally pay each of the investors a fee equal to 1% of the aggregate purchase price paid by each such investor pursuant to the securities Purchase Agreement for the shares of common stock then held by each such investor. Pursuant to this agreement, the company filed a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock.

Additionally, in October 2003, the Company secured a $3 million line of credit for general working capital purposes and a $1 million equipment lease line with Bank of the West.

The Company has put its Agoura Hills building on the market and, in November 2003, signed a letter of intent to sell the building. The Company anticipates completing the sale of this property in the third quarter of fiscal 2004.


                                      F21

                                ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES

                                                   SCHEDULE II TO FORM 10K

                                  RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                  WRITE-OFF                              WRITE-OFF
                                                   AGAINST                                AGAINST      BALANCE
                       BALANCE AT   CHARGED TO    ACCOUNTS    BALANCE AT   CHARGED TO    ACCOUNTS        AT       CHARGED TO
DESCRIPTION            09/30/2000     EXPENSE    RECEIVABLE   09/30/2001     EXPENSE    RECEIVABLE   09/30/2002     EXPENSE
---------------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Allowance for
 trade receivables/
 chargeback
 receivables           $   380,000  $   326,000  $   393,000  $   313,000  $   302,000  $   184,000  $   431,000  $    67,000

Allowance for
 notes receivable      $   177,000  $         0  $   177,000  $         0  $         0  $         0  $         0  $         0

Allowance for
 obsolete inventories  $     3,000  $    15,000  $         0  $    18,000  $   300,000  $    18,000  $   300,000  $   110,000


                        WRITE-OFF
                         AGAINST
                        ACCOUNTS    BALANCE AT
DESCRIPTION            RECEIVABLE   09/30/2003
---------------------  -----------  -----------

Allowance for
 trade receivables/
 chargeback
 receivables           $   407,000  $    91,000

Allowance for
 notes receivable      $         0  $         0

Allowance for
 obsolete inventories  $   410,000  $         0

Exhibit
 Number  Description of Document
-------  -----------------------
 2.1     Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc.,
         ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[5]
 2.2     Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc.,
         ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[6]
 3.1     Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. [1]
 3.4     By-Laws of Bio Recovery Technology, Inc. [1]
 4.2     Specimen Common Stock Certificate. [3]
10.35    Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House,
         Inc. and First Regional Bank, dated June 24, 1997. [4]
10.36    Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House,
         Inc. and The Berkshire Bank, dated July 31, 1997. [4]
10.41    Copy of Processing and Software Development and License Agreement between Electronic Clearing
         House, Inc. and National Bank Drafting Systems, Inc., dated October 22, 1999.[6]
10.42    Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International,
         dated January 1, 2000.[6]
10.44    Copy of Electronic Check Services Agreement between Electronic Clearing House, Inc. and National
         Bank Drafting Systems, Inc., dated May 17, 2000.[6]
10.46    Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between
         Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
10.47    Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services
         Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1,
         2000.[6]
10.48    Copy of POS Check Third Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing
         House, Inc., dated December 12, 2000.[7]
10.49    Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing
         House, Inc., dated April 19, 2001.[7]
10.50    Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc.,
         dated October 1, 2001.[7]
10.51    Copy of First Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A.,
         Inc. and Electronic Clearing House, Inc. dated December 12, 2000. [8]
10.52    Copy of Second Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [8]
10.53    Copy of Third Amendment to the POS Check Third Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [8]
10.54    Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [9]
10.55    Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [9]
10.56    Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family
         Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010.
21.0     Subsidiaries of Registrant. [2]
24.1     Power of Attorney [10]
31.1     Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2     Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.


32.1     Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.2     Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
________________________

 [1]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1988 and incorporated herein by reference.
 [2]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1989 and incorporated herein by reference.
 [3]     Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
 [4]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 1997 and incorporated herein by reference.
 [5]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 1999 and incorporated herein by reference.
 [6]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 2000 and incorporated herein by reference.
 [7]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 2001 and incorporated herein by reference.
 [8]     Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended
         September 30, 2002 and incorporated herein by reference.
 [9]     Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
[10]     Included on signature page.