Form 10-Q
period 2003-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2004-02-13
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)
 X   Quarterly  report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act  of  1934

FOR  THE  PERIOD  ENDED  DECEMBER  31,  2003

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


           TELEPHONE NUMBER (805) 419-8700, FAX NUMBER (805) 419-8689
                                WWW.ECHO-INC.COM
     (Registrant's telephone number, including area code; fax number; web site address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               Yes  X                        No
                   ---
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes                           No  X
                                                ---

     As of February 1, 2004, there were 6,339,562 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.


                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------
                           PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets                                         3
           December 31, 2003 and September 30, 2003 (unaudited)

          Consolidated Statements of Operations                               4
           Three months ended December 31, 2003 and 2002 (unaudited)

          Consolidated Statements of Cash Flows                               5
           Three months ended December 31, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of                            10
           Financial Condition and Results of  Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.   Controls and Procedures                                            20


                           PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                   21

          Signatures                                                         22

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                    2003            2003
                                                               --------------  ---------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                    $  13,440,000   $    5,641,000
  Restricted cash                                                  1,129,000          977,000
  Settlement receivable                                            1,078,000          717,000
  Accounts receivable less allowance of $115,000 and $91,000       2,021,000        1,918,000
  Prepaid expenses and other assets                                  392,000          307,000
  Deferred tax asset                                                 105,000           86,000
                                                               --------------  ---------------
    Total current assets                                          18,165,000        9,646,000

Noncurrent assets:
  Property and equipment, net                                      3,209,000        2,928,000
  Software, net                                                    5,043,000        4,445,000
  Deferred tax asset                                                 856,000        1,256,000
  Other assets, net                                                  470,000          500,000
                                                               --------------  ---------------

    Total assets                                               $  27,743,000   $   18,775,000
                                                               ==============  ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt  $   1,039,000   $      901,000
  Accounts payable                                                   450,000          779,000
  Settlement payable                                               8,744,000        3,429,000
  Accrued expenses                                                 1,405,000        1,336,000
  Deferred income                                                    100,000              -0-
                                                               --------------  ---------------
    Total current liabilities                                     11,738,000        6,445,000

Long-term debt                                                     2,230,000        1,961,000
                                                               --------------  ---------------
    Total liabilities                                             13,968,000        8,406,000
                                                               --------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 authorized;
   6,376,331 and 5,920,174 shares issued; 6,338,062 and
   5,881,905 shares outstanding, respectively                         64,000           59,000
  Additional paid-in capital                                      24,453,000       21,641,000
  Accumulated deficit                                            (10,276,000)     (10,865,000)
  Less treasury stock at cost, 38,269 common shares                 (466,000)        (466,000)
                                                               --------------  ---------------
    Total stockholders' equity                                    13,775,000       10,369,000
                                                               --------------  ---------------

    Total liabilities and stockholders' equity                 $  27,743,000   $   18,775,000
                                                               ==============  ===============

           See accompanying notes to consolidated financial statements

                             ELECTRONIC CLEARING HOUSE, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                                     THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                              --------------------------
                                                                  2003          2002
                                                              ------------  ------------
Revenues:
  Processing revenue                                          $ 5,693,000   $ 4,747,000
  Transaction revenue                                           5,592,000     4,415,000
  Other revenue                                                    70,000       139,000
                                                              ------------  ------------
                                                               11,355,000     9,301,000
                                                              ------------  ------------
Costs and expenses:
  Processing and transaction expense                            6,891,000     6,244,000
  Other operating costs                                         1,340,000       961,000
  Research and development expense                                383,000       384,000
  Selling, general and administrative expenses                  1,728,000     1,185,000
                                                              ------------  ------------
                                                               10,342,000     8,774,000
                                                              ------------  ------------

Income from operations                                          1,013,000       527,000
Interest income                                                    13,000         8,000
Interest expense                                                  (56,000)      (52,000)
                                                              ------------  ------------

Income before provision for income taxes
 and cumulative effect of an accounting change                    970,000       483,000

Provision for income taxes                                       (381,000)     (249,000)
                                                              ------------  ------------
Income before cumulative effect of an accounting change           589,000       234,000
Cumulative effect of an accounting change to adopt SFAS 142           -0-    (4,707,000)
                                                              ------------  ------------

Net earnings (loss)                                           $   589,000   $(4,473,000)
                                                              ============  ============

Basic net earnings (loss) per share
  Before cumulative effect of accounting change               $      0.10   $      0.04
  Cumulative effect of accounting change                              -0-         (0.81)
                                                              ------------  ------------
Basic net earnings (loss) per share                           $      0.10   $     (0.77)
                                                              ============  ============

Diluted net earnings (loss) per share
  Before cumulative effect of accounting change               $      0.09   $      0.04
  Cumulative effect of accounting change                              -0-         (0.81)
                                                              ------------  ------------
Diluted net earnings (loss) per share                         $      0.09   $     (0.77)
                                                              ============  ============

Weighted average shares outstanding
  Basic                                                         6,182,767     5,796,062
                                                              ============  ============
  Diluted                                                       6,678,880     5,809,309
                                                              ============  ============

          See accompanying notes to consolidated financial statements.

                           ELECTRONIC CLEARING HOUSE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                   THREE MONTHS
                                                                ENDED DECEMBER 31,
                                                           --------------------------
                                                               2003          2002
                                                           ------------  ------------

Cash flows from operating activities:
  Net income (loss)                                        $   589,000   $(4,473,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Depreciation                                                 176,000       164,000
  Amortization of software                                     330,000       203,000
  Provisions for losses on accounts and notes receivable        28,000        94,000
  Deferred income taxes                                        381,000       249,000
  Stock option compensation                                      9,000           -0-
  Cumulative effect of an accounting change                        -0-     4,707,000
Changes in assets and liabilities:
  Restricted cash                                             (152,000)      (52,000)
  Accounts receivable                                         (131,000)     (174,000)
  Settlement receivable                                       (361,000)      (35,000)
  Accounts payable                                            (329,000)     (108,000)
  Settlement payable                                         5,315,000       413,000
  Deferred income                                              100,000       (62,000)
  Accrued expenses                                              69,000       225,000
  Prepaid expenses and other assets                            (35,000)      (39,000)
                                                           ------------  ------------

  Net cash provided by operating activities                  5,989,000     1,112,000
                                                           ------------  ------------

Cash flows from investing activities:
  Other assets                                                   1,000       (46,000)
  Purchase of equipment                                       (305,000)      (48,000)
  Purchased and capitalized software                          (664,000)     (410,000)
                                                           ------------  ------------

  Net cash used in investing activities                       (968,000)     (504,000)
                                                           ------------  ------------


Cash flows from financing activities:
  Proceeds from issuance of notes payable                      211,000           -0-
  Repayment of notes payable                                  (112,000)      (43,000)
  Repayment of capitalized leases                             (129,000)     (125,000)
  Proceeds from private placement                            2,761,000           -0-
  Proceeds from exercise of stock options                       47,000           -0-
                                                           ------------  ------------
  Net cash provided by (used in) financing activities        2,778,000      (168,000)
                                                           ------------  ------------

Net increase in cash                                         7,799,000       440,000
Cash and cash equivalents at beginning of period             5,641,000     2,409,000
                                                           ------------  ------------

Cash and cash equivalents at end of period                 $13,440,000   $ 2,849,000
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

                         ELECTRONIC CLEARING HOUSE, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

The accompanying consolidated financial statements as of December 31, 2003, and for the three-month period ended December 31, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim period. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2004. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.


NOTE 2 - STOCK-BASED COMPENSATION:
---------------------------------

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

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation":

                                             Three Months Ended
                                                December 31,
                                           ---------  ------------
                                             2003         2002
                                           ---------  ------------

Net income (loss), as reported             $589,000   $(4,473,000)

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                    5,000           -0-

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effects      (53,000)      (50,000)
                                           ---------  ------------

Pro forma net income (loss)                $541,000   $(4,523,000)
                                           =========  ============

Net earnings (loss) per share:
  Basic - as reported                      $   0.10   $     (0.77)
  Basic - pro forma                        $   0.09   $     (0.78)

  Diluted - as reported                    $   0.09   $     (0.77)
  Diluted - pro forma                      $   0.08   $     (0.78)

NOTE 3 - EARNINGS (LOSS) PER SHARE:
-----------------------------------

The Company calculates net earnings (loss) per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".


                                                                   Three months ended
                                                                      December 31,
                                                                   2003         2002
                                                                ----------  ------------
Numerator:
  Income before cumulative effect of an accounting change       $  589,000  $   234,000
  Cumulative effect of an accounting change to adopt SFAS 142          -0-   (4,707,000)
                                                                ----------  ------------

    Net income (loss)                                           $  589,000  $(4,473,000)
                                                                ==========  ============

Denominator:
  Weighted average shares outstanding for basic
   earnings (loss) per share                                     6,182,767    5,796,062
  Effect of dilutive stock options                                 496,113       13,247
                                                                ----------  ------------
  Adjusted weighted average shares outstanding for
   diluted earnings (loss) per share                             6,678,880    5,809,309
                                                                ==========  ============

Basic net earnings (loss) per share:
  Before cumulative effect of accounting change                 $     0.10  $      0.04
  Cumulative effect of accounting change                               -0-        (0.81)
                                                                ----------  ------------
  Basic net earnings (loss) per share                           $     0.10  $     (0.77)
                                                                ==========  ============

Diluted net earnings (loss) per share:
  Before cumulative effect of accounting change                 $     0.09  $      0.04
  Cumulative effect of accounting change                               -0-        (0.81)
                                                                ----------  ------------
  Diluted net earnings ( loss) per share                        $     0.09  $     (0.77)
                                                                ==========  ============

For the three months ended December 31, 2003 and 2002, 85,750 and 616,750 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------

                  December 31
                ----------------
                 2003     2002
                -------  -------
Cash paid for:
  Interest      $56,000  $52,000
  Income taxes    7,000      -0-

Significant non-cash transactions for the three months ended December 31, 2003 were as follows:

     - Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.

Significant non-cash transactions for the three months ended December 31, 2002 were as follows:

     -    Capital  equipment  of  $30,000  was  acquired  under  capital leases.

NOTE 5 - SEGMENT INFORMATION:
-----------------------------

The Company primarily operates in two business segments: Bankcard and transaction processing and check-related products, all of which are located in the United States.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on the Company's product lines. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth.

                                          For the Three Months Ended
                                                  December 31,
                                             2003            2002
                                        --------------  ---------------
Revenues:
  Bankcard and transaction processing   $   8,624,000   $    7,519,000
  Check-related products                    2,731,000        1,782,000
                                        --------------  ---------------
                                        $  11,355,000   $    9,301,000
                                        ==============  ===============

Operating income:
  Bankcard and transaction processing   $   1,551,000   $      922,000
  Check-related products                      412,000          106,000
  Other - corporate expenses                 (950,000)        (501,000)
                                        --------------  ---------------
                                        $   1,013,000   $      527,000
                                        ==============  ===============



                                        December 31,    September 30,
                                             2003             2003
                                        --------------  ---------------
Total assets:
   Bankcard and transaction processing  $   7,476,000   $    7,051,000
   Check-related products                  12,915,000        6,794,000
   Other                                    7,352,000        4,930,000
                                        --------------  ---------------
                                        $  27,743,000   $   18,775,000
                                        ==============  ===============


NOTE  6  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
--------------------------------------------------------------------

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of

-------

resolution. For the last four months through December 31, 2003, this potential exposure totaled approximately $335 million. At December 31, 2003, the Company, through its sponsoring banks, had approximately $175,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2003, the Company, through its sponsoring banks, had access to $9.5 million in merchant deposits to cover any potential chargeback losses.

For the three months ended December 31, 2003 and 2002, the Company processed approximately $251 million (2003) and $217 million (2002) of Visa and MasterCard transactions, which resulted in $1.8 million in gross chargeback activities for the three months ended December 31, 2003 and $2.8 million for the three months ended December 31, 2002. Substantially all of these chargebacks were recovered from the merchants.

The Company's contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that guarantees issued or modified subsequent to December 31, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value. Since the Company's agreement with its sponsoring bank, which establishes the guarantee obligation was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of December 31, 2003 and 2002, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $49,000 and $446,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. The Company expensed $17,000 and $100,000 for the three months ended December 31, 2003 and 2002, for bankcard processing chargeback losses.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of December 31, 2003, the Company estimates that its maximum potential dishonored check exposure was approximately $490,000.

For the quarters ended December 31, 2003 and 2002, the Company guaranteed approximately $3,958,000 (2003) and $3,619,000 (2002) of merchant checks, which resulted in $17,000 (2003) and $157,000 (2002) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks. The Company establishes a reserve for this activity based on historical and projected loss experience. As of December 31, 2003 and 2002, the reserve for check guarantee loss was $14,000 (2003) and $119,000 (2002). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenues from two main business segments, bankcard and transaction processing services, whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products, whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include the following:

     With  respect  to  our  bankcard  and  transaction  processing  services:

     -    Debit  and  credit  card  processing;  and
     -    U-Haul  transaction  processing.

     With  respect  to  our  check-related  products:

     - Check verification - where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has current, delinquent check-related debts;
     - Electronic check conversion - the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System's Automated Clearing House, or ACH, network. The ACH is the electronic banking network through which all electronic funds transfers are made in the United States;
     - Check guarantee - where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us;
     - Check re-presentment - where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions; and
     - Check collection - where we provide national scale collection services for a merchant or bank.

     We  operate  our  services  under  the  following  brands:

     - MerchantAmerica, our retail provider of payment processing services to both the merchant and bank markets;
     - National Check Network, or NCN, our proprietary database of negative and positive check writer accounts, for back-end check verification, check authorization and check capture services, and for membership to collection agencies. Negative check writer accounts typically identify a check writer's delinquent history in the form of non-sufficient funds and other negative transactions; and
     - XPRESSCHEX, Inc. for retail check verification, check conversion, ACH services, check collection and check guarantee services.

Overall, our ability to program and oversee the management of a merchant's point-of-sale system, provide credit card and debit card processing, provide multiple check services for the processing of checks, provide both electronic and traditional collection services, and fully integrate all of these services into a single Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended December 31, 2003, the bankcard and transaction processing business segment accounted for approximately 75.9% of the Company's total revenue.

Over the past three years, we have invested significant resources and management focus in our check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. For the quarter ended December 31, 2003, the check services business segment accounted for approximately 24.1% of the Company's total revenue. We are one of a few check processors in the nation with both an ACH engine, which gives us the ability to transfer and settle funds, and a robust check writer database (NCN), which provides a valuable service for check risk management to merchants. The NCN database includes over 20 million bad-check writer records, 80 million positive records, and is generated and refreshed daily by 280 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

NCN provides an ongoing revenue stream as collection agencies, major national merchants, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and loss experience in accepting checks as a form of payment and our NCN database is one of only four major databases in the nation that can serve this market need on a national scale.

XPRESSCHEX revenues are growing due to the increased use of our check conversion services, which include capture of the necessary check data at the point of sale and submission of the transaction electronically to the ACH for settlement. Since we provide ACH and settlement services to the merchants, all settlement funds received by us on behalf of the merchants are recorded as settlement payable and all settlement funds paid by the Company in advance are recorded as settlement receivable. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country. This ability to provide local collection capability through one national entity is a distinctive advantage we have over other check service companies who operate centralized collection agencies and only go to local agencies as a secondary or last option.

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet) that connects to over 14,000 banks and about 5 million merchants to electronically process checks. This program is referred to as the Visa Point-Of-Sale ("POS") Check Service. The Visa POS Check Service was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and, as of December 2003, approximately 10% of checking accounts in the U.S.A. are electronically connected to the Visa network through the banks that are now participating in the Visa POS Check Service. This number is expected to increase to 20% or higher over the coming year as more banks connect their check writer data with Visa. ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa POS Check Service, and anticipates continued growth in check services as the marketing efforts of participating banks in the Visa POS Check Service become more widely implemented.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa POS Check Service to its merchants, it chooses a Third-Party Processor from the certified providers. To date, nine of the thirteen financial institutions actively participating in the program are using ECHO's services as a Third-Party Processor and are beginning to actively sell check services to their merchants, and two additional participating institutions currently in the program intend to actively market this program to their merchants and use ECHO's services as a Third-Party Processor in 2004.

In addition to being a Third-Party Processor, we are one of only five companies that are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant's point-of-sale terminal/systems and reformats them for submission to the Visa network. We were chosen by two of the seventeen banks currently in the program to serve as their Acquirer Processor. Most banks presently in the Visa POS Check Service are large national or regional banks and already had terminal management service providers that could act as Acquirer Processor for the Visa POS Check Service. In the future, as smaller banks make the decision to enter the Visa POS Check Service, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor. To date, ECHO is the only company to register as both a Third-Party Processor and an Acquirer Processor with Visa under the Visa POS Check Service program.

We derive transaction revenue in our role as a Third-Party Processor and/or Acquirer Processor by negotiating a transaction fee with Visa and/or the bank that chose us as its Third-Party Processor and/or Acquirer Processor. This transaction fee averages $0.09 per transaction. The party that sells the service to the merchant (usually the bank) enjoys the largest mark-up on the product, offering the service in the range of $0.30 to $0.60 per check, with external cost in the $0.12 to $0.20 range, depending on what the bank negotiates with Visa and any Third-Party providers.

STRATEGY
Our strategy is to provide merchants, banks and industry-specific resellers with electronic connectivity to various payment services in the credit card, debit card and check-related markets. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes, as well as access to the Visa POS Check Service program. Our services enable merchants to maximize revenues by offering a wide variety of payment options, reducing the costs associated with processing and handling checks, improving collections and managing risk more effectively.

We plan to grow our check services business by focusing on mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer higher margins than larger accounts and offer a less competitive marketplace.

We are continuing to enhance the Visa POS Check Service so as to leverage our check services products through Visa member banks. As the market gains acceptance of the Visa POS Check Service, it will significantly increase the opportunities to market our check conversion services and verification services to our core merchant base and solidify our strategic relationships with the various financial institutions that have chosen us as their Acquirer Processor and/or Third-Party Processor under the Visa POS Check Service program. It also will create a new marketing channel for us to cross sell our other check products such as electronic check re-presentments and check guarantee to the Visa member banks participating in the Visa POS Check Service program.

We have also identified an underserved, niche market of smaller regional and community banks for our agent bank program. We are providing a solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's Merchant America product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, our program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide.

SALES  AND  MARKETING
We sell our bankcard and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), our own internal sales force and direct merchant referrals by existing merchants. We also offer Merchant Services through a direct online sales channel, MerchantAmerica. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. In fiscal 2002, ECHO restructured its sales force by hiring more sales people for its Check Services National Sales Group, which focuses on selling to major accounts and mid-sized retail chains, and implementing an incentive-based commission structure with the goal of targeting specific accounts and shortening the sales cycle. Due to the growing interest in the Visa POS Check Service and being the Third Party Processor of a national clothing retailer, we have redirected much of our marketing and sales resources to aggressively promote the Visa POS Check Service.

Management believes that we are unique in the number of payment services that we offer to our merchants, the combination of transaction types that we manage directly, our ability to integrate additional services and our ability to support each merchant through one vertically integrated source.

Our marketing strategy is to maximize cross selling opportunities to our existing base of merchants and financial institutions in the Visa POS Check Service program; sell integrated suites of payment services, bankcard and check processing services to small banks; enhance and market MerchantAmerica; and develop the private label check service program.

COMPETITION
Bankcard processing and check processing services are highly competitive industries and are characterized by rapid technological change, rapid rates of product obsolescence and introductions of competitive products often at lower prices and/or with greater functionality than those currently on the market.

We are not currently a major player in the industries in which we compete and many of our competitors have much greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Many competitors also have economies of scale cost advantages over ECHO due to their high processing volumes that may make it difficult for ECHO to compete. Our competitors also have the financial resources to offer services to large merchants at a much lower rate than us in order to gain market share. We believe that our success will depend upon our ability to continuously develop new products and services and to enhance our current products and to introduce them promptly into the market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003
------------------------------------

Financial highlights for the first quarter of 2004 as compared to the same period last year were as follows:

--Total  revenue  increased  22.1%  to  $11.4  million

--Gross  margins from processing and transaction revenue increased to 38.9% from
  31.8%

--Diluted EPS of $0.09 as compared to diluted loss per share of $0.04 before the cumulative effect of an accounting change in the prior year quarter

--Bankcard  and  transaction  processing revenue increased 14.7% to $8.6 million

--Bankcard  processing  volume  increased  15.7%  to  $250.8  million

--Check-related  revenue  increased  53.3%  to  $2.7  million

--ACH  transactions  processed  increased  612.6%  to  7.3  million transactions

REVENUE. Total revenue increased 22.1% to $11,355,000 for the three months ended December 31, 2003, from $9,301,000 for the same period last year. The increase was primarily attributed to a 14.7% growth in the bankcard processing business and 53.3% growth in the check services business segment. Total processing and transaction revenue for this fiscal quarter increased 23.2%, from $9,162,000 for the comparable quarter in fiscal 2003 to $11,285,000 in fiscal 2004.

COST OF SALES. A majority of our bankcard processing expenses are fixed as a percentage of the total processing volume, with the remaining costs based on the number of transactions processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third party processing fees, and communication fees increased from $6,244,000 in the first fiscal quarter of 2003 to $6,891,000 in the current fiscal quarter, a 10.4% increase. The increase reflects a 23.2% increase in processing and transaction revenues for the current fiscal quarter.

Gross margin from processing and transaction services increased from 31.8% in the first fiscal quarter 2003 to 38.9% in this fiscal quarter. This improvement in gross margin was due to the combination of a higher percentage of check services revenue as a percentage of total revenue, and a rate adjustment implemented in August 2003, which favorably impacted our year-over-year comparisons.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased from $961,000 in the first fiscal quarter of 2003 to $1,340,000 in this fiscal quarter, an increase of 39.4%. This increase was primarily attributable to the additional costs to support the 22.1% revenue growth for the current quarter, as compared to the prior year quarter. The Visa POS Check Service required a substantial increase in personnel costs to support the implementation and training of the various financial institutions that have chosen us as their Third-Party Processor. We have also hired a team of risk management staff dedicated to monitor and enhance our risk management procedures to adequately support the Visa POS Check Service. Additionally, as a result of the increase in our customer support call volume during the first fiscal quarter of 2004, the cost of customer support increased from $320,000 for the quarter ended December 31, 2002 to $476,000 for the quarter ended December 31, 2003, an increase of 49%. Overall, because the Visa POS Check Service is still a relatively new program, we anticipate the cost to support the financial institutions that are continuing to sign up under the Visa POS Check Service program will continue to remain at a higher level.

Research and development expense remained flat at $384,000 in the prior year quarter compared to $383,000 in the current fiscal quarter. We anticipate the need to continue to invest in research and development and product enhancements in order to remain competitive.

Selling, general and administrative expenses increased from $1,185,000 in the first fiscal quarter 2003 to $1,728,000 in the current quarter. This increase was primarily attributable to the increase in sales and marketing expenses as we continue to follow our sales and marketing strategies, increase in administrative salaries and increase in rent as we moved into a new corporate location in October 2003. As a percentage of total revenue, selling, general and administrative expenses increased from 12.7% in the first fiscal quarter 2003 to 15.2% in the current fiscal quarter.

OPERATING INCOME. Operating income for the quarter ended December 31, 2003 was $1,013,000, as compared to an operating income of $527,000 in the same period last year, a 92.2% increase. The increase in operating income was mainly due to the 22.1% increase in revenue and the improvement in gross margin from 31.8% in the prior year quarter to 38.9% in the current quarter.

INTEREST EXPENSE. Net interest expense remained constant as compared to prior year quarter, from $44,000 for the quarter ended December 31, 2002 to $43,000 in the current quarter.

EFFECTIVE TAX RATE. The effective tax rate for this fiscal quarter was 39.3% as compared to 37.3% for the prior quarter and the statutory rate of approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction processing revenue increased 14.7%, from $7,519,000 in the first fiscal quarter 2003 to $8,624,000 for this fiscal quarter. This revenue increase was mainly attributable to an approximate 15.7% increase in bankcard processing volume as compared to the same quarter last year. The processing volume increase was a result of organic growth from our existing merchants and new merchants generated from other marketing initiatives.

Gross margin from the bankcard and transaction processing segment increased, from 26.7% in the quarter ended December 31, 2002 to 31.6% in the current fiscal quarter mainly as a result of the rate increase implemented in August 2003. Operating income for this business segment was $1,551,000 for this current fiscal quarter, up 68.2% from $922,000 in the same period last year. The increase in operating income is attributable to the 14.7% increase in bankcard processing revenue this quarter over the prior year quarter combined with a rate adjustment implemented in August 2003.

Check Related Products. Check-related revenues increased from $1,782,000 for the prior year quarter ended December 31, 2002 to $2,731,000 for the current fiscal quarter, an increase of 53.3%. This was attributable to the increase in check verification revenue and the increase in other electronic check processing revenue such as check conversion, and a decrease in check collection revenue. Check conversion revenue has grown significantly in this fiscal quarter as compared to the prior year quarter as a result of the growth in the Visa POS Check Service program.

During the third quarter of fiscal 2003, a major national retail merchant with approximately 3,000 storefronts initiated the Visa POS Check Service program in all of its stores nationwide. We are the Third-Party Processor in this Visa POS relationship. As a result, the number of ACH transactions processed during this first fiscal quarter increased by more than 600% as compared to the same period last year, especially due to the higher check volume from the holiday season. However, the operating margin generated from this one merchant is less than the margin realized from other Visa POS merchants due to pricing concessions provided to this merchant. The bank that sponsored this merchant into the Visa POS Check Service program is currently in the process of negotiating a multi-year agreement with the merchant. At the same time, another payment processor not currently in the Visa POS program is also attempting to gain this merchant's business. While we believe this merchant will ultimately remain in the Visa POS Check Service program, there can be no assurance of this. We currently anticipate these negotiations will be concluded in March 2004.

Check services revenue made up 24.1% of total revenue in this fiscal quarter as compared to 19.2% in the prior year quarter. Check-related operating income was $412,000 for the current fiscal quarter as compared to an operating income of $106,000 in the same period last year. The improvement in this business segment was primarily attributable to the 53.3% increase in revenue.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2003, we had available cash and cash equivalents of $13,440,000, restricted cash of $1,129,000 in reserve with its primary processing banks and working capital of $6,427,000.

Accounts receivable net of allowance for doubtful accounts increased to $2,021,000 at December 31, 2003 from $1,918,000 at September 30, 2003. This increase was primarily due to increases in revenue and billings. Allowance for doubtful accounts mainly reserved for chargeback losses, increased slightly to $115,000 at December 31, 2003 from $91,000 at September 30, 2003.

Net  cash  provided  by operating activities for the three months ended December
31, 2003 was $5,989,000, as compared to net cash provided by operating activities of $1,112,000 for the three months ended December 31, 2002. A large portion of this increase was attributable to a $4,954,000 net increase in settlement payable to merchants. Cash amounts classified as settlement payable are amounts due to be paid to merchants and result from timing differences in our settlement process with those merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement payable may vary and ultimately depends on the volume of transactions processed. The increase in settlement payable in the first quarter of fiscal 2004 is primarily attributable to the high volume of transactions experienced from our check services. As our business grows, settlement payable will likely increase. The balance of our net cash provided by operating activities was generated by the net income of $589,000 and other operating activities.

In the three months ended December 31, 2003, we used $305,000 for the purchase of equipment and $664,000 for the acquisition and capitalization of software costs. During the three months ended December 31, 2003, we received net proceeds of $2,761,000 from a $3 million private placement, which was completed in October 2003.

In October 2003, we negotiated a $3,000,000 line of credit and a $1 million equipment lease line with Bank of the West. We have not used either one of these two lines of credit as of this date.

At December 31, 2003, we had the following cash commitments:

                              Payment Due By Period
                              ---------------------

Contractual          Less than                                         After
Obligations            Total       1 year    2-3 years   4-5 years    5 years
-------------------  ----------  ----------  ----------  ----------  ----------
Long-term debt       $2,920,000  $  563,000  $  675,000  $  455,000  $1,227,000
 including interest
Capital lease
 Obligations          1,309,000     679,000     567,000      63,000         -0-
Operating leases      1,726,000     485,000     735,000     506,000         -0-
                     ----------  ----------  ----------  ----------  ----------

Total contractual
 cash obligations    $5,955,000  $1,727,000  $1,977,000  $1,024,000  $1,227,000
                     ==========  ==========  ==========  ==========  ==========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the secured $3 million line of credit and the $1 million equipment lease line. Neither of these credit lines have been utilized as of this date.

FORWARD-LOOKING STATEMENTS

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein, and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of December 31, 2003, we maintained a dedicated chargeback reserve of $664,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $9.5 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

FAILURE TO PARTICIPATE IN THE VISA POS CHECK SERVICE PROGRAM WOULD CAUSE US TO SIGNIFICANTLY SHIFT OUR OPERATING AND MARKETING STRATEGY.

We have significantly increased our infrastructure, personnel and marketing strategy to focus on the potential growth of our check services through the Visa POS Check Service program. We currently provide critical back-end infrastructure for the service, including our NCN database for verification and our access to the Federal Reserve System's Automated Clearing House for funds settlement, for checks written on bank accounts with banks not participating in the program.

Because we believe the market will continue to gain acceptance of the Visa POS Check Service program, we have expended significant resources to market our check conversion services and verification services to our merchant base, to solidify our strategic relationships with the various financial institutions that have chosen us as their Acquirer Processor and Third-Party Processor under the program, and to sell our other check products such as electronic check re-presentments and check collection services to the Visa member banks. We have also increased our personnel to handle the increased volume of transactions arising directly from our participation in the program.

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

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction. Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. While we believe our small size provides us the ability to move quickly in some areas, our competitors' greater resources enables them to investigate and embrace new and emerging technologies quickly to respond to changes in customers needs, and to devote more resources to product and services development and marketing. We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenues to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

IF WE ARE UNABLE TO PROCESS SIGNIFICANTLY INCREASED VOLUME ACTIVITY, THIS COULD AFFECT OUR OPERATIONS AND WE COULD LOSE OUR COMPETITIVE POSITION.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bank card processing activity. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system's capabilities. To minimize this risk, ECHO has redesigned and upgraded its check related processing systems and has purchased a high-end system to process bankcard activity. This system is not yet operational, and even when it becomes operational, no assurance can be given that the current systems would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in such time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position. Losses of such relationships would severely impact our results of operations and financial condition.

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

OUR INABILITY TO PROTECT OR DEFEND OUR TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS.

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

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses remained constant from $384,000 for the quarter ended December 31, 2002 to $383,000 for the quarter ended December 31, 2003. Most of our research and development project costs were capitalized once we entered into coding and testing phases, we continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the quarter ended December 31, 2003, we have spent approximately $80,000 in legal fees and expenses defending these claims.

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

OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended December 31, 2003, the market price of our common stock has been as high as $10.99 and as low as $6.19. Additionally, over the course of the year ended September 30, 2003, the market price of our common stock has been as high as $9.59 and as low as $1.09. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $1,000,000 equipment lease line. There are no outstanding balances against either of these credit lines as of December 31, 2003. A hypothetical 1% interest rate change would have no material impact on our results of operations.

ITEM 4.   CONTROLS AND PROCEDURES
          -----------------------

As of December 31, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities
Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

(b)  Reports  on  Form  8-K:

Date of Filing     Item Reported
--------------     -------------
October 31, 2003   On October 30, 2003, the Registrant closed the sale of an aggregate of 437,957 shares of its common stock in a private placement transaction at a price of $6.85 per share to institutional investors, resulting in gross proceeds to the Registrant of approximately $3.0 million.

December 16, 2003  On December 16, 2003, the Registrant issued a press release announcing its financial results for the quarter and fiscal year ended September 30, 2003.

December 29, 2003  On December 26, 2003, the registrant issued a press release announcing its recalculation of diluted earnings per share for the fiscal year ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ELECTRONIC CLEARING HOUSE, INC.
                         -------------------------------
                              (Registrant)


Date: February 13, 2004                 By: /s/  Alice Cheung
                                           ------------------
                                        Alice Cheung, Treasurer and
                                        Chief Financial Officer