Form 10-Q
period 2004-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2004-05-13
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
--
     Exchange  Act  of  1934

FOR THE PERIOD ENDED MARCH 31, 2004

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities
--
     Exchange Act of 1934


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

                    Yes                       No   X
                                                  ---

     As of April 30, 2004, there were 6,344,062 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX



                                                                        Page No.
                                                                       ---------

                          PART I. FINANCIAL INFORMATION


Item 1.  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


         Consolidated  Balance Sheets                                         3
           March  31,  2004  and  September  30,  2003  (unaudited)

         Consolidated  Statements of Operations                               4
           Three  months  and  six  months  ended
           March  31,  2004  and  2003  (unaudited)

         Consolidated  Statements of Cash Flows                               5
           Six  months  ended  March  31,  2004  and  2003  (unaudited)

         Notes  to  Consolidated  Financial  Statements  (unaudited)          6

Item 2.  Management's  Discussion  and  Analysis  of                         10
           Financial  Condition  and  Results  of
           Operations

Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk    22

Item 4.  Controls  and  Procedures                                           22


                           PART II. OTHER INFORMATION


Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         23

Item 6.  Exhibits  and  Reports  on  Form  8-K                               23

         Signatures                                                          24

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS


                        ELECTRONIC CLEARING HOUSE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                MARCH 31,     SEPTEMBER 30,
                                                                   2004           2003
                                                               ------------  ---------------
Current assets:
  Cash and cash equivalents                                    $ 9,541,000   $    5,641,000
  Restricted cash                                                1,261,000          977,000
  Settlement receivable                                            429,000          717,000
  Accounts receivable less allowance of $118,000 and $91,000     2,276,000        1,918,000
  Prepaid expenses and other assets                                386,000          307,000
  Deferred tax asset                                               184,000           86,000
                                                               ------------  ---------------
    Total current assets                                        14,077,000        9,646,000

Noncurrent assets:
  Property and equipment, net                                    2,246,000        2,928,000
  Software, net                                                  5,622,000        4,445,000
  Deferred tax asset                                                   -0-        1,256,000
  Other assets, net                                                422,000          500,000
                                                               ------------  ---------------
    Total assets                                               $22,367,000   $   18,775,000
                                                               ============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt  $   954,000   $      901,000
  Accounts payable                                                 277,000          779,000
  Settlement payable                                             3,800,000        3,429,000
  Accrued expenses                                               1,243,000        1,336,000
  Deferred income                                                   69,000              -0-
                                                               ------------  ---------------
    Total current liabilities                                    6,343,000        6,445,000

Long-term debt                                                   1,093,000        1,961,000
                                                               ------------  ---------------
    Total liabilities                                            7,436,000        8,406,000
                                                               ------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 authorized:
  6,378,831 and 5,920,174 shares issued; 6,340,562 and
  5,881,905 shares outstanding                                      64,000           59,000
  Additional paid-in capital                                    24,403,000       21,641,000
  Accumulated deficit                                           (9,070,000)     (10,865,000)
  Less treasury stock at cost, 38,269 common shares               (466,000)        (466,000)
                                                               ------------  ---------------
    Total stockholders' equity                                  14,931,000       10,369,000
                                                               ------------  ---------------

    Total liabilities and stockholders' equity                 $22,367,000   $   18,775,000
                                                               ============  ===============


          See accompanying notes to consolidated financial statements.

                                          ELECTRONIC CLEARING HOUSE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                    THREE MONTHS                 SIX MONTHS
                                                                   ENDED MARCH 31,             ENDED MARCH 31,
                                                              -------------------------  --------------------------
                                                                  2004         2003          2004          2003
                                                              ------------  -----------  ------------  ------------
Revenues:
  Processing revenue                                          $ 6,242,000   $5,139,000   $11,935,000   $ 9,886,000
  Transaction revenue                                           5,468,000    4,569,000    11,060,000     8,984,000
  Other revenue                                                    56,000       59,000       126,000       198,000
                                                              ------------  -----------  ------------  ------------

                                                               11,766,000    9,767,000    23,121,000    19,068,000
                                                              ------------  -----------  ------------  ------------
Costs and expenses:
  Processing and transaction expense                            7,467,000    6,430,000    14,358,000    12,674,000
  Other operating costs                                         1,323,000    1,041,000     2,663,000     2,002,000
  Research and development expense                                344,000      342,000       727,000       726,000
  Selling, general and administrative expenses                  1,926,000    1,489,000     3,654,000     2,674,000
                                                              ------------  -----------  ------------  ------------

                                                               11,060,000    9,302,000    21,402,000    18,076,000
                                                              ------------  -----------  ------------  ------------


Income from operations                                            706,000      465,000     1,719,000       992,000

Interest income                                                    17,000        7,000        30,000        15,000
Interest expense                                                  (59,000)     (47,000)     (115,000)      (99,000)
Gain on sale of building                                        1,319,000          -0-     1,319,000           -0-
                                                              ------------  -----------  ------------  ------------

Income before provision for income taxes and
cumulative effect of an accounting change                       1,983,000      425,000     2,953,000       908,000

Provision for income taxes                                       (777,000)    (157,000)   (1,158,000)     (406,000)
                                                              ------------  -----------  ------------  ------------
Income before cumulative effect of an accounting change         1,206,000      268,000     1,795,000       502,000
Cumulative effect of an accounting change to adopt SFAS 142           -0-          -0-           -0-    (4,707,000)
                                                              ------------  -----------  ------------  ------------

Net earnings (loss)                                           $ 1,206,000   $  268,000   $ 1,795,000   $(4,205,000)
                                                              ============  ===========  ============  ============

Basic net earnings (loss) per share
  Before cumulative effect of accounting change               $      0.19   $     0.05   $      0.29   $      0.09
  Cumulative effect of accounting change                              -0-          -0-           -0-         (0.81)
                                                              ------------  -----------  ------------  ------------
  Basic net earnings (loss) per share                         $      0.19   $     0.05   $      0.29   $     (0.72)
                                                              ============  ===========  ============  ============


Diluted net earnings (loss) per share
  Before cumulative effect of accounting change               $      0.17   $     0.05   $      0.26   $      0.09
  Cumulative effect of accounting change                              -0-          -0-           -0-         (0.81)
                                                              ------------  -----------  ------------  ------------
  Diluted net earnings (loss) per share                       $      0.17   $     0.05   $      0.26   $     (0.72)
                                                              ============  ===========  ============  ============

Weighted average shares outstanding
  Basic                                                         6,340,018    5,801,619     6,260,963     5,798,810
                                                              ============  ===========  ============  ============
  Diluted                                                       7,006,689    5,914,121     6,779,909     5,852,717
                                                              ============  ===========  ============  ============


          See accompanying notes to consolidated financial statements.

                            ELECTRONIC CLEARING HOUSE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED MARCH 31,
                                                            --------------------------
                                                                2004          2003
                                                            ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                         $ 1,795,000   $(4,205,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Gain on sale of building                                 (1,319,000)          -0-
    Depreciation                                                269,000       245,000
    Amortization of software                                    681,000       510,000
    Provision for losses on accounts and notes receivable        38,000        26,000
    Fair value of stock issued in connection with
     directors' compensation                                        -0-        21,000
    Deferred income taxes                                     1,158,000       407,000
    Stock option compensation                                    17,000           -0-
    Cumulative effect of an accounting change                       -0-     4,707,000
Changes in assets and liabilities:
    Restricted cash                                            (284,000)     (151,000)
    Accounts receivable                                        (396,000)      (69,000)
    Settlement receivable                                       288,000      (102,000)
    Accounts payable                                           (502,000)     (106,000)
    Settlement payable                                          371,000       472,000
    Deferred income                                              69,000           -0-
    Accrued expenses                                            (98,000)      251,000
    Prepaid expenses                                            (29,000)     (109,000)
                                                            ------------  ------------

   Net cash provided by operating activities                  2,058,000     1,897,000
                                                            ------------  ------------

Cash flows from investing activities:
    Other assets                                                  8,000        72,000
    Purchase of equipment                                      (332,000)     (998,000)
    Proceeds from sale of building                            2,233,000           -0-
    Purchased and capitalized software                       (1,565,000)     (472,000)
                                                            ------------  ------------

   Net cash provided by (used in) investing activities          344,000    (1,398,000)
                                                            ------------  ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                     811,000       292,000
    Repayment of notes payable                               (1,742,000)      (88,000)
    Repayment of capitalized leases                            (321,000)     (234,000)
    Proceeds from private placement                           2,693,000           -0-
    Proceeds from exercise of stock options                      57,000           -0-
                                                            ------------  ------------

    Net cash provided by (used in) financing activities       1,498,000       (30,000)
                                                            ------------  ------------

Net increase in cash                                          3,900,000       469,000
Cash and cash equivalents at beginning of period              5,641,000     2,409,000
                                                            ------------  ------------

Cash and cash equivalents at end of period                  $ 9,541,000   $ 2,878,000
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

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of March 31, 2004, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2004. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentations.

NOTE 2 - STOCK-BASED COMPENSATION:
---------------------------------

The Company measures compensation expense for its employee stock-based compensation under APB 25. The Company provides pro-forma disclosures of net income and earnings per share as if a fair value method had been applied using the Black Scholes Model. Therefore, pro forma compensation costs for employee stock and stock options awards are measured as the excess, if any, of the fair value of the common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method.

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation":

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 MARCH 31,                 MARCH 31,
                                         ------------------------  -------------------------
                                            2004         2003         2004          2003
                                         -----------  -----------  -----------  ------------
Net income (loss), as reported           $1,206,000   $  268,000   $1,795,000   $(4,205,000)

Add:  Stock-based employee
compensation expense included
in reported net income, net of
related tax effect                            5,000          -0-       10,000           -0-

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects      (83,000)     (85,000)    (171,000)     (166,000)
                                         -----------  -----------  -----------  ------------

Pro forma net income (loss)              $1,128,000   $  183,000   $1,634,000   $(4,371,000)
                                         ===========  ===========  ===========  ============

Net earnings (loss) per share:
  Basic - as reported                    $     0.19   $     0.05   $     0.29   $     (0.72)
  Basic - pro forma                      $     0.18   $     0.03   $     0.26   $     (0.75)

  Diluted - as reported                  $     0.17   $     0.05   $     0.26   $     (0.72)
  Diluted - pro forma                    $     0.16   $     0.03   $     0.24   $     (0.75)

NOTE  3  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

The Company calculates net earnings (loss) per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                             THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                           --------------------------------  -------------------------------
                                                 2004             2003            2004            2003
                                           ----------------  --------------  --------------  ---------------
Numerator:
  Income before cumulative
   effect of an accounting change          $      1,206,000  $      268,000  $    1,795,000  $      502,000
  Cumulative effect of an accounting
   change to adopt SFAS 142                             -0-             -0-             -0-      (4,707,000)
                                           ----------------  --------------  --------------  ---------------

       Net income (loss)                   $      1,206,000  $      268,000  $    1,795,000  $   (4,205,000)
                                           ================  ==============  ==============  ===============

Denominator:
  Weighted average shares outstanding
   for basic earnings (loss) per share            6,340,018       5,801,619       6,260,963       5,798,810
  Effect of dilutive stock options                  666,671         112,502         518,946          53,907
                                           ----------------  --------------  --------------  ---------------
  Adjusted weighted average shares
   outstanding for diluted earnings
   (loss) per share                               7,006,689       5,914,121       6,779,909       5,852,717
                                           ================  ==============  ==============  ===============

Basic net earnings (loss) per share:
  Before cumulative effect of accounting
   change                                  $           0.19  $         0.05  $         0.29  $         0.09
  Cumulative effect of accounting change                -0-             -0-             -0-           (0.81)
                                           ----------------  --------------  --------------  ---------------
  Basic net earnings (loss) per share      $           0.19  $         0.05  $         0.29  $        (0.72)
                                           ================  ==============  ==============  ===============

Diluted net earnings (loss) per share:
  Before cumulative effect of
   accounting change                       $           0.17  $         0.05  $         0.26  $         0.09
  Cumulative effect of accounting change                -0-             -0-             -0-           (0.81)
                                           ----------------  --------------  --------------  ---------------
  Diluted net earnings (loss) per share    $           0.17  $         0.05  $         0.26  $        (0.72)
                                           ================  ==============  ==============  ===============

For the three months ended March 31, 2004 and 2003, approximately 5,000 option shares and 343,500 option shares, and for the six months ended March 31, 2004 and 2003, approximately 42,500 option shares and 579,250 option shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------------------

                  THREE MONTHS       SIX MONTHS
                 ENDED MARCH 31    ENDED MARCH 31
                 2004     2003     2004     2003
                -------  -------  -------  -------
Cash paid for:
  Interest       59,000   47,000  115,000   99,000
  Income taxes      -0-      -0-    7,000      -0-


Significant non-cash transaction for the six months ended March 31, 2004 was as follows:

     - Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.

Significant non-cash transaction for the six months ended March 31, 2003 was as follows:

     -    Capital  equipment  of  $177,000  was  acquired  under capital leases.

NOTE  5  -  SEGMENT  INFORMATION:
--------------------------------

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

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                         MARCH 31                    MARCH 31
                              ----------------------------  ---------------------------
                                   2004           2003          2004           2003
                              --------------  ------------  -------------  ------------
Revenues:
  Bankcard and transaction
   processing                 $   9,110,000   $ 7,796,000   $ 17,734,000   $15,315,000
  Check-related products          2,656,000     1,971,000      5,387,000     3,753,000
                              --------------  ------------  -------------  ------------
                              $  11,766,000   $ 9,767,000   $ 23,121,000   $19,068,000
                              ==============  ============  =============  ============
Operating income:
  Bankcard and transaction
   processing                 $   1,291,000   $   963,000   $  2,842,000   $ 1,885,000
  Check-related products            237,000       102,000        649,000       208,000
  Other - corporate expenses       (822,000)     (600,000)   ( 1,772,000)   (1,101,000)
                              --------------  ------------  -------------  ------------
                              $     706,000   $   465,000   $  1,719,000   $   992,000
                              ==============  ============  =============  ============


                                 MARCH 31     SEPTEMBER 30
                                   2004           2003
                              --------------  ------------
Total assets:
  Bankcard and transaction
   processing                 $   8,226,000   $ 7,051,000
  Check-related products          7,957,000     6,794,000
  Other                           6,184,000     4,930,000
                              --------------  ------------
                              $  22,367,000   $18,775,000
                              ==============  ============

NOTE 6 - COMMITMENTS, CONTINGENT LIABILITIES, AND GUARANTEES:
-------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and Mastercard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants which are held by the Company's sponsoring bank to minimize the risk that chargebacks are not collectible from merchants.

-------

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2004, this potential exposure totaled approximately $354 million. At March 31, 2004, the Company, through its sponsoring bank, had approximately $149,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2004, the Company, through its sponsoring bank, has access to $9.6 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended March 31, 2004 and 2003, the Company processed approximately $273 million (2004) and $236 million (2003) of Visa and MasterCard transactions, which resulted in $1.9 million in gross chargeback activities for the three months ended March 31, 2004 and $2.4 million for the three months ended March 31, 2003. Substantially all of these chargebacks were recovered from the merchants.

The Company's contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that guarantees issued or modified subsequent to December 31, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value. Since the Company's agreement with its sponsoring bank, which establishes the guarantee obligation, was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of March 31, 2004 and 2003, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $53,000 and $380,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

The Company currently has a relatively small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the 10 days prior to the balance sheet date. As of March 31, 2004, the Company estimates that its maximum potential dishonored check exposure was approximately $528,000.

For the quarters ended March 31, 2004 and 2003, the Company guaranteed approximately $4,231,000 (2004) and $3,970,000 (2003) of merchant checks, which resulted in $21,000 (2004) and $169,000 (2003) of dishonored checks presented to the Company for payments. When the Company guarantees a check amount, the Company has the right to collect the full amount of the check from the checkwriter. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks whose image was captured at the point of sale and 10-20% of the total dishonored checks who image was not captured. The Company establishes a reserve for this activity based on historical and projected loss experience. As of March 31, 2004 and 2003 the reserve for check guarantee loss was $24,000 (2004) and $138,000 (2003). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

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

OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenues from two main business segments: bankcard and transaction processing services, whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers; and check-related products, whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include the following:

     With respect to our bankcard and transaction processing services:

          -    Debit  and  credit  card  processing;  and
          -    U-Haul  transaction  processing.

     With respect to our check-related products:

          - Check verification - where, prior to approving a check, we search our negative and positive checkwriter database to determine whether the checkwriter has current, delinquent check-related debts;
          - Electronic check conversion - the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System's Automated Clearing House, or ACH, network. The ACH is the electronic banking network through which the vast majority of electronic fund transfers are made in the United States;
          - Check guarantee - where, if we approve a check transaction and a check is subsequently dishonored by the checkwriter's bank, the merchant is reimbursed by us;
          - Check re-presentment - where, upon a check not clearing after its first presentment, we resubmit the check via the ACH network prior to returning the check to the merchant in an effort to increase the number of cleared check transactions; and
          - Check collection - where we provide national scale collection services for a merchant or bank.

     We operate our services under the following brands:

          - MERCHANTAMERICA, our retail provider of payment processing services to both the merchant and bank markets;
          - National Check Network, or NCN, our proprietary database of negative and positive checkwriter accounts used for back-end check verification, check authorization and check capture services, and for membership to collection agencies. Negative checkwriter accounts typically identify a checkwriter's delinquent history in the form of non-sufficient funds and other negative transactions; and
          - XPRESSCHEX, Inc., our registered collection agency that provides retail check verification, check conversion, ACH services, check collection and check guarantee services.

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended March 31, 2004, the bankcard and transaction processing business segment accounted for approximately 77.4% of the Company's total revenue.

Over the past three years, we have invested significant resources and management focus in our check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction or a portion of the returned check service charge. For the quarter ended March 31, 2004, the check services business segment accounted for approximately 22.6% of the Company's total revenue. We are one of a few check processors in the nation with both an ACH engine, which gives us the ability to transfer and settle funds, and a robust checkwriter database (NCN), which provides a valuable service for check risk management to merchants. The NCN database includes over 30 million bad-checkwriter records, 130 million positive records, and is generated and refreshed daily by 260 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

NCN provides an ongoing revenue stream as collection agencies, major national merchants, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a checkwriter in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and loss experience in accepting checks as a form of payment and our NCN database is one of only four major databases in the nation that can serve this market need on a national scale.

XPRESSCHEX revenues are growing due to the increased use of our check conversion services, which include capture of the necessary check data at the point of sale and submission of the transaction electronically to the ACH for settlement. Since we provide ACH and settlement services to merchants, all settlement funds received by us on behalf of the merchants are recorded as settlement payable and all settlement funds paid by the Company in advance are recorded as settlement receivable. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country. This ability to provide local collection capability through one national entity is a distinctive advantage we have over other check service companies who operate centralized collection agencies and only go to local agencies as a secondary or last option.

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet), that connects to over 14,000 banks and about 5 million merchants, to electronically process checks. This program is referred to as the Visa Point-Of-Sale ("POS") Check Service. The Visa POS Check Service was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their checkwriter data to the Visa network, making verification of the checkwriter's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and, as of March 2004, depending on the geographic location of a merchant in the U.S., anywhere from 0% to as high as 30% of all checking accounts in the nation are electronically connected to the Visa network through the banks that are now participating in the Visa POS Check Service.

Being able to approve or decline a check in real time at the point of sale requires a method to verify the checkwriter has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its checkwriter data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa POS Check Service to its merchants, it chooses a Third-Party Processor from the certified providers. At the present time, sixteen financial institutions/service providers who are actively participating in the program are using ECHO's services as a Third-Party Processor and are beginning to actively sell check services to their merchants.

In addition to being a Third-Party Processor, we are one of only five companies that are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant's point-of-sale terminal/systems and reformats them for submission to the Visa network. We were chosen by seven financial institutions/service providers currently in the program to serve as their Acquirer Processor. Most financial institutions presently in the Visa POS Check Service are large national or regional banks and already had terminal management service providers that could act as an Acquirer Processor for the Visa POS Check Service. In the future, as smaller financial institutions make the decision to enter the Visa POS Check Service, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor. To date, ECHO is the only company to register as both a Third-Party Processor and an Acquirer Processor with Visa under the Visa POS Check Service program.

We derive transaction revenue in our role as a Third-Party Processor and/or Acquirer Processor by negotiating a transaction fee with Visa and/or the bank that chose us as its Third-Party Processor and/or Acquirer Processor. This transaction fee averages $0.09 per transaction. The party that sells the service to the merchant (usually the bank) enjoys the largest mark-up on the product, offering the service in the range of $0.30 to $0.60 per check, with external cost in the $0.12 to $0.20 range, depending on what the bank negotiates with Visa and any other Third-Party providers.

During the third quarter of fiscal 2003, a major national retail merchant with approximately 3,000 storefronts initiated the Visa POS Check Service program in all of its stores nationwide. We are the Third-Party Processor in this Visa POS relationship. As of March 31, 2004, this retail merchant was the largest merchant in the Visa POS Check Service program, measured by the volume of transactions initiated by the merchant. The bank that sponsored this merchant into the Visa POS Check Service program is currently in the process of negotiating a multi-year agreement with the merchant. While the outcome of these negotiations is still unknown, the loss of this merchant would not dramatically impact our expectation of overall revenue for fiscal 2004. Additionally, the continued interest and anticipated growth from other new retailers will diminish the significance of this Visa POS Check Service early adopter over time. ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa POS Check Service program, and regardless of the outcome of the negotiations, we anticipate continued growth in the Visa POS Check Service program as the marketing efforts of participating banks in the Visa POS Check Service program become more widely implemented.

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

We are continuing to enhance the Visa POS Check Service so as to leverage our check services products through Visa member banks. As the market gains acceptance of the Visa POS Check Service, it will significantly increase the opportunities to market our check conversion services and verification services to our core merchant base and solidify our strategic relationships with the various financial institutions that have chosen us as their Acquirer Processor and/or Third-Party Processor under the Visa POS Check Service program. It also will create a new marketing channel for us to cross sell our other check products such as electronic check re-presentments, check guarantee, and collections to the Visa member banks participating in the Visa POS Check Service program.

We have also identified an underserved, niche market of smaller regional and community banks for our agent bank program. We are providing a solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's MERCHANTAMERICA product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, our program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide.

SALES  AND  MARKETING
We sell our bankcard and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), our own internal sales force and direct merchant referrals by existing merchants. We also offer merchant services through a direct online sales channel, MERCANTAMERICA. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. We initiated a comprehensive marketing plan in March 2004 to promote the MERCHANTAMERICA brand name. This marketing plan will be fully developed by June 2004 and implemented after careful market testing has been done to confirm its effectiveness. As a result of the growing interest in the Visa POS Check Service, we plan to continue our marketing and sales resources to aggressively promote the Visa POS Check Service.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003
------------------------------------------

Financial highlights for the second quarter of 2004 as compared to the same period last year were as follows:

--Total  revenue  increased  20.5%  to  $11.8  million

--Gross  margins from processing and transaction revenue increased to 36.2% from
  33.8%

--Diluted EPS of $0.17 as compared to diluted EPS of $0.05

--Bankcard and transaction processing revenue increased 16.9% to $9.1 million

--Bankcard processing volume increased 15.5% to $272.9 million

--Check-related revenue increased 34.8% to $2.7 million

--ACH transactions processed increased 320.6% to 5.4 million transactions

REVENUE. Total revenue increased 20.5% to $11,766,000 for the three months ended March 31, 2004, from $9,767,000 for the same period last year. The increase can be primarily attributed to a 16.9% growth in the bankcard processing business and 34.8% growth in the check services business segment as compared to the same period last year. The growth in the bankcard processing business was mainly attributable to an approximate 15.5% increase in bankcard processing volume as compared to the same quarter last year. The processing volume increase was a result of organic growth from our existing merchants and new merchants generated from other marketing programs. The growth in the check services business was attributable to the increase in ACH processing revenue, the increase in check conversion revenue as a result of the growth in the Visa POS Check Service program, and the increase in check verification revenue. The growth in these services arose from our continued focus on check services in general, and on the Visa POS Check Service program specifically. Total processing and transaction revenue for this fiscal quarter increased 20.6%, from $9,708,000 in fiscal 2003 to $11,710,000 in fiscal 2004.

COST OF SALES. A majority of our bankcard processing expenses is fixed as a percentage of our total processing volume, with the remaining costs based on the number of transactions processed. A major component of the Company's bankcard processing expenses, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense increased from $6,430,000 in the second fiscal quarter of 2003 to $7,467,000 in the current fiscal quarter, a 16.1% increase. The increase reflects a 20.6% increase in processing and transaction revenues for this current quarter. We expect that as our total processing volume increases, our bankcard processing expenses will continue to increase.

Gross margin from processing and transaction services increased from 33.8% in the second fiscal quarter 2003 to 36.2% in this fiscal quarter. This increase in gross margin was mainly due to the rate adjustment to merchants implemented in August 2003 and was partially offset by an interchange fee increase in January 2004. The gross margin should continue to improve in the third fiscal quarter as we pass through the most recent interchange increases back to the merchants.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased from $1,041,000 in the second fiscal quarter of 2003 to $1,323,000 in this fiscal quarter, an increase of 27.1%. Because these operating costs fluctuate relative to our total processing volume, and the number of transactions that we process, this increase was primarily attributable to our 20.5% increase in total revenue. The Visa POS Check Service requires a substantial increase in personnel costs to support the implementation and training of the various financial institutions that have chosen us as their Third-Party Processor. We also hired a team of risk management staff dedicated to monitor and enhance our risk management tools. Additionally, the cost of customer support increased substantially over the prior year period due to the added customer support staff dedicated to the growing Visa program.

Research and development expense remained constant from $342,000 in the prior year quarter to $344,000 in the current fiscal quarter. Research and development initiatives are critical in order for us to maintain technological advantages over some of our competitors. We anticipate that this level of investments will continue throughout the remainder of this fiscal year.

Selling, general and administrative expenses increased from $1,489,000 in the second fiscal quarter 2003 to $1,926,000 in the current quarter, an increase of 29.3%. This increase was primarily attributable to: 1) an increase in personnel costs due to cost of living adjustments and an increase in the costs of employees' benefits such as health insurance and worker's compensation insurance; 2) higher annual performance bonuses paid to managers and executives;
3) an increase in sales and marketing expenses to implement our sales and marketing strategies; and 4) an increase in rent due to our corporate relocation in October 2003. As a percentage of total revenue, selling, general and administrative expenses increased from 15.2% in the second fiscal quarter 2003 to 16.4% in the current fiscal quarter.

OPERATING INCOME. Operating income for the quarter ended March 31, 2004 was $706,000, as compared to an operating income of $465,000 in the same period last year, a 51.8% increase. The increase in operating income was primarily due to the 20.5% revenue growth this fiscal quarter as compared to the prior year which grew for the reasons identified elsewhere in this report

INTEREST EXPENSE. Net interest expense remained relatively constant as compared to the prior year quarter, from $40,000 for the fiscal quarter ended March 31, 2003 to $42,000 in the current quarter.

GAIN ON SALE OF BUILDING. During March 2004, we completed the sale of the building located in Agoura Hills, California, which formerly held our principal executive offices. The gain on the sale of this building was $1,319,000. We also paid off two existing loans collaterized by the building of $1,524,000.

EFFECTIVE TAX RATE. The effective tax rate for this fiscal quarter was 39.2% as compared to 36.9% for the prior year quarter and the statutory rate of approximately 40%. The lower tax rate from prior year was a result of the revision in tax estimates.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 16.9%, from $7,796,000 in the second fiscal quarter 2003 to $9,110,000 for this fiscal quarter. This revenue increase was mainly attributable to an approximate 15% increase in bankcard processing volume as compared to the same quarter last year. The processing volume increase was a result of the organic growth from our existing merchants and new merchants generated from other marketing programs.

The bankcard and transaction processing segment generated a gross margin of 29.1% in the quarter ended March 31, 2004 as compared to 27.1% in the same period last year. This increase in gross margin was due to the rate adjustment implemented in August 2003 and was partially offset by an interchange fee increase in January 2004. Operating income for this business segment was $1,291,000 for the current fiscal quarter, up 34.1% from $963,000 in the same period last year. The increase in operating income is attributable to the 16.9% increase in bankcard processing revenue in the current quarter over the prior year quarter.

Check Related Products. Check-related revenues increased from $1,971,000 for the second fiscal quarter ended March 31, 2003 to $2,656,000 for the current fiscal quarter, an increase of 34.8%. This was attributable to the increase in ACH processing revenue, the increase in check conversion revenue as a result of the growth in the Visa POS Check Service program and the increase in check verification revenue. The growth in these services arose from our continued focus on check services in general, and on the Visa POS Check Service program specifically.

Check services revenue made up 22.6% of total processing and transaction revenues in this fiscal quarter as compared to 20.2% in the prior year quarter. Check-related operating income was $237,000 for the current fiscal quarter as compared to $102,000 in the same period last year. The improvement in this business segment was primarily attributable to the 34.8% increase in revenue.


SIX MONTHS ENDED MARCH 31, 2004 AND 2003
----------------------------------------

Financial highlights for the six months ended March 31, 2004, as compared to the same period last year, were as follows:

--Total  revenue  increased  21.3%  to  $  23.1  million

--Gross  margins from processing and transaction revenue increased to 37.6% from
  32.8%

--Diluted EPS of $0.26 as compared to diluted EPS of $0.09 before cumulative effect of accounting change

--Bankcard  and  transaction processing revenue increased 15.8% to $17.7 million

--Bankcard  processing  volume  increased  15.6%  to  $523.6  million

--Check-related  revenue  increased  43.5%  to  $5.4  million

--ACH  transactions  processed  increased  450.5%  to  12.7 million transactions

REVENUE. Total revenue increased 21.3% to $23,121,000 for the six months ended March 31, 2004, from $19,068,000 for the same six-month period last year. Total processing and transaction revenue for this six-month period increased 21.9%, from $18,870,000 for the six months ended March 31, 2003 to $22,995,000 for the same period this fiscal year. Our revenue has increased as a result of organic growth from our existing merchants and new merchants generated from other marketing programs and from our continued focus on check services in general, and on the Visa POS Check Service program specifically.

COST OF SALES. Processing-related expenses increased from $12,674,000 for the six-month period in 2003 to $14,358,000 for the same six months ended March 31, 2004, a 13.3% increase. The increase reflects a 21.9% increase in processing and transaction revenues for the six months ended March 31, 2004 as compared to the same period in the prior year. These increases arise because a majority of our bankcard processing expenses are fixed as a percentage of our total processing volume, with the remaining costs based on the number of transactions processed. As our volume of transactions grows, our processing-related expenses will continue to increase.

Gross margin from processing and transaction services increased from 32.8% in the six-month period last year to 37.6% for the current six-month period. This increase in gross margin was primarily due to the rate adjustment implemented in August 2003, combined with the 43.5% increase in check services revenue, which resulted in an improvement in the gross margin.

EXPENSE. Other operating costs increased from $2,002,000 for the six months ended March 31, 2003 to $2,663,000 for the six months ended March 31, 2004, an increase of 33.0%. This increase was primarily attributable to 21.3% increase in total revenue and the higher customer support costs associated with the growing Visa POS Check Service program. Research and development expense remained constant at $726,000 in the six months ended March 31, 2003 to $727,000 in the current six-month period. This trend indicates the continued personnel and technology investments being made by us to remain competitive in our industry.

Selling, general and administrative expenses increased from $2,674,000 for the six months ended March 31, 2003 to $3,654,000 in the current six-month period, an increase of 36.6%. This increase was primarily attributable to: 1) an increase in personnel costs due to cost of living adjustments and an increase in the costs of employees' benefits such as health insurance and worker's compensation insurance; 2) higher annual performance bonuses paid to managers and executives; 3) an increase in sales and marketing expenses to implement our sales and marketing strategies; and 4) an increase in rent due to our corporate relocation in October 2003. As a percentage of total revenue, selling, general and administrative expenses increased from 14.0% for the six months ended March 31, 2003 to 15.8% in the current six-month period.

OPERATING INCOME. Operating income for the six months ended March 31, 2004 was $1,719,000, as compared to operating income of $992,000 for the same period last year. The improvement in operating income was primarily attributable to the 21.3% increase in revenue.

INTEREST EXPENSE. Net interest expense remained constant, from $84,000 for the six months ended March 31, 2003, to $85,000 for the current six-month period.

EFFECTIVE TAX RATE. Effective tax rate for the six months ended March 31, 2004 was 39.2%, as compared to 44.7% for the six months ended March 31, 2003 and the statutory rate of approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 15.8%, from $15,315,000 for the six months ended March 31, 2003 to $17,734,000 for the current six-month period. This revenue increase was mainly attributable to approximately 15.6% increase in bankcard processing volume as compared to the same six-month period last year. The processing volume increase was a result of the organic growth from the Company's existing merchants and other marketing initiatives.

The bankcard and transaction processing segment generated a gross margin of 30.5% for the six months ended March 31, 2004 as compared to 27.1% in the same period last year. This increase in gross margin was due to the rate adjustment implemented in August 2003 and was partially offset by an interchange fee increase in January 2004.

Check Related Products. Check-related revenues increased from $3,753,000 for the six months ended March 31, 2003 to $5,387,000 for the current six-month period, an increase of 43.5%. This was attributable to the growth in the check conversion revenue and the increase in other electronic check processing and collection revenue. The growth in these services arose from our continued focus on check services in general, and on the Visa POS Check Service program specifically.

Check services revenue accounted for 23.3% of the total revenue for the current six-month period as compared to 19.7% in the same period prior year. Check-related operating income was $649,000 for the current six-month period as compared to $208,000 in the same period last year. The improvement in operating income was primarily attributable to the 43.5% increase in check services revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2004, we had available cash and cash equivalents of $9,541,000, restricted cash of $1,261,000 in reserve with our primary processing bank and a working capital of $7,734,000.

Accounts receivable net of allowance for doubtful accounts increased to $2,276,000 at March 31, 2004 from $1,918,000 at September 30, 2003. This increase was primarily due to increases in revenue and billings. Allowance for doubtful accounts mainly reserved for chargeback losses increased to $118,000 at March 31, 2004 from $91,000 at September 30, 2003.

Net cash provided by operating activities for the six months ended March 31, 2004 was $2,058,000, as compared to net cash provided by operating activities of $1,897,000 for the six months ended March 31, 2003. A portion of this increase was attributable to a $659,000 net increase in settlement payable to merchants. Cash amounts classified as settlement payable are amounts due to be paid to merchants and result from timing differences in our settlement process with those merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement payable may vary and ultimately depends on the volume of transactions processed. As our business grows, settlement payable will likely increase. The balance of our net cash provided by operating activities was generated by the net income of $1,795,000 and other operating activities.

In the six months ended March 31, 2004, we used $332,000 for the purchase of equipment and $1,565,000 for the acquisition of software and the capitalization of software costs. During the six months ended March 31, 2004, we received net proceeds of $2,693,000 from a $3 million private placement, which was completed in October 2003. We also received a net proceed of $2,233,000 from the sale of the building holding our former principal executive offices during this six-month period.

In October 2003, we negotiated a $3,000,000 line of credit and a $1,000,000 equipment lease line with Bank of the West. We have drawn down $600,000 against the $1 million equipment lease line as of March 31, 2004.

At March 31, 2004, we had the following cash commitments:

                            PAYMENT DUE BY PERIOD
                            ---------------------

CONTRACTUAL                       LESS THAN                           AFTER
OBLIGATIONS            TOTAL       1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
-------------------  ----------  ----------  ----------  ---------  ----------
Long-term debt
 including interest  $1,136,000  $  398,000  $  478,000  $  260,000        -0-


Capital lease
 obligations          1,093,000     651,000     388,000      54,000        -0-
Operating leases      1,574,000     463,000     679,000     432,000        -0-
                     ----------  ----------  ----------  ---------  ----------

Total contractual
 cash obligations    $3,803,000  $1,512,000  $1,545,000  $  746,000        -0-
                     ==========  ==========  ==========  ==========  =========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the secured
$3,000,000  line  of  credit  which  has  yet  to  be  utilized.

RISK  FACTORS

We are subject to a number of risks which could affect operating results and liquidity including, among others, the following:

RISKS  RELATED  TO  OUR  BUSINESS
---------------------------------

WE RELY ON COOPERATIVE RELATIONSHIPS WITH, AND SPONSORSHIP BY, BANKS, THE ABSENCE OF WHICH MAY AFFECT OUR OPERATIONS.

We currently rely on cooperative relationships with, and sponsorship by, one bank in order to process our Visa, MasterCard and other bankcard transactions. We also rely on several banks for access to the Automated Clearing House ("ACH") for submission of both credit card and check settlements. Our banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process credit card transactions and receive the related revenue. Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of March 31, 2004, we maintained a dedicated chargeback reserve of $737,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $9.6 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

Additionally, while we believe that the technology underlying our information systems does not infringe upon the rights of any third parties, there is no assurance that third parties will not bring infringement claims against us. We also have the right to use the technology of others through various license agreements. If a third party claimed our activities and/or these licenses were infringing their technology, while we may have some protection from our third party licensors, we could face additional infringement claims or otherwise be obligated to stop utilizing intellectual property critical to our technology infrastructure. If we are not able to implement other technology to substitute the intellectual property underlying a claim, our business operations could be severely affected. Additionally, infringement claims would require us to incur significant defense costs and expenses and, to the extent we are unsuccessful in defending these claims, could cause us to pay monetary damages to the person or entity making the claim. Continuously having to defend such claims or otherwise making monetary damage payments could materially adversely affect our results of operations.

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses remained constant from $342,000 for the quarter ended March 31, 2003 to $344,000 for the quarter ended March 31, 2004. Most of our research and development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the six months ended March 31, 2004, we have spent approximately $102,000 in legal fees and expenses defending these claims.

OUR INABILITY TO RECOVER FROM NATURAL DISASTERS COULD HARM OUR BUSINESS.

We currently maintain three data centers: one in Camarillo, California, one in Albuquerque, New Mexico and one in Boulder, Colorado. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO will centralize its data processing functionality in Camarillo in 2004 and will make Albuquerque a fully redundant site. Prior to that time, it is possible that a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

INCREASES IN THE COSTS OF TECHNICAL COMPLIANCE COULD HARM OUR BUSINESS.

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System's Automated Clearing House and check-related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring our compliance to the specific industries we serve and, when possible, ECHO is moving the technical compliance responsibility to other parties, as is the case with the recent purchase of the Oasis Technologies bankcard processing system wherein the vendor, Oasis Technologies, assumes much of the compliance obligations regularly updated by Visa and MasterCard. As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. While ECHO currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein we compete.


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

WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

Our rights agreement, our ability to issue additional shares of preferred stock and some provisions of our articles of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. We also have staggered three-year terms for our directors. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.

OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended March 31, 2004, the market price of our common stock has been as high as $13.06 and as low as $8.23. Additionally, over the course of the year ended September 30, 2003, the market price of our common stock has been as high as $9.59 and as low as $1.09. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $1,000,000 equipment lease line. There was an outstanding balance of $600,000 against the $1,000,000 equipment lease line as of March 31, 2004. A hypothetical 1% interest rate change would have no material impact on our results of operations.

ITEM 4.  CONTROLS  AND  PROCEDURES
         -------------------------

As of March 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

There have been no changes in our internal controls or in other factors, which materially affect, or which are reasonably likely to materially affect, internal controls during the last fiscal quarter.

PART  II.  OTHER  INFORMATION

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
         -----------------------------------------------------------

The Company held its Annual Meeting of Stockholders on February 9, 2004. At the Annual Meeting, there were 6,319,863 shares of Common Stock entitled to vote, and 5,587,976 shares (88.4%) were represented at the meeting in person or by proxy. Immediately prior to and following the Annual Meeting, the Board of Directors was comprised of Herbert L. Lucas, Jr., Carl R. Terzian, Aristides W. Georgantas, and Joel M. Barry.

The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

1. Proposal to elect Carl R. Terzian to serve as the Company's Class II director for three years and until his successor has been elected and qualified.

          Director                   For                       Withheld
          --------                   ---                       --------

      Carl  R.  Terzian            5,440,860                   147,116

2. Proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 30, 2004.

       For           Against         Abstain          Broker Non-Votes
       ---           -------         -------          ----------------
    5,452,291        133,006          2,679                 -0-


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
         -------------------------------------

(a)  Exhibits:

31.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated May 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated May 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated May 12, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated May 12, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

Date  of  Filing         Item Reported
----------------         -------------

February 12, 2004        On  February  12,  2004,  the Registrant issued a press
                         release announcing its financial results for the quarter ended December 31, 2003.

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





                                          ELECTRONIC  CLEARING  HOUSE,  INC.
                                          ----------------------------------
                                                  (Registrant)



Date:  May 12, 2004                       By:  \s\  Alice  Cheung
                                             -----------------------
                                             Alice  Cheung,  Treasurer  and
                                              Chief Financial Officer