Form 10-Q
period 2004-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2004-08-13
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark  One)
 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

FOR THE PERIOD ENDED JUNE 30, 2004

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


                         TELEPHONE NUMBER (805) 419-8700
                                WWW.ECHO-INC.COM
     (Registrant's telephone number, including area code; web site address)

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

     As of July 31, 2004, there were 6,375,812 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION

                                                                       Page  No.
                                                                       ---------


Item  1.       CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED):


               Consolidated Balance Sheets                                     3
                 June  30,  2004  and  September  30,  2003


               Consolidated  Statements  of  Operations                        4
                 Three  months  and  nine  months  ended
                 June  30,  2004  and  2003


               Consolidated  Statements  of  Cash  Flows                       5
                 Nine  months  ended  June  30,  2004  and  2003


               Notes  to  Consolidated  Financial  Statements                  6


Item  2.       Management's  Discussion  and  Analysis  of                    10
                 Financial  Condition  and  Results  of
                 Operations


Item  3.       Quantitative  and  Qualitative  Disclosures  about Market Risk 22


Item  4.       Controls  and  Procedures                                      23


                           PART II. OTHER INFORMATION


Item  6.       Exhibits  and  Reports  on  Form  8-K                          23

               Signatures                                                     24

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                             ASSETS

                                                                    JUNE 30,     SEPTEMBER 30,
                                                                      2004           2003
                                                                  ------------  ---------------
Current assets:
  Cash and cash equivalents                                       $15,316,000   $    5,641,000
  Restricted cash                                                   1,042,000          977,000
  Settlement receivable                                               498,000          717,000
  Accounts receivable less allowance of $157,000 and $91,000        1,916,000        1,918,000
  Prepaid expenses and other assets                                   289,000          307,000
  Deferred tax asset                                                      -0-           86,000
                                                                  ------------  ---------------
     Total current assets                                          19,061,000        9,646,000

Noncurrent assets:
   Property and equipment, net                                      2,135,000        2,928,000
   Software, net                                                    6,261,000        4,445,000
   Deferred tax asset                                                     -0-        1,256,000
   Other assets, net                                                  384,000          500,000
                                                                  ------------  ---------------

     Total assets                                                 $27,841,000   $   18,775,000
                                                                  ============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt     $   919,000   $      901,000
  Accounts payable                                                    324,000          779,000
  Settlement payable                                                8,320,000        3,429,000
  Accrued expenses                                                  1,487,000        1,336,000
  Deferred income                                                      20,000              -0-
  Deferred tax liability                                              219,000              -0-
                                                                  ------------  ---------------
     Total current liabilities                                     11,289,000        6,445,000

Long-term debt                                                        888,000        1,961,000
                                                                  ------------  ---------------
     Total liabilities                                             12,177,000        8,406,000
                                                                  ------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value, 36,000,000 authorized:
  6,408,081 and 5,920,174 shares issued; 6,369,812 and
  5,881,905 shares outstanding                                          64,000           59,000
  Additional paid-in capital                                        24,485,000       21,641,000
  Accumulated deficit                                              (8,419,000)     (10,865,000)
  Less treasury stock at cost, 39,269 common shares                  (466,000)        (466,000)
                                                                  ------------  ---------------
     Total stockholders' equity                                    15,664,000       10,369,000
                                                                  ------------  ---------------

     Total liabilities and stockholders' equity                   $27,841,000   $   18,775,000
                                                                  ============  ===============

          See accompanying notes to consolidated financial statements.

                                           ELECTRONIC CLEARING HOUSE, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                     THREE  MONTHS               NINE  MONTHS
                                                                    ENDED  JUNE  30,           ENDED  JUNE  30,
                                                                    ----------------           ----------------
                                                                  2004          2003          2004          2003
                                                              ------------  ------------  ------------  ------------
Revenues:
  Processing revenue                                          $ 6,217,000   $ 5,673,000   $18,152,000   $15,559,000
  Transaction revenue                                           5,854,000     4,853,000    16,914,000    13,837,000
  Other revenue                                                    81,000        52,000       207,000       250,000
                                                              ------------  ------------  ------------  ------------

                                                               12,152,000    10,578,000    35,273,000    29,646,000
                                                              ------------  ------------  ------------  ------------
Costs and expenses:
  Processing and transaction expense                            7,587,000     7,135,000    21,945,000    19,809,000
  Other operating costs                                         1,240,000     1,047,000     3,903,000     3,049,000
  Research and development expense                                363,000       375,000     1,090,000     1,101,000
  Selling, general and administrative expenses                  1,880,000     1,457,000     5,534,000     4,131,000
                                                              ------------  ------------  ------------  ------------

                                                               11,070,000    10,014,000    32,472,000    28,090,000
                                                              ------------  ------------  ------------  ------------

Income from operations                                          1,082,000       564,000     2,801,000     1,556,000

Interest income                                                    19,000         6,000        49,000        21,000
Interest expense                                                  (31,000)      (51,000)     (146,000)     (150,000)
Gain on sale of building                                              -0-           -0-     1,319,000           -0-
                                                              ------------  ------------  ------------  ------------

Income before provision for income tax
and cumulative effect of an accounting change                   1,070,000       519,000     4,023,000     1,427,000

Provision  for income taxes                                      (419,000)     (211,000)   (1,577,000)     (617,000)
                                                              ------------  ------------  ------------  ------------
Income before cumulative effect of an accounting change           651,000       308,000     2,446,000       810,000
Cumulative effect of an accounting change to adopt SFAS 142           -0-           -0-           -0-    (4,707,000)
                                                              ------------  ------------  ------------  ------------

Net earnings (loss)                                           $   651,000   $   308,000   $ 2,446,000   $(3,897,000)
                                                              ============  ============  ============  ============

Basic net earnings (loss) per share
  Before cumulative effect of accounting change               $      0.10   $      0.05   $      0.39   $      0.14
  Cumulative effect of accounting change                              -0-           -0-           -0-         (0.81)
                                                              ------------  ------------  ------------  ------------

  Basic net earnings (loss) per share                         $      0.10   $      0.05   $      0.39   $     (0.67)
                                                              ============  ============  ============  ============

Diluted net earnings (loss) per share
  Before cumulative effect of accounting change               $      0.09   $      0.05   $      0.35   $      0.14
  Cumulative effect of accounting change                              -0-           -0-           -0-         (0.80)
                                                              ------------  ------------  ------------  ------------
  Diluted net earnings (loss) per share                       $      0.09   $      0.05   $      0.35   $     (0.66)
                                                              ============  ============  ============  ============

Weighted average shares outstanding
  Basic                                                         6,347,919     5,810,787     6,289,843     5,802,802
                                                              ============  ============  ============  ============
  Diluted                                                       6,977,897     6,039,990     6,890,389     5,917,532
                                                              ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                            ELECTRONIC CLEARING HOUSE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                                   NINE  MONTHS
                                                                 ENDED  JUNE  30,
                                                                 ----------------
                                                                2004          2003
                                                            ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                         $ 2,446,000   $(3,897,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Gain on sale of building                                  (1,319,000)          -0-
   Depreciation                                                 446,000       498,000
   Amortization of software                                   1,061,000       649,000
   Provision for losses on accounts and notes receivable         84,000        45,000
   Fair value of stock issued in connection with
    directors' compensation                                         -0-        21,000
   Deferred income taxes                                      1,561,000       571,000
   Stock option compensation                                     25,000        20,000
   Cumulative effect of an accounting change                        -0-     4,707,000
  Changes in assets and liabilities:
   Restricted cash                                              (65,000)     (206,000)
   Accounts receivable                                          (82,000)     (340,000)
   Settlement receivable                                        219,000      (559,000)
   Accounts payable                                            (455,000)      (90,000)
   Settlement payable                                         4,891,000     3,761,000
   Deferred income                                               20,000           -0-
   Accrued expenses                                             145,000       304,000
   Prepaid expenses                                              68,000      (118,000)
                                                            ------------  ------------

   Net cash provided by operating activities                  9,045,000     5,366,000
                                                            ------------  ------------

Cash flows from investing activities:
   Other assets                                                  17,000        74,000
   Purchase of equipment                                       (398,000)     (139,000)
   Proceed from sale of building                              2,233,000           -0-
   Purchased and capitalized software                        (2,554,000)   (1,990,000)
                                                            ------------  ------------
Net cash used in investing activities                          (702,000)   (2,055,000)
                                                            ------------  ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                      811,000       292,000
   Repayment of notes payable                                (1,827,000)     (133,000)
   Repayment of capitalized leases                             (476,000)     (339,000)
   Proceeds from private placement                            2,693,000           -0-
   Proceeds from exercise of stock options                      131,000        23,000
                                                            ------------  ------------

   Net cash provided by (used in) financing activities        1,332,000      (157,000)
                                                            ------------  ------------

Net increase in cash                                          9,675,000     3,154,000
Cash and cash equivalents at beginning of period              5,641,000     2,409,000
                                                            ------------  ------------

Cash and cash equivalents at end of period                  $15,316,000   $ 5,563,000
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

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of June 30, 2004, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2004. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentations.

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

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation":

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                        ---------------------  -------------------------
                                           2004       2003        2004          2003
                                        ----------  ---------  -----------  ------------
Net income (loss), as reported          $ 651,000   $308,000   $2,446,000   $(3,897,000)

Add: Stock-based employee
compensation expense included
in reported net income net of
related tax effect                          5,000        -0-       15,000           -0-

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect    (104,000)   (92,000)    (292,000)     (262,000)
                                        ----------  ---------  -----------  ------------

Pro forma net income (loss)             $ 552,000   $216,000   $2,169,000   $(4,159,000)
                                        ==========  =========  ===========  ============

Net earnings (loss) per share:
  Basic - as reported                   $    0.10   $   0.05   $     0.39   $     (0.67)
  Basic - pro forma                     $    0.09   $   0.04   $     0.34   $     (0.72)

  Diluted - as reported                 $    0.09   $   0.05   $     0.35   $     (0.67)
  Diluted - pro forma                   $    0.08   $   0.04   $     0.31   $     (0.72)

NOTE  3  -  EARNINGS  (LOSS)  PER  SHARE:
-----------------------------------------

The Company calculates earnings (loss) per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                             THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                           ------------------------------  -------------------------------
                                               2004            2003             2004             2003
                                           -------------  ---------------  ---------------  --------------
Numerator:
  Income before cumulative
   effect of an accounting change          $     651,000  $       308,000  $     2,446,000  $     810,000
  Cumulative effect of an accounting
   change to adopt SFAS 142                          -0-              -0-              -0-     (4,707,000)
                                           -------------  ---------------  ---------------  --------------

  Net income (loss)                        $     651,000  $       308,000  $     2,446,000  $  (3,897,000)
                                           =============  ===============  ===============  ==============

Denominator:
  Weighted average shares outstanding
   for basic earnings (loss) per share         6,347,919        5,810,787        6,289,843      5,802,802
  Effect of dilutive stock options               629,978          229,203          600,546        114,730
                                           -------------  ---------------  ---------------  --------------
  Adjusted weighted average shares
   outstanding for diluted earnings
   (loss) per share                            6,977,897        6,039,990        6,890,389      5,917,532
                                           =============  ===============  ===============  ==============

Basic net earnings (loss) per share:
  Before cumulative effect of accounting
   change                                  $        0.10  $          0.05  $          0.39  $        0.14
  Cumulative effect of accounting change             -0-              -0-              -0-          (0.81)
                                           -------------  ---------------  ---------------  --------------
  Basic net earnings (loss) per share      $        0.10  $          0.05  $          0.39  $       (0.67)
                                           =============  ===============  ===============  ==============

Diluted net earnings (loss) per share:
  Before cumulative effect of
   accounting change                       $        0.09  $          0.05  $          0.35  $        0.14
  Cumulative effect of accounting change             -0-              -0-              -0-          (0.80)
                                           -------------  ---------------  ---------------  --------------
  Diluted net earnings (loss) per share    $        0.09  $          0.05  $          0.35  $       (0.66)
                                           =============  ===============  ===============  ==============

For the three months ended June 30, 2004 and 2003, approximately 42,500 option shares and 287,250 option shares, and for the nine months ended June 30, 2004 and 2003, approximately 42,500 option shares and 357,875 option shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------------------

                       THREE MONTHS       NINE MONTHS
                       ENDED JUNE 30     ENDED JUNE 30
                       2004     2003     2004     2003
                       ----     ----     ----     ----
Cash paid for:
  Interest             31,000  51,000  146,000  150,000
  Income taxes          1,000     -0-    8,000      -0-

-------

Significant non-cash transaction for the nine months ended June 30, 2004 was as follows:

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

                              THREE  MONTHS  ENDED          NINE  MONTHS  ENDED
                                   JUNE  30                      JUNE  30
                                   --------                      --------
                                2004          2003           2004          2003
                                ----          ----           ----          ----
Revenues:
  Bankcard and transaction
   processing               $ 9,315,000   $ 8,612,000   $27,049,000   $23,927,000
  Check-related products      2,837,000     1,966,000     8,224,000     5,719,000
                            ------------  ------------  ------------  ------------
                            $12,152,000   $10,578,000   $35,273,000   $29,646,000
                            ============  ============  ============  ============

Operating income:
  Bankcard and transaction
   processing               $ 1,564,000   $ 1,081,000   $ 4,406,000   $ 2,966,000
  Check-related products        463,000        96,000     1,112,000       304,000
  Other                        (945,000)     (613,000)   (2,717,000)   (1,714,000)
                            ------------  ------------  ------------  ------------
                            $ 1,082,000   $   564,000   $ 2,801,000   $ 1,556,000
                            ============  ============  ============  ============


                              JUNE 30    SEPTEMBER 30
                               2004          2003
                            -----------  -------------
Total assets:
  Bankcard and transaction
   processing               $ 7,903,000  $   7,051,000
  Check-related products     12,981,000      6,794,000
  Other                       6,957,000      4,930,000
                            -----------  -------------
                            $27,841,000  $  18,775,000
                            ===========  =============


NOTE 6 - COMMITMENTS, CONTINGENT LIABILITIES, AND GUARANTEES:
-------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and Mastercard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the

-------

transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants which are held by the Company's sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2004, this potential exposure totaled approximately $368 million. At June 30, 2004, the Company, through its sponsoring bank, had approximately $177,000 of unresolved chargebacks that were in the process of resolution. At June 30, 2004, the Company, through its sponsoring bank, had access to $9.9 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended June 30, 2004 and 2003, the Company processed approximately $265 million (2004) and $259 million (2003) of Visa and MasterCard transactions, which resulted in $2 million in gross chargeback activities for the three months ended June 30, 2004 and $2.2 million for the three months ended June 30, 2003. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of June 30, 2004 and 2003, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $157,000 and $373,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

The Company currently has a relatively small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of June 30, 2004, the Company estimates that its maximum potential dishonored check exposure was approximately $624,000.

For the quarters ended June 30, 2004 and 2003, the Company guaranteed approximately $5,616,000 (2004) and $4,112,000 (2003) of merchant checks, which resulted in $29,000 (2004) and $106,000 (2003) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks with image and 10-20% without image. The Company establishes a reserve for this activity based on historical and projected loss experience. As of June 30, 2004 and 2003, the reserve for check guarantee loss was $40,000 (2004) and $118,000
(2003). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           ------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

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

     We operate our services under the following brands:

          - MERCHANTAMERICA, our retail provider of payment processing services to both the merchant and bank markets;
          - National Check Network(R), or NCN(R), our proprietary database of negative and positive checkwriter accounts used for back-end check verification, check authorization and check capture services, and for membership to collection agencies. Negative checkwriter accounts typically identify a checkwriter's delinquent history in the form of non-sufficient funds and other negative transactions; and
          - XPRESSCHEX(R), Inc., our registered collection agency that provides retail check verification, check Conversion, ACH services, check collection and check guarantee services.

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended June 30, 2004, the bankcard and transaction processing business segment accounted for approximately 76.7% of the Company's total revenue.

Over the past three years, we have invested significant resources and management focus in our check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. For the quarter ended June 30, 2004, the check services business segment accounted for approximately 23.3% of the Company's total revenue. We are one of a few check processors in the nation with both an ACH engine, which gives us the ability to transfer and settle funds, and a robust checkwriter database
(NCN), which provides a valuable service for check risk management to merchants. The NCN database includes over 30 million bad-checkwriter records, 130 million positive records, and is generated and refreshed daily by 260 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

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

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet), that connects to over 14,000 banks and about 5 million merchants, to electronically process checks. This program is referred to as the Visa Point-Of-Sale ("POS") Check Service. The Visa POS Check Service was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their checkwriter data to the Visa network, making verification of the checkwriter's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and, as of June 2004, depending on the geographic location of a merchant in the U.S., anywhere from 0% to as high as 30% of all the checking accounts are electronically connected to the Visa network through the banks that are now participating in the Visa POS Check Service.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the checkwriter has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its checkwriter data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa POS Check Service to its merchants, it chooses a Third-Party Processor from the certified providers. At the present time, sixteen financial services providers, who are actively participating in the program, are using ECHO's services as a Third-Party Processor and are beginning to actively sell check services to their merchants.

In addition to being a Third-Party Processor, we are one of only five companies that are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant's point-of-sale terminal/systems and reformats them for submission to the Visa network. We were chosen by seven financial services providers currently in the program to serve as their Acquirer Processor. Most financial institutions presently in the Visa POS Check Service are large national or regional banks and already had terminal management service providers that could act as an Acquirer Processor for the Visa POS Check Service. In the future, as smaller financial institutions make the decision to enter the Visa POS Check Service, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor. To date, ECHO is the only company to register as both a Third-Party Processor and an Acquirer Processor with Visa under the Visa POS Check Service program.

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

During the third quarter of fiscal 2003, a major national retail merchant with approximately 3,000 storefronts initiated the Visa POS Check Service program in all of its stores nationwide. We are the Third-Party Processor in this Visa POS relationship. As of June 30, 2004, this retail merchant was the largest merchant in the Visa POS Check Service program, measured by the volume of transactions initiated by the merchant. The bank that sponsored this merchant into the Visa POS Check Service program is still in the process of negotiating a multi-year agreement with the merchant. While the outcome of these negotiations is still unknown, the loss of this merchant would not significantly impact our expectation of overall revenue for the remainder of fiscal 2004 and beyond.

ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa POS Check Service program, and regardless of the outcome of the negotiations with the national retail merchant, we anticipate continued growth in the Visa POS Check Service program as the marketing efforts of participating banks in the Visa POS Check
Service  program  become  more  widely  implemented.

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

For the balance of this fiscal year, we plan to grow our check services business by training the sales teams and associates of Visa member banks on the many benefits the Visa POS Check program provides to merchants. Using this strategy over the past nine months, literally hundreds of sales people have been trained and it is expected that this will result in an accelerated growth in the number of new merchants coming on the service in the next three months. In addition to providing sales training to Visa banks, our strategy is to focus part of our sales team on mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer higher margins than larger accounts and offer a less competitive marketplace.

The Company intends to also seek strategic relationships with other service providers in related industries, believing it can increase the speed to market of its check services using such existing channels. As the Visa POS Check program continues to grow, new enhancements are requested. These include enhanced fraud detection, check guarantee, decline reversal techniques, and accelerated program set-up, to name a few, and the Company's strategy is to focus on providing these types of enhancements to the program. As the market gains acceptance of the Visa POS Check Service, it is expected that this will create a new marketing channel for us to cross sell our other check products such as electronic check re-presentment, check guarantee, and collections to the Visa member banks participating in the Visa POS Check Service program.

We also have a strategy to bundle all of our services and market them to smaller regional and community banks under what we call our Agent Bank Program. We are providing a solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's MERCHANTAMERICA product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, our program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide. Over 20 banks have enlisted in the program in the past year and the program is showing signs of continued growth for the balance of the year.

SALES  AND  MARKETING
As a result of the growing interest in the Visa POS Check Service, we plan to continue using our marketing and sales resources to aggressively promote the Visa POS Check Service during the balance of this year. We sell our bankcard and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), our own internal sales force and direct merchant referrals by existing merchants. We also offer merchant services through a direct online sales channel, MERCANTAMERICA. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. We have developed a comprehensive marketing plan to promote the MERCHANTAMERICA brand name and it is expected that this marketing plan will be initiated in early 2005.

Management believes that we are unique in the number of payment services that we offer to our merchants, the combination of transaction types that we manage directly, our ability to integrate additional services and our ability to support each merchant through one vertically integrated source.

Our marketing strategy is to maximize cross-selling opportunities to our existing base of merchants and financial institutions in the Visa POS Check Service program; sell integrated suites of payment services, bankcard and check processing services to small banks; enhance and market MERCHANTAMERICA; and develop the private label check service program.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004
--------------------------------

Financial highlights for the third quarter of 2004 as compared to the same period last year were as follows:

--Total revenue increased 14.9% to $12.2 million

--Gross margins from processing and transaction revenue increased to 37.1% from 32.2%

--Diluted EPS of $0.09 as compared to diluted EPS of $0.05

--Bankcard and transaction processing revenue increased 8.2% to $9.3 million

--Check-related revenue increased 44.3% to $2.8 million

--ACH transactions processed increased 98.7% to 6 million transactions

REVENUE. Total revenue increased 14.9% to $12,152,000 for the three months ended June 30, 2004, from $10,578,000 for the same period last year. The increase can be primarily attributed to the 8.2% growth in the bankcard processing revenue and 44.3% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from other marketing initiatives. Total processing and transaction revenue for the quarter ended June 30, 2004 increased 14.7%, from $10,526,000 in fiscal 2003 to $12,071,000 in fiscal 2004.

COST OF SALES. A major portion of our bankcard processing expense is fixed as a percentage of the total processing volume, which is calculated by the total dollar value processed, with the remaining costs based on the number of transactions processed. A major component of the Company's bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $7,135,000 in the third fiscal quarter of 2003 to $7,587,000 in the quarter ended June 30, 2004, a 6.3% increase. The increase reflects an increase in the volume of transactions processed, and the associated 8.2% increase in bankcard processing and transaction revenues for the quarter ended June 30, 2004 and the 44.3% increase in check services revenue.

Gross margin from processing and transaction services increased from 32.2% in the third fiscal quarter 2003 to 37.1% in the quarter ended June 30, 2004. This increase in gross margin was mainly due to a rate adjustment to merchants implemented in the current year quarter. The gross margin improvement was also positively impacted from the higher growth generated from the check services business segment which yields a higher overall margin.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased from $1,047,000 in the third fiscal quarter of 2003 to $1,240,000 in the quarter ended June 30, 2004, an increase of 18.4%. This increase was primarily attributable to a 14.9% increase in total revenue. We continue to invest in personnel costs to support the implementation and training of the various financial institutions that have chosen us as their Third-Party Processor. We have a team of risk management staff dedicated to monitor and enhance our risk management tools in support of the Visa POS Check program. Additionally, the cost of customer support increased substantially over the prior year period as a result of significantly higher check volumes processed by us.

Research and development expense remained relatively constant from $375,000 in the prior year quarter to $363,000 in the quarter ended June 30, 2004. Research and development initiatives are critical in order for us to maintain the technological advantages over some of our competitors and improve our infrastructure due to growth. We anticipate that this level of investments will continue throughout the remainder of this fiscal year.

Selling, general and administrative expenses increased from $1,457,000 in the third fiscal quarter 2003 to $1,880,000 in the quarter ended June 30, 2004, an increase of 29.0%. This increase was primarily attributable to: 1) an increase in personnel costs due to cost of living adjustments and an increase in the costs of employee benefits such as health insurance and worker's compensation insurance; 2) an increase in sales and marketing expenses to implement our sales and marketing strategies; and 3) an increase in rent due to the new corporate relocation in October 2003. As a percentage of total revenue, selling, general and administrative expenses increased from 13.8% in the third fiscal quarter
2003  to  15.5%  in  the  quarter  ended  June  30,  2004.

OPERATING INCOME. Operating income for the quarter ended June 30, 2004 was $1,082,000, as compared to operating income of $564,000 in the same period last year, a 91.8% increase. The increase in operating income was primarily due to the 14.9% revenue growth, the gross margin improvement during the quarter ended June 30, 2004 as compared to the prior year and for the reasons identified elsewhere in this report.

INTEREST EXPENSE. Net interest expense decreased 39.2% as compared to the prior year quarter, from $51,000 for the fiscal quarter ended June 30, 2003 to $31,000 in the quarter ended June 30, 2004. This was primarily due to the repayment of loans associated with the sale of the Company's prior corporate office building in March 2004.

EFFECTIVE TAX RATE. The effective tax rate for the quarter ended June 30, 2004 was 39.2% as compared to 40.7% for the prior year quarter and the statutory rate of approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 8.2%, from $8,612,000 in the third fiscal quarter 2003 to $9,315,000 for the quarter ended June 30, 2004. This revenue increase was mainly attributable to the organic growth from our existing merchants and new merchants generated from other marketing programs. This growth was somewhat offset by the departure of two high volume bankcard merchants during the quarter ended June 30, 2004, one of which departed as a result of its sale to another company and the other of which departed due to our concern regarding the merchant's excessive chargeback. This negatively impacted our revenue this quarter. Despite these departures, we anticipate our bankcard growth will continue in the fourth fiscal quarter.

The bankcard and transaction processing segment generated a gross margin of 30.1% in the quarter ended June 30, 2004 as compared to 25.6% in the same period last year. This increase in gross margin was due to the rate adjustment implemented in the current year. Operating income for this business segment was $1,564,000 for the quarter ended June 30, 2004, up 44.7% from $1,081,000 in the same period last year. The increase in operating income is attributable to the 8.2% increase in bankcard processing revenue in the quarter ended June 30, 2004 over the prior year quarter combined with the improvement in gross margin.

Check Related Products. Check-related revenues increased from $1,966,000 for the third fiscal quarter ended June 30, 2003 to $2,837,000 for the quarter ended June 30, 2004, an increase of 44.3%. This was attributable to the increase in ACH processing revenue, which increased as a result of a 98.7% increase in total ACH transactions processed, 6 million transactions in the quarter ended June 30, 2004, as compared to 3 million in the prior year quarter, the increase in check conversion revenue as a result of the growth in the Visa POS Check Service program and the increase in check verification revenue. The growth in these services arose from our continued focus on check services in general, and on the Visa POS Check Service program specifically.

Check services revenue made up 23.3% of total processing and transaction revenues in the quarter ended June 30, 2004 as compared to 18.6% in the prior year quarter. Check-related operating income was $463,000 for the quarter ended June 30, 2004 as compared to $96,000 in the same period last year. The improvement in this business segment was primarily attributable to the 44.3% increase in revenue.

NINE  MONTHS  ENDED  JUNE  30,  2004  AND  2003
-----------------------------------------------

Financial highlights for the nine months ended June 30, 2004, as compared to the same period last year, were as follows:

--Total  revenue  increased  19.0%  to  $35.3  million

--Gross  margins from processing and transaction revenue increased to 37.4% from
  32.6%

--Diluted EPS of $0.35 as compared to diluted EPS of $0.14 before cumulative effect of accounting change

--Bankcard  and  transaction processing revenue increased 13.0% to $27.0 million

--Check-related  revenue  increased  43.8%  to  $8.2  million

--ACH  transactions  processed  increased  251.3%  to  18.7 million transactions

REVENUE. Total revenue increased 19.0% to $35,273,000 for the nine months ended June 30, 2004, from $29,646,000 for the same nine-month period last year. Total processing and transaction revenue for this nine-month period increased 19.3%, from $29,396,000 for the nine months ended June 30, 2003 to $35,066,000 for the same period this fiscal year. This increase has resulted from organic growth from our existing merchants and other marketing initiatives.

COST OF SALES. Processing-related expenses increased from $19,809,000 for the nine-month period in 2003 to $21,945,000 for the corresponding nine months ended June 30, 2004, a 10.8% increase. The increase reflects a 19.3% increase in processing and transaction revenues for the nine months ended June 30, 2004 as compared to the same period in the prior year. These increases arise because a majority of our bankcard processing expenses are fixed as a percentage of our total processing volume, with the remaining costs based on the number of transactions processed. As our volume of transactions grows, our processing-related expenses will continue to increase.

Gross margin from processing and transaction services increased from 32.6% in the nine-month period last year to 37.4% for the current nine-month period. This increase in gross margin was primarily due to a rate adjustment pass- through to the merchant, and also as a result of the 43.8% revenue increase in the check services segment, which normally yields a higher gross margin than the bankcard processing segment.

EXPENSE. Other operating costs increased from $3,049,000 for the nine months ended June 30, 2003 to $3,903,000 for the nine months ended June 30, 2004, an increase of 28.0%. This increase was primarily attributable to a 19.0% increase in total revenue and the higher customer support costs associated with the growing Visa POS Check Service program. Research and development expense remained constant at $1,101,000 in the nine months ended June 30, 2003 to $1,090,000 in the current nine-month period. This trend indicates the continued investments being made by us to remain competitive in our industry and to invest in certain internally used software to support our growth.

Selling, general and administrative expenses increased from $4,131,000 for the nine months ended June 30, 2003 to $5,534,000 in the current nine-month period, an increase of 34.0%. This increase was primarily attributable to: 1) an increase in personnel costs due to cost of living adjustments and an increase in the costs of employee benefits such as health insurance and worker's compensation insurance; 2) higher annual performance bonuses paid to managers and executives; 3) an increase in sales and marketing expenses to implement our sales and marketing strategies; and 4) an increase in rent due to our new corporate relocation in October 2003. As a percentage of total revenue, selling, general and administrative expenses increased from 13.9% for the nine months ended June 30, 2003 to 15.7% in the current nine-month period.

OPERATING INCOME. Operating income for the nine months ended June 30, 2004 was $2,801,000, as compared to an operating income of $1,556,000 for the same period last year, an increase of 80.0%. The improvement in operating income was primarily attributable to the 19.0% increase in revenue and improvement in gross margin described above.

INTEREST EXPENSE. Net interest expense remained constant, from $150,000 for the nine months ended June 30, 2003, to $146,000 for the current nine-month period.

EFFECTIVE TAX RATE. Effective tax rate for the nine months ended June 30, 2004 was 39.2%, as compared to 43.2% for the nine months ended June 30, 2003 and the statutory rate of approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 13.0%, from $23,927,000 for the nine months ended June 30, 2003 to $27,079,000 for the current nine-month period. This revenue increase was mainly attributable to approximately 10.8% increase in bankcard processing volume as compared to the same nine-month period last year. The processing volume increase was a result of organic growth from the Company's existing merchants and other marketing initiatives.

The bankcard and transaction processing segment generated a gross margin of 30.4% for the nine months ended June 30, 2004 as compared to 26.5% in the same period last year. This increase in gross margin was attributable to the rate adjustment implemented in the current fiscal year.

Check Related Products. Check-related revenues increased from $5,719,000 for the nine months ended June 30, 2003 to $8,224,000 for the current nine-month period, an increase of 43.8%. This was attributable to the increase in ACH processing revenue, which increased as a result of a 251.3% increase in total ACH transactions processed, 18.7 million transactions for the nine month period ended June 30, 2004, as compared to 5.3 million for the same nine month period in the prior year, and the growth in the check conversion revenue and the increase in other electronic check processing and collection revenue. The growth in these services arose from our continued focus on these services, in general, and on the Visa POS Check Service program specifically.

Check services revenue accounted for 23.3% of the total revenue for the current nine-month period as compared to 19.3 % in the same period prior year. Check-related operating income was $1,112,000 for the current nine-month period as compared to $304,000 in the same period last year. The improvement in operating income was primarily attributable to the 43.8% increase in check services revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2004, we had available cash and cash equivalents of $15,316,000, restricted cash of $1,042,000 in reserve with our primary processing bank and a working capital of $7,772,000.

Accounts receivable net of allowance for doubtful accounts was relatively unchanged, from $1,918,000 at September 30, 2003 to $1,916,000 at June 30, 2004.
Allowance for doubtful accounts mainly reserved for chargeback losses increased to $157,000 at June 30, 2004 from $91,000 at September 30, 2003.

Net cash provided by operating activities for the nine months ended June 30, 2004 was $9,045,000, as compared to net cash provided by operating activities of $5,366,000 for the nine months ended June 30, 2003. A significant portion of this increase was attributable to a $5,110,000 net increase in settlement receivable/payable from/to merchants.

Cash amounts classified as settlement receivable/payable are amounts due to/from merchants and result from timing differences in our settlement process with those merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement receivable/payable may vary and ultimately depends on the volume of transactions processed and the timing of the cut-off date. The balance of our net cash provided by operating activities was generated by the net income of $2,446,000, the changes in deferred income taxes of $1,561,000 and other operating activities.

In the nine months ended June 30, 2004, we used $398,000 for the purchase of equipment and $2,554,000 for the acquisition and capitalization of software costs. During the nine months ended June 30, 2004, we received net proceeds of $2,693,000 from a $3 million private placement, which was completed in October 2003. We also received net proceeds of $2,233,000 from the sale of the building holding our former principal executive offices during this nine-month period. Also during this nine-month period, we paid off $1,827,000 of notes payable, primarily in connection with the sale of the building.

In October 2003, we negotiated a secured $3,000,000 line of credit and a $1,000,000 equipment lease line with Bank of the West. As of June 30, 2004, we have drawn down $600,000 against the $1 million equipment lease line. We have not drawn down against the $3,000,000 line of credit.

At June 30, 2004, we had the following cash commitments:

                              PAYMENT DUE BY PERIOD
                              ---------------------

CONTRACTUAL                      LESS THAN                 AFTER
OBLIGATIONS            TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
-------------------  ----------  ----------  ----------  ----------  -------
Long-term debt
 including interest  $1,053,000  $  419,000  $  415,000  $  219,000      -0-

Capital lease
 Obligations            914,000     590,000     279,000      45,000      -0-

Operating leases      1,492,000     482,000     652,000     358,000      -0-
                     ----------  ----------  ----------  ----------  -------

Total contractual
 cash obligations    $3,459,000  $1,491,000  $1,346,000  $  622,000      -0-
                     ==========  ==========  ==========  ==========  =======

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the secured
$3,000,000  line  of  credit  which  has  yet  to  be  utilized.

RISK FACTORS

We are subject to a number of risks, which could affect operating results and liquidity including, among others, the following:

RISKS  RELATED  TO  OUR  BUSINESS
---------------------------------

WE RELY ON COOPERATIVE RELATIONSHIPS WITH, AND SPONSORSHIP BY, BANKS, THE ABSENCE OF WHICH MAY AFFECT OUR OPERATIONS.

We currently rely on a cooperative relationship with, and sponsorship by, one bank in order to process our Visa, MasterCard and other bankcard transactions. We also rely on several banks for access to the Automated Clearing House ("ACH") for submission of both credit card and check settlements. Our banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process credit card transactions and receive the related revenue. Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through 2005. Additionally, we have reached a tentative agreement with Woodforest Bank in Woodforest, Texas, to sponsor our bankcard activity. We also maintain several banking relationships for ACH processing. While we believe our current bank relationship is sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank and Woodforest Bank, while we believe their respective ability to terminate our respective relationships is cost-prohibitive, they may independently determine that the cost of terminating their agreements is less than the cost of continuing to perform in accordance with their terms, and may therefore determine to terminate those agreements prior to their expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of June 30, 2004, we maintained a dedicated chargeback reserve of $670,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $9.9 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses remained relatively constant from $375,000 for the quarter ended June 30, 2003 to $363,000 for the quarter ended June 30, 2004. Most of our research and development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT IN LITIGATION COULD HARM OUR BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the nine months ended June 30, 2004, we have spent approximately $144,000 in legal fees and expenses defending these claims.

OUR INABILITY TO RECOVER FROM NATURAL DISASTERS COULD HARM OUR BUSINESS.

We currently maintain three data centers: one in Camarillo, California, one in Albuquerque, New Mexico and one in Boulder, Colorado. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO has started to centralize its data processing functionality in Camarillo in 2004 and intends to make Albuquerque a fully redundant site as early as possible. Prior to that time, it is possible that a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

INCREASES IN THE COSTS OF TECHNICAL COMPLIANCE COULD HARM OUR BUSINESS.

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System's Automated Clearing House and check-related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring our compliance to the specific industries we serve and, when possible, ECHO is moving the technical compliance responsibility to other parties, as is the case with our prior purchase of the Oasis Technologies bankcard processing system wherein the vendor, Oasis Technologies, assumes much of the compliance obligations regularly updated by Visa and MasterCard. As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. While ECHO believes it currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein we compete.

RISKS  ASSOCIATED  WITH  OUR  COMMON STOCK
------------------------------------------

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

While management believes that our cash flow from operations together with cash on hand and our established lines of credit will be sufficient to meet our current working capital and other commitments, our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. If we choose to execute on these business strategies, to propertly fund these strategies and our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

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

OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended June 30, 2004, the market price of our common stock has been as high as $11.47 and as low as $8.80. Additionally, over the course of the year ended September 30, 2003, the market price of our common stock was as high as $9.59 and as low as $1.09. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $1,000,000 equipment lease line. There was an outstanding balance of $600,000 against the $1,000,000 equipment lease line as of June 30, 2004. A hypothetical 1% interest rate change would have no material impact on our results of operations.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of June 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

(a)       Exhibits:

31.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated August 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated August 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated August 12, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated August 12, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)       Reports  on  Form  8-K:

Date  of  Filing          Item  Reported
----------------          --------------

May  10,  2004            On May 10, 2004, the Registrant issued a press release
                          announcing its financial results for the quarter ended March 31, 2004.

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



                                          ELECTRONIC CLEARING HOUSE, INC.
                                          -------------------------------
                                                   (Registrant)



Date:  August 12, 2004                    By:  /s/  Alice Cheung
                                             --------------------------
                                             Alice Cheung, Treasurer and
                                             Chief Financial Officer