Form 10-K
period 2004-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2004-12-29
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of  the  Securities  Exchange
---  Act of 1934 for the fiscal year ended Sept. 30, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
            ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
    ---    ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 31, 2004 as reported on the NASDAQ SmallCap Market, was approximately $60,535,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 13, 2004, Registrant had outstanding 6,472,331 shares of Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                   ELECTRONIC CLEARING HOUSE, INC.
                                    2004 FORM 10-K ANNUAL REPORT


                                          TABLE OF CONTENTS
                                          -----------------


PART 1     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  15

PART II    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Security Matters. . . .  16

ITEM 6.    Selected Consolidated Financial Data. . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  18

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .  31

ITEM 8.    Financial Statements and Supplemental Data. . . . . . . . . . . . . . . . . . . . . .  31

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  31

ITEM 9A.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

ITEM 9B.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

PART III   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM 10.   Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . .  33

ITEM 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .  40

ITEM 13.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .  42

ITEM 14.   Principal Accounting Fees and Services. . . . . . . . . . . . . . . . . . . . . . . .  42

PART IV    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8K. . . . . . . . . . . .  44

                                     PART 1


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
            ---------------------------------------------------------

This 2004 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding our intent, belief or current expectations. Examples of forward-looking statements include statements regarding our strategy, financial performance and revenue sources. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, those set forth elsewhere in this Annual Report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ITEM 1.   BUSINESS

OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenues from two main business segments, bankcard and transaction processing services ("bankcard services"), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products ("check services"), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System's Automated Clearing House ("ACH") network; the ACH is the electronic banking network through which a majority of electronic funds transfers are made in the United States), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank). We operate our services under the following brands:

     - MerchantAmerica, our retail provider of all payment processing services to both the merchant and bank markets;
     - National Check Network ("NCN"), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for back-end check verification, check authorization and check capture services, and for membership to collection agencies; and
     - XPRESSCHEX, Inc. for retail check verification, check conversion, Automated Clearing House services (which we describe in greater detail below), check collection and check guarantee services.
     - ECHO, for wholesale check processing services offered to Visa banks under the Visa POS Check Service program.

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


HISTORY  OF  THE  COMPANY

ECHO has been offering bankcard and check services for over 18 years. We were incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. and changed our name to Electronic Clearing House, Inc. with the acquisition of a credit card processing company, Electronic Financial Systems, Inc. in January 1986. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House ("ACH"), a network which serves as a nationwide, wholesale electronic payment and collection system by way of transferring funds between banks via the Federal Reserve System, to deposit funds into any U.S. bank of the merchant's choice. This development made it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

In 1999, ECHO acquired Magic Software Development, Inc., a check processing company located in Albuquerque, New Mexico, that serviced National Check Network ("NCN"), an association of approximately 60 affiliated collection agencies across the nation. At the time, we provided a check guarantee service that only served California merchants, but with the addition of Magic's check processing capabilities, our check guarantee services have been offered on a national basis since 1999. In fiscal 2000, Magic's corporate name was changed to XPRESSCHEX and all XPRESSCHEX activity was moved to our XPRESSCHEX subsidiary. XPRESSCHEX provides and promotes its check and ACH services to other processors and sales organizations in addition to ECHO.

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

In December 2000, we signed an agreement with Visa U.S.A. to participate in a point-of-sale check processing pilot program as both an "Acquirer Processor" (a role that accepts transactions from a merchant's point-of-sale terminal and reformats them for submission to the Visa network) and as a "Third-Party Processor" (a role that approves or declines checks written on accounts of banks not yet participating in the Visa POS Check Service program and deposits approved funds utilizing the Federal Reserve System's Automated Clearing House). Under the program, any one of over 14,000 Visa member banks can offer various check processing services to their merchants and utilize Visa's dedicated communications network and banking relationships to clear check activity using direct debits from the check writer's account. In July 2001, several major financial institutions began participating in the pilot program. The program was released from pilot in December of 2002 and, as of September 2004, nine financial institutions were using ECHO as their Acquirer Processor and sixteen financial institutions were using ECHO as their Third-Party Processor.

In May 2001, we acquired the assets of National Check Network ("NCN") and combined the NCN positive and negative check writer records with the RMRS database, resulting in a combined database of over 120 million check writer records which identify the positive and negative check writing activities occurring with individual check writers (including information related to accepted checks, bounced checks, and the frequency of delinquent transactions). This database is ever-growing with additional contributions daily.

Also in May 2001, ECHO launched MerchantAmerica.com, a web-based source of financial information whereby an ECHO merchant can access its transactional history, bank information, significant business and office-related services and even build an online store and accept payment in the form of credit cards or checks. The site also contains a national Merchant Directory that is free to any merchant in the United States. It also provides any merchant in the United
States with the ability to edit and enhance their directory listing. While we believe that MerchantAmerica.com is a valuable and cost-effective resource for merchants, it also provides us with a low-cost method of keeping our merchants informed and involved with us.

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

Other  Payment  Processing  Services
We also provide various services related to our debit and credit card payment processing, including:

     - Internet Processing - ECHO allows merchants to process payment transactions online with immediate processing, online reporting and security services that protect the cardholder, merchant and Internet Service Provider ("ISP") from fraud.
     - Batch File Processing - ECHO allows mail order, telephone order or direct marketing merchants to process and transmit hundreds of thousands of payments at a time by using Microsoft Excel(R), Access(R) or any other program that can create a "flat file" of data. In this process, the merchant can visit the ECHO Merchant Center, log on with its PIN and merchant number, and then upload the file to ECHO's processing center. The transactions are processed immediately, with reporting available almost immediately to provide response data on each transaction.

Deriving  Revenues
------------------

Bankcard and transaction processing services provide for the majority of our revenues. For the year ended September 30, 2004, bankcard and transaction processing accounted for approximately 76% of our revenues. Bankcard and transaction processing volume rose 9.5% in fiscal 2004, from $961,248,000 in fiscal 2003 to $1,052,588,000 in fiscal 2004, and revenue increased approximately 11.5%, from $32,444,000 in fiscal 2003 to $36,161,000 in fiscal 2004.

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

Discount rates range between 1.5% and 4.5%, and our average discount rate is 2.4%, which is consistent with our rates for the year ended September 30, 2003. Depending upon the discount rate and the cost of clearing interchange, about 75% to 90%, and about 85% on average, of the discount rate revenue is paid to card-issuing banks and organizations and the sponsoring bank.

A transaction fee is charged for each transaction processed and ECHO's average transaction fee in fiscal 2004 was $0.20 per transaction, compared to $0.19 in fiscal 2003. We charge our bankcard merchants a range from $0.15 up to $0.32 per transaction, depending on the type of transaction and merchant. Larger customers tend to pay lower transaction fees given the volume of business they provide. Both Visa and MasterCard have instituted $0.05 to $0.10 transaction fees on each transaction processed that ECHO is required to pay. On average, ECHO pays approximately $0.012 per transaction for communication costs, depending upon the duration and method of transmission.

The market size for credit card processing is approximately 19 billion transactions per year, and this number is growing annually. ECHO has a very small percentage of this market, but we are one of the top 50 credit card processors according to The Nilson Report, a monthly financial subscription-based newsletter. Our competitors include First Data Corporation, the biggest credit card processor in the United States, Certegy, NPC, Global Payments, and many other smaller payment processors. The credit card processing market has undergone rapid consolidation, which has raised unique challenges, including supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and maintaining merchant relationships. While merchant portfolios can be purchased by a processor or a credit card agent bank, merchants are generally under no contractual obligation to utilize the services of the new owner so many of the most active consolidators have been experiencing difficulty in maintaining their number of active merchants.

In an effort to enhance the bankcard transaction processing business segment's processing infrastructure and control processing costs, we licensed several payment processing systems from Oasis Technologies in 2002 and a full integration of this system is currently projected for 2005. While we believe that our data center is reliable and the costs to operate the MerchantAmerica program are currently reasonable, no assurance can be made that such favorable conditions will continue.

In order to engage in Visa and MasterCard processing, a cooperative relationship is required with a bank that sponsors the Visa and MasterCard transactions. ECHO's primary processing bank relationship is with First Regional Bank of Los Angeles, California. As a result of its relationship, ECHO is a registered Independent Sales Organization and Merchant Service Provider with Visa and MasterCard, respectively, which allows us to solicit and support merchants utilizing our services. We have an agreement with First Regional Bank, which continues our relationship through 2005. Pursuant to the terms of the agreement, among other matters, we market and sell merchant services and the bank provides various support services in connection with individual transactions, in exchange for our payment to the bank, on a monthly basis, of either a payment of $0.02 per transaction, or 10 basis points of the bankcard processing volume, depending on the merchant and/or processing volume requirements. The agreement does not allow either party to terminate other than for cause (as defined in the agreement) without incurring liability for breach of the agreement.

CHECK-RELATED  PRODUCTS  (OR  "CHECK  SERVICES")

Overview
--------

ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 39.4% in fiscal 2004, from $8,192,000 for fiscal 2003 to $11,423,000 for fiscal 2004.
Revenues from ACH and check conversion are all increasing significantly. Visa officially released its POS Check Service as of December 2002 and several national banks have since approved the program to be offered to their merchants. Therefore, ECHO anticipates continued growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented. (See also the discussion of the Visa POS Check Service program below.)

Services
--------

With our check services, we provide various services to merchants and banks to allow them to accept and process check payments from consumers. Our check services include the following:

Check  Verification
For a fee, we will search NCN, our proprietary database of negative and positive check writer accounts, attempting to match a specific piece of information, such as a driver's license number or Magnetic Ink Character Recognition ("MICR") number (the numeric data along the bottom of a check), provided by a merchant. A match may identify whether the check writer has a positive record or delinquent check-related debts. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept or decline the check. Verification reduces the risk of accepting a bad check for the merchant, however, in providing this program alone, we typically offer no guarantee that the check will be honored by the check writer's bank and make no promise of reimbursement if the check is dishonored by the bank. Revenue from check verification is derived from fees collected from the merchants when a check is verified against our positive and negative check database. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

Check  Guarantee
With this service, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us and we acquire rights to collect the delinquent amount from the check writer.

The principal risk of providing this service is the risk of ever collecting the amount we guarantee from a delinquent check writer whose check transaction was dishonored by his or her own bank. If we are unable to collect the amount, we lose that amount. On average, we usually collect on 50-60% of the amounts we guarantee that have become delinquent. Given the risks associated with check guarantee, especially for large volume merchants, we exercise strict risk parameters with the merchants to which this service is offered. We typically apply several risk management approaches with this service, which include searching NCN's database against the data provided by the merchant, and "scoring" each transaction according to several factors such as velocity (the number of times a check writer has been searched in a certain period of time), prior activity (historic negative or positive transactions with the check writer), check writer's presence in other databases (these national databases are selectively searched based upon the size of the check and the prior activity with the check writer), size of the check, and historic bad check activity by geographic and/or merchant specific locations, to name a few. If our scoring system concludes that the risk is too high, we issue a coded response instructing the merchant that we will not guarantee the check. If our scoring system results in a positive result, a coded response advises the merchant that we have guaranteed payment on that item.

Electronic  Check  Conversion  ("ECC")
Check conversion is the ability to convert a paper check to an electronic item at the point of sale. ECC is a relatively new system of check settlement that is quickly gaining merchant acceptance. Under the program, the merchant slips a customer's check either through a check reader that reads the MICR line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant has the customer sign a receipt, much the same as in a credit card transaction, and gives a copy of the signed receipt along with the check to the customer. The electronic image, captured by the reader, is sent to our processing center and we settle the check transaction electronically. Merchants' customers like this new system because they get their check back immediately and still have a hard copy receipt of the transaction. Banks like ECC because no paper has to be handled by the bank to settle the transaction. While large national merchants already have check-reading equipment, small merchants will adopt the system only if their check volume justifies the capital investment in equipment, ranging from $150 to $600 per reader.

Check  Re-Presentment
The Federal Reserve System's Automated Clearing House ("ACH") provides the tools to electronically present, re-present and settle funds between banks. Our check re-presentment program allows a merchant to advise its bank that a returned check should be sent to the XPRESSCHEX data processing center in Albuquerque, New Mexico, rather than returned to the merchant. Upon receipt, XPRESSCHEX converts the check to an electronic ACH transaction for resubmission through the ACH network and marks the check for possible collection activity, should it become necessary. One feature a merchant may choose is to time the re-presentment so as to coincide with a check writer's typical payday to better the odds of collection. Generally, the full face value of the check is returned to the merchant upon collection and a collection fee charged to the check writer, usually in the range of $15 to $25, is retained by XPRESSCHEX as payment for its services.

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

Visa  POS  Check  Service  Program  ("Visa  Program")
-----------------------------------------------------

The Visa Program represents a major new initiative by Visa to enable merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for credit and debit card transactions. The Visa Program was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot. As of November 2004, approximately 12% of checking accounts in the United States are electronically connected to the Visa network through the banks that are now participating in the Visa Program. This number is expected to increase to 30% or higher over the coming year as more banks connect their check writer data with Visa. ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa Program, and anticipates continued growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

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

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa Program to its merchants, it chooses a Third-Party Processor from the certified providers and, to date, ECHO serves as a Third-Party Processor for sixteen financial institutions actively participating in the program.

When Visa receives electronic check data from a merchant and the bank upon which the check is drawn has not connected its check writer data to the Visa network, Visa routes that check to the Third-Party Processor that was chosen by the merchant's bank when they set up the program. The Third-Party Processor authorizes or declines a check based upon the negative and positive data contained in several national check account databases that are commercially available and, for those transactions that are approved, the Third-Party Processor will electronically move the funds from the check writer's account to either the merchant bank's master clearing account or directly to the merchant's banking account (depending on the bank's desired settlement method) utilizing the Automated Clearing House ("ACH"), a funds settlement service offered through the Federal Reserve Bank.

In addition to being a Third-Party Processor, we are one of only five companies that are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant's point-of-sale terminal/systems and reformats them for submission to the Visa network. We are chosen by nine banks currently in the program to serve as their Acquirer Processor. Most banks presently in the Visa Program are large national or regional banks and already had terminal management service providers that could act as Acquirer Processor for the Visa Program. In the future, as smaller banks make the decision to enter the Visa Program, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor.

We derive transaction revenue in our role as a Third-Party Processor and/or Acquirer Processor by negotiating a transaction fee with Visa and/or the bank that chose us as its Third-Party Processor and/or Acquirer Processor. This transaction fee averages $0.09 per transaction. The party that sells the service to the merchant (usually the bank) enjoys the largest mark-up on the product, offering the service in the range of $0.30 to $0.60 per check, with external cost in the $0.12 to $0.20 range, depending on what the bank negotiates with Visa and any third-party provider.

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

Deriving  Revenues
------------------

For the past several years, we have invested significant resources and management focus in our check services business which provides various services to merchants and banks to allow them to accept and process check payments from consumers. This business segment comprised approximately 24% of our total revenues for the fiscal year ended September 30, 2004. As an individual segment, check-related revenue increased by 39.4% to $11,423,000 in fiscal 2004 from $8,192,000 for fiscal 2003.

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

The NCN database includes over 20 million negative check account records and 100 million positive records. Over 260 affiliated collection agencies continually contribute to the database to enrich its depth and value. Through its network of NCN members, ECHO can offer regional collection services and distribute collection items to one or more of a select group of NCN's member agencies to maximize a merchant's or bank's ability to collect amounts on a local level. NCN provides an ongoing revenue stream for ECHO as collection agencies, major national merchants, banks, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and losses experienced in accepting checks as a form of payment. Our NCN database is one of only four major databases in the nation that can serve this market need on a national scale, and we are currently the fifth largest check verification processor in the United States according to the July 2004 issue of The Nilson Report, a monthly financial subscription-based newsletter. In addition to operating NCN, we provide a common platform where a business can also access other major negative check writer databases that are currently available in the nation.

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

OTHER  SERVICES

ECHO had historically generated a small percentage of its revenue from its terminal business whereby we deployed proprietary software and terminal hardware in a comprehensive system for real-time credit card authorization, capture and compilation of compensation data, and in some cases, active management of rental equipment information. However, we are currently not pursuing the sale of our proprietary terminal system but rather focusing on our core bankcard and check services business segments. In fact, in fiscal 2003, we gradually shut down our terminal deployment operations.

STRATEGY

Overview
--------

ECHO's strategy is to provide merchants, banks and industry-specific resellers with electronic connectivity to various payment services in the credit card, debit card and check-related markets. Our platform of services is very flexible, enabling merchant customization and scalability to meet the requirements of high transaction volumes, as well as access to the Visa Program. ECHO's services enable merchants to maximize revenues by offering a wide variety of payment options, reducing the costs associated with processing and handling checks, improving collections and managing risk more effectively. Additionally, ECHO is committed to customer service and a recent internal survey of customer satisfaction rates showed an improvement to 4.43 out of a possible 5.0, from approximately 4.15 in a similar survey taken three years prior.

We have targeted several areas as significant opportunities for growth, including focusing on retail accounts for check services and developing a scalable infrastructure to support widespread implementation of the Visa
Program. We also seek to increase profitability of our principal merchant services by enhancing our back-end technology and identifying and targeting new low-cost, incremental revenue opportunities, such as active promotion of our payment services to non-profit organizations.

Promote Check Services for Middle Market Retail Accounts
--------------------------------------------------------

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

Promote Visa POS Check Service Program
--------------------------------------

The Visa Program represents a major initiative by Visa to enable merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for credit and debit card transactions. Given ECHO's role in the early stages of the program and our investment of significant resources and management focus in our check services business as a whole, and specifically with respect to the Visa Program, we anticipate continued growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

Overall, as the market gains acceptance of the Visa Program, our opportunities to market our check collection services, our stand-alone verification services (not currently part of the Visa Program) and any other check services that we are able to provide will further solidify our relationships with the various financial institutions that have chosen us as their Acquirer Processor and/or Third-Party Processor under the Visa Program. We intend to utilize these opportunities to expand our check services business.

As of September 2004, sixteen financial institutions actively participating in the program were using ECHO's services as a Third-Party Processor and are beginning to actively sell check services to their merchants. One of the current participating banks sold the Visa Program to a national specialty-clothing retailer that became active in the Visa Program in June 2003 and now constitutes the largest single user of the Visa Program to date. This national merchant participates in the Visa Program by submitting the MICR data in real time and then returning the paper check to the check writer at the point of sale. All deposit and collection activity on approved checks is derived from the use of the numeric check data and, to date, we have been successful in lowering the retailer's return check percentage to, or below, a competitive level with rates normally charged by national check guarantee services. Significant savings to the retailer are therefore derived (1) from the elimination of having to handle and process paper checks and (2) from the net financial benefit seen from the bad check write-off percentage falling below the rates charged by the national guarantee services.

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

The program was launched in August 2002 and at the end of fiscal 2004 had 19 participating banks. ECHO estimates that there are 10,000 community banks in the United States. and no one provider of services has over 10% of the market. Based on third-party research, we estimate that approximately 6,000 of these banks do not directly offer bankcard services and the approximately 4,000 that are affiliated with a service may be responsive to the MerchantAmerica value proposition.


SALES  AND  MARKETING

ECHO sells its merchant and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), its own internal sales force and direct merchant referrals by existing merchants. We also offer Merchant Services through a direct online sales channel, MerchantAmerica. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. In fiscal 2002, ECHO restructured its sales force by hiring more sales people for its Check Services National Sales Group, which focuses on selling to major accounts and mid-sized retail chains, and implementing an incentive-based commission structure with the goal of targeting specific accounts and shortening the sales cycle. Due to the growing interest in the Visa Program and being the Third-Party Processor of a national clothing retailer, we have redirected much of our marketing and sales resources to aggressively promote the Visa Program.

ECHO offers its payment services through several sales channels, including:

     - MerchantAmerica - Payment services offered directly to merchants and to regional and community banks to offer to their local merchants. MerchantAmerica combines the ECHO credit card services with a full set of check and collection services.

     - Primary Sales Channels - These channels, which include First Regional Bank sponsored Visa Program, direct merchant sales, Check Services National Sales, group sales and MerchantAmerica direct merchant sales, provide the highest margin opportunities.

     - Secondary Sales Channels - Banks in the Visa Program, authorized resellers, NCN Collection Agency Members and MerchantAmerica Agent Banks are part of the secondary sales channel. These channels offer lower margins due to the added participation in the overall revenue such channels require. Currently ECHO has 150 authorized resellers registered to sell ECHO's check products. NCN has over 260 member collection agencies that serve over 85,000 merchants and many agencies are acting as sales agents for ECHO's check services.

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


EMPLOYEES

As of September 30, 2004, we employed 210 individuals, 182 of whom were full time employees.


REPORTABLE  SEGMENTS

Refer to Note 14 "Segment Information" in the accompanying Notes to Consolidated Financial Statements for reportable segment information.


ITEM 2.   PROPERTIES

In March 2004, we sold a building in Agoura Hills, California which was previously our corporate headquarters, for $2,382,000, and paid off the two notes collateralized by this building. As a result of this sale, we recognized a gain of $1,319,000 on a pre-tax basis.

In October 2003, we leased 21,500 square feet of a 40,000 square foot building in Camarillo, California with an option to purchase the building in two years. Our principal executive offices, including customer support, data center and other operational departments were moved to this Camarillo location. We signed an addendum to the October 2003 lease in July 2004 and added 11,100 square feet to the lease. We currently occupy 32,669 square feet of this Camarillo building. The lease payment for this facility as of September 2004 was $23,700 per month. The lease payment will increase to $35,936 per month effective January 2005 pursuant to the provisions of the lease governing the property, which permitted a lower rent during the period commencing July 2004 and ending December 2004.

We have additional real property leases in Agoura Hills, California; Albuquerque, New Mexico; Boulder, Colorado; and Lawrence, Kansas for sales, data center and other operations, under various agreements, which expire at various times over the next year. The total of these lease payments are approximately $40,000 per month.

ITEM 3.   LEGAL PROCEEDINGS

We are involved in various lawsuits arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition of these lawsuits will have no material effect upon either our results of operations, financial position, or cash flows.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. ("LML"), filed a patent infringement claim against us, our subsidiary, XPRESSCHEX, Inc. and others, relating with respect to us and our subsidiary, to the alleged infringement by our check conversion processes of three patents held by LML. The suit was filed in the U.S. District Court for the District of Delaware. LML seeks an undisclosed amount of damages in connection with the alleged infringement. We do not believe that any of our check conversion processes infringe upon any valid or enforceable patent rights of LML and intend to vigorously defend our position against the claims made.
Ultimately, we expect that we will not be held liable for any of the alleged infringement. Despite this belief, the costs associated with our defense will be significant in both 2005 and 2006. We estimate these costs to be approximately $400,000 or higher each year. The case is scheduled to go to trial in April of 2006. Should we be held liable for any alleged infringement, which is not expected, the ultimate liability we may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which we actively began utilizing the check conversion processes alleged to infringe the LML patents. In view of the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to ECHO's total transaction volume, while having to make any payment relating to these claims would be disappointing, we believe that any such alleged damages award should have a relatively minor impact on our results of operations, financial position, or cash flows.

In August 2003, one of our independent sales organizations ("ISO") filed a breach of contract arbitration claim against us in Los Angeles, California. The dispute involved a disagreement related to the manner in which commissions were to be calculated under the agreement. The agreement with the ISO required binding arbitration of all disputes arising under the agreement. The arbitration proceedings occurred in December 2004. The arbitration award is expected between the end of calendar 2004 and the beginning of 2005. The claim arose in the ordinary course of business and we have accrued $300,000 as a litigation accrual related to the dispute. The accrual represents our management's good faith evaluation of the dispute after consultation with legal counsel, however, there can be no assurance that the actual award will not exceed the amount accrued. In the event the arbitration award exceeds the amount accrued, such excess amount would impact our results of operations, financial position or cash flows. Our management does not believe any such impact would be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ECHO's shareholders in the quarter ended September 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER SECURITY MATTERS

Since January 17, 1986, we have been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, we were accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trade under the symbol of "ECHO" on the NASDAQ SmallCap Market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated, as reported on the NASDAQ SmallCap Market.

     FISCAL YEAR ENDED
        SEPTEMBER 30             High         Low
        ------------            ------       -----

           2004
           ----
First Quarter                   $11.33       $6.15
Second Quarter                  $13.06       $8.23
Third Quarter                   $11.47       $8.75
Fourth Quarter                  $ 9.99       $6.45

           2003
           ----
First Quarter                   $ 2.85       $1.09
Second Quarter                  $ 2.75       $1.72
Third Quarter                   $ 4.40       $2.47
Fourth Quarter                  $ 9.59       $3.20

The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in our common stock is limited and sporadic, as indicated by the average monthly trading volume of 829,849 shares for the period from October 2003 to September 2004. On December 13, 2004, the closing representative price per share of our common stock, as reported on the NASDAQ SmallCap Market, was $8.00.

HOLDERS  OF  COMMON  STOCK

As of December 13, 2004, there were 839 record holders and 3,374 beneficial holders of our common stock, with 6,472,331 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Items 7 and 8 below. The following data, insofar as it relates to each of the five years ended September 30, has been derived from our annual financial statements, including the consolidated balance sheets at September 30, 2004 and 2003, and the related consolidated statements of operations and of cash flows for the three years ended September 30, 2004, 2003 and 2002, and notes thereto appearing elsewhere herein.

                                                                    YEAR ENDED SEPTEMBER 30
                                               --------------------------------------------------------------------
                                                   2004           2003        2002        2001           2000
                                               -------------  ------------  ---------  ----------  ----------------
                                                      ( ---- AMOUNTS IN THOUSANDS, EXCEPT PER SHARE ---- )
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues                                       $     47,584   $    40,636   $ 33,291   $  29,943   $        28,340
Costs and expenses                                   44,127        38,211     36,960      29,380            28,324
                                               -------------  ------------  ---------  ----------  ----------------
Income (loss) from operations                         3,457         2,425     (3,669)        563                16
Interest income (expense), net                         (104)         (172)       (74)        106               196
Other income (expense), net                           1,319           -0-        -0-         350               312
                                               -------------  ------------  ---------  ----------  ----------------
Income (loss) before income tax
  (provision) benefit and cumulative
  effect of an accounting change                      4,672         2,253     (3,743)      1,019               524
(Provision) benefit for income taxes                 (1,823)         (925)     1,367        (585)             (233)
                                               -------------  ------------  ---------  ----------  ----------------
Income (loss) before cumulative
  effect of an accounting change                      2,849         1,328     (2,376)        434               291
Cumulative effect of an accounting
  change to adopt SFAS 142[1]                           -0-        (4,707)       -0-         -0-               -0-
                                               -------------  ------------  ---------  ----------  ----------------

Net income (loss)                              $      2,849   $    (3,379)  $ (2,376)  $     434   $           291
                                               =============  ============  =========  ==========  ================


Earnings (loss) per share-basic                $       0.45   $     (0.58)  $  (0.41)  $    0.07   $          0.06
Earnings (loss) per share-diluted              $       0.41   $     (0.56)  $  (0.41)  $    0.07   $          0.05

Weighted average number of common
  shares and equivalents outstanding-basic            6,312         5,812      5,788       5,797             5,257

Weighted average number of common
  shares and equivalents outstanding-diluted          6,900         6,024      5,788       5,964             5,825

BALANCE SHEET DATA:
-------------------
Working capital                                $      8,004   $     3,201   $  3,234   $   5,821   $         6,029
Current assets                                       29,923         9,646      5,728       8,259             7,595
Total assets                                         39,428        18,775     18,191      18,921            17,013
Current liabilities                                  21,919         6,445      2,494       2,438             1,566
Long-term debt, and payable to
  stockholders and related parties,
  less current portion                                  704         1,961      2,159         744               767
Total stockholders' equity                     $     16,240   $    10,369   $ 13,538   $  15,739   $        14,680

[1] The Company completed the transitional impairment testing required by SFAS 142 in the first quarter of fiscal 2003 and determined that its goodwill was fully impaired and a $4.7 million goodwill write-off was recognized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenues from two main business segments, bankcard and transaction processing services ("bankcard services"), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products ("check services"), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee, check verification, electronic check conversion, check re-presentment, and check collection.

We organize our service offerings under the following brand names:

     - MerchantAmerica: ECHO's retail provider of payment processing services to both merchant and bank markets;
     - National Check Network ("NCN"): for wholesale check verification, check authorization and capture services, and for referral to member collection agencies;
     - XPRESSCHEX, Inc.: for retail check verification, check conversion, ACH services, check collection and check guarantee services.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, reserve for doubtful accounts, capitalization of software costs, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

- REVENUE RECOGNITION POLICY. We earn revenue from services which include the following: debit and credit card processing, check verification, ACH services, check conversion, check re-presentment, check collection, check guarantee, and inventory tracking. All of these services are performed pursuant to a contract with customers, which state the terms and fixed price for all contracted services. The price of a service may be a fixed fee for each transaction and/or a percentage of the transaction processed, depending on the service. We generally collect our fee at the time we process the transaction and accordingly, collectibility of the service fee is reasonably assured.

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

Revenue from check verification is derived from fees collected from the merchants when a check is verified against our own positive and negative check database and other check databases that we use. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

Revenue from check conversion is derived from fees collected from merchants to convert the paper check received by merchants into an ACH transaction, which allows us to settle the transaction electronically for the merchant. We recognize the revenue related to check conversion fees when the services are performed.

Revenue from check re-presentment is derived from fees charged to check writers. Check re-presentment is a service that allows merchants to collect a paper check through the ACH network after a check has previously been presented to the bank for collection unsuccessfully at least once. The fees earned from the check writer are recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check guarantee is derived from a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by us. We recognize revenue when the checks are processed at the point of sale. At the time the guarantee revenue is recognized, we provide a reserve for estimated guarantee losses based upon our historical loss experience. In the event the check is dishonored, we have the right to collect the full amount of the check from the check writer but have historically recovered approximately 50-60% of the guaranteed checks. We establish a receivable from the delinquent check writer for the full amount of the guaranteed check. The check guarantee service also earns revenue based on fees collected from delinquent check writers, which collection fee is recognized when collected, as collectibility is not reasonably assured until that point.

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

- RESEARCH AND DEVELOPMENT EXPENSE. Expenditures for activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $1,465,000 in fiscal year 2004 and $1,464,000 in fiscal year 2003.

- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually using a fair value-based approach. In the year of adoption, SFAS No. 142 also requires us to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment. In 2003, we determined that all of our goodwill was impaired under SFAS No. 142 and accordingly took a charge to write down the amount of that impairment.

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


RESULTS  OF  OPERATIONS

FISCAL  YEARS  2004  AND  2003
------------------------------

Financial highlights for fiscal 2004 as compared to fiscal 2003 were as follows:

--   Total revenue increased 17.1% to $47.6 million

-- Gross margin from processing and transaction revenue improved to 37.4% from 33.9%

--   Operating income increased to $3.5 million from $2.4 million

-- Diluted earnings per share before cumulative effect of accounting change were $0.41 as compared to $0.22 per share.

-- Bankcard and transaction processing revenue increased by 11.5% to $36.2 million

--   Bankcard processing volume increased 9.5% to $1.1 billion

--   Check-related revenue increased by 39.4% to $11.4 million

--   ACH processing volume increased 128.4% to 25.8 million transactions


REVENUE. Total revenue increased 17.1% to $47,584,000 for fiscal 2004, from $40,636,000 for fiscal 2003. The increase can be primarily attributable to 11.5% growth in bankcard and transaction processing revenue and 39.4% growth in check services revenue year-over-year. This growth has occurred organically from our existing merchants and from our marketing initiatives during the year, and as a result of increasing acceptance of our check services products and the continued growth in the Visa Program.

The bankcard and transaction processing revenue increase was mainly attributable to a 9.5% increase in bankcard processing volume as compared to last fiscal year. This increase was the result of our organic growth and the growth from our various marketing channels such as the Agent Bank Program and the MerchantAmerica marketing program. The increase was partially offset by the departure of several high volume merchants during the year.

The check-related processing revenue increase was attributable to a 10.6% increase in check verification revenue and a 101.3% increase in ACH services revenues. The high growth in the ACH revenue was due to the increasing market acceptance of this product and the continued growth in the Visa Program.

COST OF SALES. Bankcard processing expenses are directly related to the changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and are reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 11.2% for the year, from $26,660,000 in fiscal 2003 to $29,634,000 in fiscal 2004. The increase reflects the 17.3% increase in processing and transaction revenues for the year.

Gross margin from processing and transaction services improved from 33.9% in fiscal 2003 to 37.4% in fiscal 2004. This improvement in gross margin was mainly due to: 1) check-related revenue, which has a higher gross margin, made up 24.0% of the total revenue in fiscal 2004 as compared to 20.2% of the total revenue in fiscal 2003 and; 2) a rate adjustment was applied to a broad base of bankcard merchants during fiscal 2004 to offset increases in direct bankcard processing expenses.

EXPENSE. Other operating costs such as personnel costs, telephone, depreciation expenses and outside services increased 18.5%, from $4,373,000 in fiscal 2003 to $5,182,000 in fiscal 2004 primarily due to more staff hired in fiscal 2004 to support our growth. Research and development expenses remained constant, from $1,464,000 in fiscal 2003 to $1,465,000 in fiscal 2004. Almost all of our major development projects were in the coding and testing phases in fiscal 2004. Several major development projects should be completed during fiscal year 2005. However, given the rapid change in technology occurring in our industry, we plan to continue to invest in product development in both the bankcard processing business segment and the check-related products segment in order to remain competitive in these financial services markets.

Selling, general and administrative (SG&A) expenses increased 37.3% from $5,714,000 in fiscal 2003 to $7,846,000 in fiscal 2004. This increase was primarily attributable to: 1) greater personnel costs due to cost of living adjustments and greater employee benefits costs, such as health insurance and worker's compensation insurance; 2) growth in sales and marketing expenses to implement our sales and marketing strategies; 3) increased legal and professional expenses to defend several lawsuits; 4) an increase in rent expense due to our new corporate relocation in October 2003; and 5) a $300,000 litigation accrual related to an ordinary course contract dispute with one of its independent sales organizations. The dispute is subject to binding arbitration, the award from which is expected between the end of calendar 2004 and the beginning of 2005. The accrual represents management's good faith evaluation of the dispute after consultation with its legal counsel. As a percentage of total revenue, SG&A expenses increased from 14.1% in fiscal 2003 to 16.5% in fiscal 2004.

OPERATING INCOME. Operating income increased from $2,425,000 in fiscal 2003 to $3,457,000 in fiscal 2004, an increase of 42.6%. The improvement in operating income was primarily attributable to the 17.1% increase in revenue and the 3.5% improvement in gross margin described above.

INTEREST EXPENSE. Interest expense decreased to $175,000 for fiscal 2004, from $200,000 for fiscal 2003. The decrease was due to the full repayment of two long-term notes. Interest income increased from $28,000 in fiscal 2003 to $71,000 in fiscal 2004 due to higher average cash balances on hand throughout fiscal year 2004.

GAIN ON SALE OF ASSETS. Fiscal 2004 results were favorably affected by a pre-tax gain on sale of $1,319,000 resulting from the sale of the building that formerly held the Company's principal executive offices. After the sale, the Company used a portion of the proceeds to pay off two loans totaling $1,524,000, which were collateralized by the building.

EFFECTIVE TAX RATE. The income tax provision was $1,823,000 for fiscal 2004 as compared to $925,000 for fiscal 2003. Our effective tax rate was 39.0% for fiscal 2004, as compared to 37.7% for fiscal 2003. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME. Net income for fiscal 2004 was $2,849,000, as compared to a net loss of $3,379,000 for fiscal 2003. Income before cumulative effect of an accounting change to adopt SFAS 142 was $1,328,000 in fiscal 2003 and $2,849,000 in fiscal 2004, an increase of 114.5%. This increase was primarily attributable to the 17.1% revenue growth year-over-year and the improvements in gross margin.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2004, bankcard processing and transaction revenue accounted for approximately 76.0% of our revenues, compared to 79.8% in fiscal 2003. Bankcard processing and transaction revenue increased 11.5%, from $32,444,000 in fiscal 2003 to $36,161,000 in fiscal 2004. This increase was mainly attributable to a 9.5% increase in bankcard processing volume as compared to last fiscal year. This increase was partially offset by the departure of several high volume merchants. To a lesser extent, the increase was positively impacted by a rate adjustment to our bankcard merchant base during fiscal 2004. We continue to grow our bankcard processing business primarily through organic growth and various sales and marketing programs.

In fiscal 2004, the bankcard and transaction processing segment generated operating income of $5,977,000, or 16.5% of the related revenues, as compared to $4,303,000, or 13.3% of the related revenues in fiscal 2003. This increase in operating income was reflective of the increase in revenue and the higher gross margin as a result of the broad base rate adjustment to merchants to offset higher operating costs.

In fiscal 2001, we purchased a fully integrated, multi-modular bankcard processing system from Oasis Technologies for approximately $1.3 million. We have incurred an additional $700,000 of internal development costs thus far in implementing this system. The implementation of this system will give us greater flexibility to price our credit card processing services, allowing us to attract and retain larger merchants as well as the small and mid-market merchants that have been our target market. This project has experienced numerous implementation delays, mainly as a result of vendor software delivery issues and the vigorous testing required prior to implementation. Management now anticipates that portions of the Oasis system will begin productive use in the second half of 2005.

Check Related Products. Check-related revenues increased from $8,192,000 for fiscal 2003 to $11,423,000 for fiscal 2004, an increase of 39.4%. Check verification revenue increased 10.6% to $3,425,000 for fiscal 2004, from $3,097,000 for fiscal 2003. Check conversion, ACH services and check re-presentment revenue increased 101.3% to $5,820,000 for fiscal 2004, from $2,892,000 for fiscal 2003. Additionally, check collection revenue increased 14.0%, from $1,791,000 in fiscal 2003 to $1,816,000 in fiscal 2004. The high growth in the check conversion and ACH revenue was due to the increasing market acceptance of this product and to the transaction revenue generated by the Visa Program. Total ACH transactions processed during fiscal 2004 were 25.8 million transactions, as compared to 11.3 million transactions processed in fiscal 2003, an increase of 128.4%. ACH transactions, like ACH revenues, increased primarily from the increasing market acceptance of the ACH services and the Visa Program.

Check services revenue made up 24.0% of the total processing and transaction revenues for fiscal 2004 as compared to 20.2% in fiscal 2003. Check-related operating income was $1,644,000 in fiscal 2004, as compared to operating income of $591,000 in fiscal 2003, an increase of 178.2%. The increase in operating income was mainly due to the 39.4% increase in check-related revenues.

The Visa Program is continuing to gain traction during 2004. We are currently working with 16 Visa member banks that have signed up to participate in this Visa Program. One of the Visa acquiring banks, using us as the Third-Party Processor, rolled out this Program to a national retailer in June 2003. This one merchant accounted for a significant percentage of revenue generated from the Visa Program in fiscal 2004 and an increased volume of transactions processed. Management continues to believe that the Visa Program will provide us with numerous opportunities to develop strategic relationships with the banks who have chosen us to be their Third-Party Processor and Acquirer Processor under the Visa Program. These relationships could play a major role in increasing our check services revenue in the coming years.


RESULTS  OF  OPERATIONS

FISCAL  YEARS  2003  AND  2002
------------------------------

Financial highlights for fiscal 2003 as compared to fiscal 2002 were as follows:

--   Total revenue increased 22.1% to $40.6 million

-- Gross margin from processing and transaction revenue improved to 33.9% from 30.1%

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

-- Bankcard and transaction processing revenue increased by 18.2% to $32.4 million

--   Bankcard processing volume increased 26.4% to $961 million

--   Check-related revenue increased by 40.4% to $8.2 million

--   ACH processing volume increased 403.8% to 11.3 million transactions


REVENUE. In fiscal 2003, total revenue increased 22.1% to $40,636,000, from $33,291,000 for fiscal 2002. The increase was primarily attributable to the growth in the processing and transaction business. Total processing and transaction revenue for fiscal 2003 increased 22.6%, from $32,889,000 in fiscal 2002 to $40,313,000 in fiscal 2003. The increase was attributable to an 18.2% increase in bankcard and transaction processing revenue and a 40.4% increase in check-related revenue.

The bankcard and transaction processing revenue increase was mainly attributable to an approximate 26.4% increase in bankcard processing volume as compared to fiscal 2002. This increase was also affected by a rate adjustment to the bankcard merchant base during fiscal 2003 and the fact that we continued to grow our bankcard processing business organically through various sales and marketing programs.

The check-related processing revenue increase was attributable to a 9.8% increase in check verification revenue and a 246.0% increase in electronic check conversion and electronic check presentment revenue. The high growth in check conversion revenue was due to the increasing market acceptance of this product. Additionally, it was attributable to the transactions generated by the Visa Program.

Terminal sales decreased by 50.8%, from $252,000 in fiscal 2002 to $124,000 in fiscal 2003. During fiscal 2003, U-Haul stopped sending its terminals to us for repair. We gradually shut down our terminal deployment operations during fiscal 2003.

COST OF SALES. Bankcard processing expenses are directly related to the changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 16.0% in fiscal 2003, from $22,973,000 in fiscal 2002 to $26,660,000 in fiscal 2003. The increase reflected a 22.7% increase in processing and transaction revenues for the year. Gross margin from processing and transaction services improved from 30.1% in fiscal 2002 to 33.9% in fiscal 2003. This improvement in gross margin was mainly due to: 1) check-related revenue which has a higher gross margin made up 20.2% of the total revenue in fiscal 2003 as compared to 17.5% of the total revenue in fiscal 2002; 2) a rate adjustment was applied to a broad base of bankcard merchants during fiscal 2003 to offset increases in direct bankcard processing expenses; and 3) loss on chargeback decreased substantially, from $261,000 in fiscal 2002 to $44,000 in fiscal 2003.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased 8.5%, from $4,032,000 in fiscal 2002 to $4,373,000 in fiscal 2003 primarily due to the 22.1% increase in revenue. Research and development expenses decreased 162% from $1,747,000 in fiscal 2002 to $1,464,000 in fiscal 2003, as most of our development projects entered into coding and testing phases.

Selling, general and administrative expenses increased 9.5% from $5,219,000 in fiscal 2002 to $5,714,000 in fiscal 2003. This increase was mainly due to the addition of management personnel to support our growth, the increase in employee benefits costs such as medical insurance, workers compensation insurance and the increase in cost of living adjustments. As a percentage of total revenue, selling, general and administrative expenses decreased from 15.7% in the fiscal 2002 to 14.1% in fiscal 2003.

Amortization of goodwill expense, which amounted to $489,000 in 2002, was eliminated in fiscal 2003 due to the implementation of SFAS No. 142.

INTEREST EXPENSE. Interest expense increased to $200,000 for fiscal 2003, from $129,000 in fiscal 2002. The increase was due to a $1.3 million long-term note from a legal settlement in fiscal 2002 and an increase in capitalized leases from equipment purchases. Interest income decreased from $55,000 in fiscal 2002 to $28,000 in fiscal 2003 due to a decline in interest rates and lower average cash balances.

EFFECTIVE TAX RATE. The income tax provision was $925,000 for fiscal 2003 as compared to an income tax benefit of $1,367,000 for fiscal 2002. Our effective tax benefit rate was 36.5% for fiscal 2002 and a tax provision rate was 37.7% for fiscal 2003.

NET LOSS. Net loss for fiscal 2003 was $3,379,000, as compared to a net loss of $2,376,000 for fiscal 2002. The higher net loss in fiscal 2003 was primarily due to a $4.7 million goodwill write-off on our adoption of SFAS 142 in October 2002. Income from operations improved substantially in fiscal 2003, from a $3,669,000 operating loss in fiscal 2002 to $2,425,000 in operating income for fiscal 2003. The improvement in income from operations between fiscal 2002 and fiscal 2003 comprised the following: 1) a 22.1% increase in revenue; 2) a 3.8% improvement in gross margin; 3) the elimination of $489,000 in goodwill amortization expense; and 4) a one-time $2.5 million legal settlement cost was incurred in fiscal 2002.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2003, MerchantAmerica, our primary generator of bankcard process and transaction revenue, accounted for approximately 80% of our revenues, compared to 82% in fiscal 2002. Bankcard processing and transaction revenue increased 18.2%, from $27,456,000 in fiscal 2002 to $32,444,000 in fiscal 2003. This increase was mainly attributable to an approximate 26.4% increase in bankcard processing volume as compared to fiscal 2002. This increase was also affected by a rate adjustment to our bankcard merchant base during fiscal 2003 and the fact that we continued to grow our bankcard processing business organically through various sales and marketing programs.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2004, we had available cash and cash equivalents of $7,576,000, restricted cash of $1,024,000 in reserve with our primary processing banks and working capital of $8,004,000.

Accounts receivable, net of allowance for doubtful accounts, increased slightly to $1,943,000 at September 30, 2004 from $1,939,000 at the end of fiscal 2003. Allowance for doubtful accounts, which reflects chargeback losses increased to $111,000 at the end of fiscal 2004 from $71,000 at September 30, 2003. This increase was due to the higher processing revenue generated in fiscal 2004.

Net cash provided by operating activities for the year ended September 30, 2004 was $5,325,000 as compared to net cash provided by operating activities of $4,549,000 for fiscal 2003. The increase in cash from operations was primarily attributable to the $1,032,000 increase in operating income between fiscal 2004 and 2003. Settlement receivable/payable results from timing differences in our settlement process with merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement receivable/payable may vary and ultimately depends on the volume of transactions processed. The increase in settlement receivable/payable in fiscal 2004 is primarily attributable to the high volume of transactions experienced from our check services. As our business grows, settlement receivable/payable balances will likely increase.

Net cash used in investing activities was $1,904,000 for the fiscal 2004 as compared to $3,271,000 for fiscal year 2003. During fiscal 2004, we used $4,278,000 for purchases of equipment and capitalized software costs as compared to $3,291,000 for fiscal 2003. We should be completing several major projects in fiscal 2005 related to infrastructure improvements and thereby decreasing the amount of investment required in fiscal 2005 as compared to fiscal 2004. In fiscal 2004, we also received $2,233,000 in proceeds from the sale of our former corporate headquarters building.

Net cash provided by financing activities was $1,247,000 for the current fiscal year as compared to net cash used by financing activities of $179,000 for fiscal year 2003. During fiscal 2004, we received net proceeds of $2,693,000 from a private placement. We paid off $1,916,000 in notes payable, and used $562,000 for the repayment of capitalized leases and received $221,000 from the exercise of employee stock options.

In November 2003, we negotiated a $1,000,000 equipment lease line and a $3,000,000 credit line with Bank of the West for working capital needs. As of September 30, 2004, we have drawn down $600,000 of the equipment lease line but have not used the $3,000,000 credit line.


At September, 2004, we had the following cash commitments:

                              Payment Due By Period
                              ---------------------

Contractual                       Less than                            After
Obligations             Total       1 year    2-3 years   4-5 years   5 years
-----------           ----------  ----------  ----------  ----------  --------
Long-term debt
  including interest  $  970,000  $  434,000  $  356,000  $  180,000  $    -0-
Capital lease
  obligations            757,000     528,000     196,000      33,000       -0-
Operating leases       1,929,000     565,000     909,000     455,000       -0-
                      ----------  ----------  ----------  ----------  --------
Total contractual
  cash obligations    $3,656,000  $1,527,000  $1,461,000  $  668,000  $    -0-
                      ==========  ==========  ==========  ==========  ========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that our cash flow from operations together with cash on hand, our lease line, our established line of credit with Bank of the West, and cash previously received from our private placement financing will be sufficient to meet our working capital and other commitments.

NEW  ACCOUNTING  PRONOUNCEMENT

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. Management is currently evaluating the impact of SFAS 123R and it is expected that it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option awards.

RISK  FACTORS

Our business, and accordingly, your investment in our common stock, is subject to a number of risks. These risks could affect our operating results and liquidity. You should consider the following risk factors, among others, before investing in our common stock:

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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through 2005. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe their ability to terminate our respective relationships is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with their terms, and may therefore determine to terminate those agreements prior to their expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of September 30, 2004, we maintained a dedicated chargeback reserve of $708,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $9.9 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

EXCESSIVE CHARGEBACK LOSSES COULD SIGNIFICANTLY AFFECT OUR RESULTS OF OPERATIONS AND LIQUIDITY.

Our agreements with our sponsoring bank require us to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If we are unable to collect this amount from the merchant's account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2004, this potential exposure totaled approximately $352 million. At September 30, 2004, we, through our sponsoring banks, had approximately $168,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2004, we, through our sponsoring banks, had access to $9.9 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For  the  fiscal  years 2004 and 2003, we processed approximately $1,053 million
(2004) and $961 million (2003) of Visa and MasterCard transactions, which resulted in $7.6 million in gross chargeback activities for the fiscal year ended 2004 and $9.3 million for the fiscal year ended 2003. Substantially all of these chargebacks were recovered from the merchants.

Nevertheless, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

FAILURE TO PARTICIPATE IN THE VISA POS CHECK SERVICE PROGRAM WOULD CAUSE US TO SIGNIFICANTLY SHIFT OUR OPERATING AND MARKETING STRATEGY.

We have significantly increased our infrastructure, personnel and marketing strategy to focus on the potential growth of our check services through the Visa POS Check Service program. We currently provide critical back-end infrastructure for the service, including our NCN database for verification and our access to the Federal Reserve System's Automated Clearing House for funds settlement and for checks written on bank accounts with banks not participating in the program.

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

IF WE ARE UNABLE TO PROCESS SIGNIFICANTLY INCREASED VOLUME ACTIVITY, THIS COULD AFFECT OUR OPERATIONS AND WE COULD LOSE OUR COMPETITIVE POSITION.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activities. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system's capabilities. To minimize this risk, ECHO has redesigned and upgraded its check related processing systems and has purchased a high end system to process bankcard activity. This system is not yet operational, and even when it becomes operational, no assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in such time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements. Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

WE INCUR FINANCIAL RISK FROM OUR CHECK GUARANTEE SERVICE.

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the year ended September 30, 2004, we incurred $128,000 in losses from uncollected guaranteed checks.

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

Additionally, while we believe that the technology underlying our information systems does not infringe upon the rights of any third parties, there is no assurance that third parties will not bring infringement claims against us. We also have the right to use the technology of others through various license agreements. If a third party claimed our activities and/or these licenses were infringing their technology, while we may have some protection from our third-party licensors, we could face additional infringement claims or otherwise be obligated to stop utilizing intellectual property critical to our technology infrastructure. If we are not able to implement other technology to substitute the intellectual property underlying a claim, our business operations could be severely effected. Additionally, infringement claims would require us to incur significant defense costs and expenses and, to the extent we are unsuccessful in defending these claims, could cause us to pay monetary damages to the person or entity making the claim. Continuously having to defend such claims or otherwise making monetary damages payments could materially adversely affect our results of operations.

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses remained constant from $1,464,000 in fiscal 2003 to $1,465,000 in fiscal 2004. Most of our development project costs were capitalized once we entered into coding and testing phases, we continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT IN LITIGATION COULD HARM OUR BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. As of September 30, 2004, we have spent approximately $279,000 in legal fees and expenses defending these claims.

OUR INABILITY TO RECOVER FROM NATURAL DISASTERS COULD HARM OUR BUSINESS.

We currently maintain three data centers: one in Camarillo, California, one in Albuquerque, New Mexico and one in Boulder, Colorado. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO centralized its data processing functionality in Camarillo during fiscal 2004 and will make Albuquerque a fully redundant site. Prior to that time, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

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

RISKS  ASSOCIATED  WITH  OUR  COMMON  STOCK
-------------------------------------------

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

OUR STOCK PRICE HAS BEEN VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended September 30, 2004, the market price of our common stock has been as high as $9.99, and as low as $6.45. Additionally, over the course of the year ended September 30, 2004, the market price of our common stock has been as high as $13.06 and as low as $6.15. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements and Supplementary Data are listed under "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of September 30, 2004, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with its Securities and Exchange Commission disclosure obligations. During the quarter ended September 30, 2004, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of ECHO are:

                                                     Date first became
         Name                    Position           Officer or Director
-----------------------  -------------------------  -------------------
Joel M. Barry            Chairman of the Board,            1986
                         Chief Executive Officer,

Alice L. Cheung          Chief Financial Officer,          1996
                         Treasurer

Alex Seltzer[1]          Chief Operating Officer/          2002
                         Chief Information Officer

Steven Smith[1]          Chief Information Officer         2004

Sharat Shankar           Senior Vice President             2003

Patricia M. Williams     Senior Vice President             1997

Jack Wilson              Senior Vice President             1994

Kris Winckler            Senior Vice President             1999

Arnold Feinberg          Vice President                    2000

Jesse Fong               Vice President                    1994

David Griffin            Vice President                    1990

Robert Hare              Vice President                    1999

Steve Hoofring           Vice President                    2003

David Piatt              Vice President                    2003

Rick Slater              Vice President                    1998

Donna L. Rehman          Corporate Secretary               1990

Herbert L. Lucas         Director                          1991

Aristides W. Georgantas  Director                          1999

Carl R. Terzian          Director                          2002

Richard Field            Director                          2004

[1] Steven Smith succeeds Alex Seltzer, with respect to information technology duties previously performed by Mr. Seltzer, and joins us as a result of Mr. Seltzer's decision to pursue other business interests. Mr. Seltzer will continue providing services to us through December 31, 2004, the effective date of his resignation.

JOEL M. BARRY, age 54, has been a Director of ECHO since July 1986, and Chairman of the Board since December 1986. Mr. Barry served as Chief Financial Officer from May 1987 to June 1990, and Executive Vice President from October 1987 to June 1990, when he was designated Chief Executive Officer of ECHO. Mr. Barry is also a Director and Chief Executive Officer of the MerchantAmerica and XPRESSCHEX, Inc. wholly-owned subsidiaries. From August 1981 to June 1991, Mr. Barry was a lecturer and investment counselor for Dynamic Seminars, a firm he founded in 1981, and Basics Financial Planning and Investments, a firm he founded in 1983. From 1972 to 1974, Mr. Barry owned and operated a recording business and from 1975 to 1981 was employed as the Director of Marketing and Sales with Financial Dynamics, a financial planning firm located in Covina, California. Mr. Barry attended Oklahoma State University from 1969 to 1970, majoring in Accounting and Ozark Bible College from 1970 to 1972, majoring in music.

ALICE L. CHEUNG, age 47, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung received her BS degree in business administration/accounting from California State University in Long Beach, California and became a Certified Public Accountant in May 1982. Prior to joining ECHO, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems from February 1988 to January 1996, prior to its merger with Nextel Communications, Inc. Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

ALEX SELTZER, age 52, joined ECHO in August 2002 as Chief Operating Officer and Chief Information Officer. Prior to joining ECHO, Mr. Seltzer was the CIO and co-founder of Online Resources Corporation, an e-financial services outsourcer providing home banking, bill payment, and integrated third-party financial services to small and medium-sized U.S. banks. Mr. Seltzer holds a BS degree in Applied Math and Computer Science from MIT in Cambridge, Massachusetts and an MBA from Stanford Graduate School of Business in Stanford, California.

STEVEN SMITH, age 44, joined ECHO in November 2004 as Chief Information Officer. Prior to joining ECHO, Mr. Smith was Vice President of Engineering for Digital Insight (a financial services ASP providing Internet banking, bill payment, cash management and loan origination capabilities to over 1,500 financial institutions across North America), where he was accountable for all product development. Mr. Smith has also served as a CIO and Vice President of Research and Development for Lombardi Software in Austin, Texas and as a Partner with Ernst & Young/CAP Gemini. Mr. Smith holds a B.A. degree in Computer Science from The University of Texas in Austin.

SHARAT SHANKAR, age 34, joined ECHO in June 2003 as Vice President of Risk Management and Business Intelligence. Prior to joining ECHO, Mr. Shankar worked at TeleCheck for approximately eight years where he held a variety of positions leading up to Vice President of Risk Management. Prior to TeleCheck, Mr. Shankar held positions at MetLife as well as Hong Kong and Shanghai Bank, Madras, India. Mr. Shankar holds a Bachelor of Commerce degree from Loyola College, India, and a Master of Business Administration degree from James Madison University, Virginia.

PATRICIA M. WILLIAMS, age 39, joined ECHO in September 1996, serving as Director of Program Management, Ms. Williams was appointed Vice President of Corporate Program Management in October 1997 and Vice President of Check Services in October 2001. In June of 2003, Ms. Williams was appointed to the position of Vice President of Sales and Marketing. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles. Ms. Williams holds a B.A. degree in communications from the University of California, Los Angeles.

JACK WILSON, age 60, has served as Vice President of Merchant Services since June 1994 and was Director of Bankcard Relations for ECHO from October 1992 until May 1994. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank. Mr. Wilson holds a teaching credential from the California Community College System in business and finance.

KRIS WINCKLER, age 39, joined ECHO in April, 1999, as Vice President of ECHO's XPRESSCHEX subsidiary. Mr. Winckler is currently the Senior Vice President of Product and Strategic Planning at ECHO. Prior to joining ECHO, Mr. Winckler was a consultant at Andersen Consulting and the President of Magic Software, a company specializing in check verification, conversion, and ACH software. Mr. Winckler has been active in the check and collection industry for over ten years and has been a member of the Electronic Check Council of NACHA since 1998. Mr. Winckler holds a B.S. degree in Electrical Engineering from the University of New Mexico, an MBA from the University of Illinois, and is an Accredited ACH Professional (AAP) and Certified Treasury Professional (CTP).

ARNOLD FEINBERG, age 55, joined ECHO in January 2000 as Vice President of sales. Prior to joining ECHO, Mr. Feinberg was an independent sales consultant for Rocky Mountain Retail Systems, a company that provided check authorization software and transaction processing services and was acquired by ECHO in 2000. From 1986 to 1993, Mr. Feinberg was employed by Lawrence Data Service, Inc. where he developed the franchise division for regional check verification and collection under National Check Association. Mr. Feinberg graduated from the University of Kansas with a B.S. in Accounting and Finance.

JESSE FONG, age 53, has served as Vice President of Information Systems since September 1994. Mr. Fong joined ECHO in 1984 and has served as programmer, Data Processing manager and MIS director. He received a degree major in M.E. and minor in Computer Science in 1972, received an International Marketing certificate in 1975 and a Business Administration certificate in 1976. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International Marketing manager in a trading firm for four years.

DAVID GRIFFIN, age 56, has served as Vice President of Major Accounts since June 2003. Previous to this capacity, he was Vice President of Check Guarantee from October 2001 to June 2003, Vice President of Check Services for ECHO from June 1990 to October 2001 and Vice President of Operations from January 1986 until September 1989, at which time he became a consultant to ECHO. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation. Mr. Griffin holds a business administration degree with a major in accounting from the University of Houston.

ROBERT HARE, age 39, joined ECHO in April,1999 through the acquisition of Magic Software Development, a company he co-founded in 1991 to provide check verification, conversion and ACH software. Prior to founding Magic Software Development, Mr. Hare was a software developer with Titan Business Systems and a systems analyst with the University of New Mexico. Mr. Hare holds an A.S. degree in Computer Programming from the University of New Mexico.

STEVE HOOFRING, age 44, joined ECHO in October 2001 as Implementation Manager for the Check Services group and was appointed Vice President of Visa POS Check and Client Services in October 2003. Mr. Hoofring was President of Running Dog Software, Inc., which developed 'Enterprise' software for small to medium size businesses. Prior to this, Mr. Hoofring held several management positions with Emerson Power Transmission, a subsidiary of Emerson Electric, Inc. Mr. Hoofring holds a B.S. degree in Business Administration from Northern Kentucky University.

DAVID PIATT, age 45, joined ECHO in October 2003 as a Vice President of systems management. Mr. Piatt has over 20 years of reengineering, information technology and business experience in financial transaction processing, grant management, online banking, engineering and manufacturing systems. His business experience includes operations, program/project management, marketing, business development, business process reengineering, Continuous Process Improvement, Total Quality Management, Activity Based Costing, Work Breakdown Structure, cost benefit analysis and ROI analyses. Mr. Piatt was awarded a Master's degree in physics from Texas A&M and a bachelor's degree from Colorado State University.

RICK SLATER, age 44, joined ECHO in May 1995 as Vice President of Computer Based Controls, Inc. ("CBC"). Mr. Slater was appointed President of CBC in December 1995, Vice President of ECHO in November 1998 and Chief Technology Officer in October 1999. Prior to joining ECHO, Mr. Slater was President of Slater Research, which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. Prior to this position, Mr. Slater served as a group leader at Aiken Advanced Systems. Mr. Slater holds a BS degree in electrical engineering technology from Old Dominion University, Norfolk, Virginia.

DONNA  L.  REHMAN,  age  55,  joined  ECHO  in  1988 and has served as Corporate
Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She attended Southern Illinois University in Carbondale and was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

HERBERT L. LUCAS, age 78, has been a Director since 1991. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Scolr Pharma, Inc. and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, The Morgan Library, National Association of Independent Schools and Winrock International. He was formerly a member of the Board of Trustees of Princeton University.

ARISTIDES W. GEORGANTAS, age 60, has served as a Director since February 1999. Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank's Global Asset Management/Private Banking Division. He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Corporation, the Glenmede Trust Company, the Foundation for Public Broadcasting in New Jersey, Mathematica Policy Research, Inc. and the Rita Allen Foundation. Mr. Georgantas is a graduate of the University of Massachusetts and the Columbia University Graduate School of Business.

CARL R. TERZIAN, age 69, has served as a Director since December, 2002. Mr. Terzian graduated magna cum laude from the University of Southern California in 1957. Following his USC education, Mr. Terzian served as an international good will ambassador for President Eisenhower and Secretary of State John Foster Dulles; director of public and church relations for the Lutheran Hospital
Society of Southern California; civic affairs consultant to the California savings and loan industry; and dean and professor of government and speech at Woodbury University. In 1965, Mr. Terzian joined Charles Luckman Associates, an architectural firm, to handle its public relations throughout the United States and worldwide and began his own public relations firm, Carl Terzian Associates, in 1969. Mr. Terzian currently serves as a director on the board of Transamerica Investors, Inc. and Mercantile National Bank along with various non-profit boards, commissions, advisory groups, and task forces.

RICHARD FIELD, age 64, became a director of ECHO in July 2004. Mr. Field has worked in the financial services industry for over 35 years as an executive of the Bank of New York, Chase, and Citigroup, and a director of Mastercard
International and Chairman of its U.S. Board. Since retiring from full time employment in 1997, he has continued his career in the specialty financial areas as a co-founder and director of LendingTree, Inc. as well as serving on the boards of Providian Financial Corporation and HPSC, Inc. Mr. Field graduated from Salisbury School, Connecticut, in 1959 and Trinity College, Connecticut, in 1963 with a B.A. in English and Economics.

All directors are to be elected to three year terms by the stockholders and serve until their respective terms have expired. The Annual Meeting of Stockholders was held on February 9, 2004, and the election of directors was held at that time.

CODE  OF  ETHICAL  CONDUCT

Our Board of Directors has adopted a Code of Ethical Conduct (the "Code of Conduct"). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.echo-inc.com.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

Our Board of Directors has determined that Aristides W. Georgantas, the Chairman of the Audit Committee of the Board of Directors, is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Mr. Georgantas is "independent" for purposes of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

IDENTIFICATION  OF  AUDIT  COMMITTEE

Our Board of Directors has a separately standing Audit Committee. The Audit Committee currently consists of Messrs. Richard D. Field, Herbert L. Lucas, Jr., Aristides W. Georgantas, and Carl R. Terzian. Messrs. Field, Lucas, Georgantas and Terzian are "independent directors" within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee's primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2004, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid and stock options offered by us during the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002, to our Chief Executive Officer and to each of our five most highly compensated executive officers, other than the Chief Executive Officer (collectively with the Chief Executive Officer, the "Named Executive Officers"), whose compensation exceeded $100,000 during the fiscal year ended September 30, 2004.

SUMMARY COMPENSATION TABLE

                                                      Annual         Long Term
                                                   Compensation     Compensation
                                                ------------------  ------------
                                                                     Securities
                        Capacities in                                Underlying
Name                     Which Served     Year   Salary    Bonus     Options[2]   Other[3]
--------------------  ------------------  ----  --------  --------  ------------  ---------
Joel M. Barry[1]      Chairman/Chief      2004  $241,500  $ 50,000        60,000  $     -0-
                      Executive Officer   2003   223,125       -0-        40,000        -0-
                                          2002   209,000       -0-        50,000        -0-

Alex Seltzer[4]       Chief Information   2004  $190,565  $ 48,000        30,000  $   5,110
                      Officer/Chief       2003   148,295       -0-         5,000      2,250
                      Operating Officer   2002    14,230       -0-        50,000        -0-


Alice Cheung          Chief Financial     2004  $138,000  $ 40,000        35,000  $   4,940
                      Officer/Treasurer   2003   125,500    15,000        15,000      4,175
                                          2002   110,500    11,500         5,000      3,450


Sharat Shankar        Sr. Vice President  2004  $131,430    47,500        35,000  $   2,343
                                          2003    46,333     5,000        50,000        -0-
                                          2002       -0-       -0-           -0-        -0-

Patricia M. Williams  Sr. Vice President  2004  $123,000  $ 35,000        35,000        -0-
                                          2003   111,190    15,000        15,000        -0-
                                          2002   103,750    16,500        10,000      3,000


Jack Wilson[1]        Sr. Vice President  2004  $123,000  $ 35,000        35,000  $   4,412
                                          2003   111,190    15,000        15,000      2,998
                                          2002   103,750    16,500         5,000      2,250

_______________________

[1] We provide Mr. Barry and Mr. Wilson with an automobile. There has been no compensation paid other than that indicated in the above table.
[2] Mr. Seltzer exercised 1,000 of his options at $1.30 per option, granted in fiscal 2003 and 10,000 of his options at $1.29 per option, granted in fiscal 2002; Ms. Williams exercised 2,000 of her options at $2.15 per option, granted in fiscal 2002.
[3] Represents our match of contributions to our 401(k) Plan. We contribute 50% of the last 6% of each employee's contribution to the 401(k) Plan.
[4] Mr. Seltzer has decided to pursue other business interests. As a result, he will only continue providing services to us through December 31, 2004, the effective date of his resignation.

FISCAL 2004 OPTION GRANTS TABLE

The following table sets forth the stock options granted to our Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended September 30, 2004. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. We have chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of our stock at a future date, which may or may not correspond to the following projections.

                                                                            Potential Realization
                                                                              Value at Assumed
                                                                               Annual Rates of
                                                                                 Stock Price
                                  Percent of                                   Appreciation for
                                Total Granted     Exercise                       Option Term
                    Options    to Employees in     Price     Expiration  ---------------------------
Name               Granted[1]    Fiscal Year     per share      Date          5%            10%
-----------------  ----------  ----------------  ----------  ----------  -------------  ------------
Joel M. Barry          60,000            14.12%  $     6.85    12/15/13  $    167,000   $   390,000
Alex Seltzer           30,000             7.06%  $     6.85    12/15/13  $     84,000   $   195,000
Alice  Cheung          35,000             8.24%  $     6.85    12/15/13  $     98,000   $   228,000
Sharat Shankar         35,000             8.24%  $     6.85    12/15/13  $     98,000   $   228,000
Patricia Williams      35,000             8.24%  $     6.85    12/15/13  $     98,000   $   228,000
Jack Wilson            35,000             8.24%  $     6.85    12/15/13  $     98,000   $   228,000

[1] All options vest in five equal annual installments beginning 12 months following the date of the grant.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL-YEAR OPTION/SAR VALUE TABLE

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2004 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers as of the fiscal year ended September 30, 2004.

                                                              Value of
                                               Number of     unexercised
                        Shares                unexercised   in-the-money
                      acquired on    Value    options/SARS  Options/SARS
Name                   exercise    realized    at FY-end    at FY-end[1]
--------------------  -----------  ---------  ------------  -------------
Joel M. Barry              32,500  $     -0-       250,000  $   1,126,000
Alex Seltzer               11,000  $     -0-        74,000  $     389,000
Alice Cheung                7,500  $     -0-        85,000  $     361,000
Sharat Shankar                -0-  $     -0-        85,000  $     748,000
Patricia M. Williams        1,000  $     -0-        89,000  $     367,000
Jack Wilson                 8,500  $  65,400        71,500  $     287,000

_____________________

[1] Based on the closing sales price of the Common Stock on September 30, 2004 of $8.80 per share, less the option exercise price.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information concerning our equity compensation plans as of September 30, 2004.

                                                                 (c) Number of securities
                        (a) Number of                             remaining available for
                      securities to be                             future issuance under
                         issued upon      (b) Weighted-average      equity compensation
                         exercise of        exercise price of      (excluding securities
Plan Category        outstanding options   outstanding options   reflected in column (a))
-------------------  -------------------  ---------------------  ------------------------
Equity compensation
plans approved by
security holders[1]            1,133,925  $                4.86                   193,000

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

DIRECTOR  COMPENSATION

Each outside director received $48,250 in fiscal 2004; $28,000 and 3,031 shares of Common Stock in fiscal 2003; and $15,000 and 6,912 shares of Common Stock in fiscal 2002. Mr. Field, appointed on July 12, 2004, to fill a vacancy on the Board of Directors, received $13,750 in fiscal 2004. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

EMPLOYMENT  AGREEMENTS

None.

BONUS, PROFIT-SHARING AND OTHER REMUNERATION PLANS AND PENSION AND RETIREMENT PLANS

In addition to salary, the Compensation Committee of the Board of Directors, from time to time, grants options to executive officers and key personnel pursuant to the 2003 Incentive Stock Option Plan. The Compensation Committee thus views option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to our stock price, the Compensation Committee believes that options motivate executive officers and key personnel to manage us in a manner which will also benefit shareholders. As such, options are granted at the current market price. One of the principal factors considered in granting options to executive officers or key personnel is their ability to influence our long-term growth and profitability.

The Compensation Committee has also established a bonus program to reward extraordinary performance that exceeds pre-set goals established for executive officers and key personnel. We believe that such a bonus program provides the incentive to exceed such goals, thereby building shareholder value.

We have a contributory 401(K) Retirement Pension Plan, which covers all employees who are qualified under the plan provisions.

STOCK  OPTION  PLANS

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

On May 13, 2002, the 1992 Plan expired. The 2003 Incentive Stock Option Plan, which provided for the issuance of up to 900,000 shares of Common Stock underlying stock options, was approved by our Board of Directors and by our shareholders at the Annual Meeting of Shareholders held on February 3, 2003.

On April 19, 2004, our Compensation Committee approved certain non-material changes to our 2003 Incentive Stock Option Plan.

On December 21, 2004, our Compensation Committee authorized an amendment and restatement of the 2003 Incentive Stock Option Plan to, among other matters, (i) increase the number of shares to be issued under the 2003 Incentive Stock Option Plan from 900,000 to 1,150,000 shares, and (ii) permit the grant of restricted stock under the plan, subject to shareholder approval.

With the exception of the foregoing, we have no stock option plans or other similar or related plans in which any of our officers or directors participate.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 13, 2004, there were 6,472,331 shares of our Common Stock outstanding. Based on our review of a Schedule 13D/A filed with the Securities and Exchange Commission on September 7, 2004, the following individual has beneficial ownership or control over 5% or more of our outstanding Common Stock:

                                    Amount and         Percentage of
                               Nature of Beneficial  Outstanding Stock
Name and Address                    Ownership           At 12/13/04
-----------------------------  --------------------  ------------------

Melvin Laufer                               519,839               8.03%
136 Beach 140th Street
Far Rockaway, NY 11694

Based  on  our review of a Schedule 13G/A filed with the Securities and Exchange
Commission on July 8, 2004, the following entity has beneficial ownership or control of 5% or more of our outstanding Common Stock:

William Blair and Company LLC               708,952              10.95%
222 W. Adams Street
Chicago, IL 60606

The following table sets forth the number of shares of Common Stock owned beneficially by our (i) directors, (ii) the Named Executive Officers (as defined below), and (iii) the executive officers and directors as a group, as of December 13, 2004. Such figures are based upon information furnished by the persons named.

                                  Amount and           Percentage of
                             Nature of Beneficial  Outstanding Stock[1]
Name and Address                  Ownership             At 12/13/04
---------------------------  --------------------  ---------------------
Joel M. Barry                       236,119[2]                     3.58%
730 Paseo Camarillo
Camarillo, CA 93010

Alice L. Cheung                      45,500[2]                     0.70%
730 Paseo Camarillo
Camarillo, CA 93010

Richard Field                       100,000                        1.55%
49 Locust Avenue
New Canaan, CT 06840

Aristides W. Georgantas              16,521                        0.26%
180 Springdale Road
Princeton, NJ  08540

Herbert L. Lucas, Jr.                57,880[3]                     0.89%
12011 San Vicente Blvd.
Los Angeles, CA 90049

Alex Seltzer                         36,500[2][6]                  0.56%
730 Paseo Camarillo
Camarillo, CA 93010

Sharat Shankar                       10,000[2]                     0.15%
730 Paseo Camarillo
Camarillo, CA 93010

Carl R. Terzian                       3,031                        0.05%
12400 Wilshire Blvd.
Los Angeles, CA 90025

Patricia M. Williams                 39,675[2]                     0.61%
730 Paseo Camarillo
Camarillo, CA 93010

Jack Wilson                          15,075[2][4]                  0.23%
730 Paseo Camarillo
Camarillo, CA 93010

All officers and directors
as a group (19 persons) [5]         778,479                       11.47%

------------------------------

[1] Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at December 13, 2004.
[2] Includes stock options according to the terms of the Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Joel M. Barry, 120,500 shares; Alice Cheung, 34,500 shares; Alex Seltzer, 10,000 shares; Sharat Shankar, 10,000 shares; Patricia Williams, 35,000 shares; and Jack Wilson 10,500 shares.
[3] Includes 17,972 shares indirectly owned by Mr. Lucas through a trust for his wife.
[4]  Includes  530  shares  indirectly  owned  by  Mr.  Wilson through his wife.
[5] Includes shares and stock options according to the terms of the Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Arnold Feinberg, 20,000 shares; Jesse Fong, 13,778 shares; David
     Griffin, 12,686 shares; Robert Hare, 61,032 shares; Steve Hoofring, 8,500 shares; David Piatt, 4,000 shares; Donna Rehman, 3,850 shares; Rick Slater, 34,000 shares; and Kris Winckler, 60,332 shares.
[6] Mr. Seltzer has decided to pursue other business interests. As a result, he will only continue providing services to us through December 31, 2004, the effective date of his resignation.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related-party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT  FEES

PricewaterhouseCoopers, LLP, our independent accountants ("PricewaterhouseCoopers") billed us an aggregate of approximately $135,000 and $113,000 in fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2004 and September 30, 2003, respectively, and the reviews of the financial statements included in our Form 10-Q's for fiscal 2004 and 2003.

AUDIT-RELATED  FEES

PricewaterhouseCoopers billed us an aggregate of approximately $50,000 and $7,000 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended September 30, 2004 and September 30, 2003, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended September 30, 2004 and 2003, respectively, our Audit Committee pre-approved 100% of the services described above.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)  The following documents are filed as part of this report:

     (1)  Consolidated Financial Statements

                                                                                Page
                                                                                ----
          Report of Independent  Registered Public Accounting Firm . . . . . .   F-1

          Consolidated Balance Sheets at September 30, 2004 and 2003 . . . . .   F-2

          Consolidated Statements of Operations for each of the three years
            in the period ended September 30, 2004 . . . . . . . . . . . . . .   F-3

          Consolidated Statements of Changes in Stockholders' Equity
            for each of the three years in the period ended September 30, 2004   F-4

          Consolidated Statements of Cash Flows for each of the three years
            in the period ended September 30, 2004 . . . . . . . . . . . . . .   F-5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-6

     (2)  Financial  Statement  Schedule:

          Schedule II - Valuation and Qualifying Accounts and Reserves . . . .   S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8K for fourth quarter ended September 30, 2004:

Current Report on Form 8-K dated July 12, 2004, filed with the Securities and Exchange Commission on July 14, 2004.

Current Report on Form 8-K dated August 11, 2004, filed with the Securities and Exchange Commission on August 11, 2004.

Current Report on Form 8-K dated September 27, 2004, filed with the Securities and Exchange Commission on September 30, 2004.

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


  10.36  Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc.
         and The Berkshire Bank, dated July 31, 1997. [4]
  10.41  Copy of Processing and Software Development and License Agreement between Electronic Clearing
         House, Inc. and National Bank Drafting Systems, Inc., dated October 22, 1999.[6]
  10.42  Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International, dated
         January 1, 2000.[6]
  10.44  Copy of Electronic Check Services Agreement between Electronic Clearing House, Inc. and National Bank
         Drafting Systems, Inc., dated May 17, 2000.[6]
  10.46  Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between
         Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
  10.47  Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement
         between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
  10.48  Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing
         House, Inc., dated December 12, 2000.[7]
  10.49  Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing
         House, Inc., dated April 19, 2001. [7]
  10.50  Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc., dated
         October 1, 2001. [7]
  10.51  Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc.
         and Electronic Clearing House, Inc. dated December 12, 2000. [8]
  10.52  Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and
         Electronic Clearing House, Inc. dated December 12, 2000. [8]
  10.53  Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and
         Electronic Clearing House, Inc. dated December 12, 2000. [8]
  10.54  Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [9]
  10.55  Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [9]
  10.56  Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo,
         Camarillo, California 93010.[10]
  10.57  Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan
         Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010.
   21.0  Subsidiaries of Registrant. [2]
   23.1  Consent of PricewaterhouseCoopers LLP
   24.1  Power of Attorney [11]
   31.1  Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(b) under the Securities and Exchange Act of 1934, as amended.
   31.2  Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(b) under the Securities and Exchange Act of 1934, as amended.
   32.1  Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(b) under the Securities and Exchange Act of 1934, as amended.
   32.2  Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(b) under the Securities and Exchange Act of 1934, as amended.

------------------------------

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

[6] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
[7] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
[8] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
[9] Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
[10] Filed  as  an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference. [11] Included on signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


          ELECTRONIC CLEARING HOUSE, INC.


          By:  /s/ Joel M. Barry
               ----------------------------------
               Joel M. Barry, Chief Executive
               Officer and Chairman

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


         SIGNATURE                       TITLE                         DATE
----------------------------  ---------------------------       ----------------

/s/  Joel M. Barry            Chairman of the Board         )  December 29, 2004
----------------------------  and Chief Executive Officer   )
     Joel M. Barry                                          )
                                                            )
/s/  Aristides W. Georgantas  Director                      )
----------------------------                                )
     Aristides W. Georgantas                                )
                                                            )
/s/  Herbert L. Lucas, Jr.    Director                      )
----------------------------                                )
     Herbert L. Lucas, Jr.                                  )
                                                            )
/s/  Carl R. Terzian          Director                      )
----------------------------                                )
     Carl R. Terzian                                        )
                                                            )
/s/   Richard Field           Director                      )
----------------------------                                )
      Richard Field                                         )
                                                            )
/s/  Alice L. Cheung          Chief Financial Officer       )
----------------------------  and Treasurer                 )
     Alice L. Cheung                                        )
                                                            )
/s/ Marjan Hewson             Controller                    )
----------------------------                                )
     Marjan Hewson                                          )

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 44 present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, effective October 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" and changed its method of accounting for good will.


PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
DECEMBER 17, 2004

                                ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------

                                                                          September 30,
                                                                    ---------------------------
                                                                        2004          2003
                                                                    ------------  -------------
                                            ASSETS
                                            ------
Current assets:
  Cash and cash equivalents                                         $ 7,576,000   $  2,908,000
  Restricted cash                                                     1,024,000        977,000
  Settlement deposits                                                18,282,000      2,733,000
  Settlement receivables less allowance of $22,000 and $21,000          451,000        696,000
  Accounts receivable less allowance of $111,000 and $71,000          1,943,000      1,939,000
  Prepaid expenses and other assets                                     368,000        307,000
  Deferred tax asset                                                    279,000         86,000
                                                                    ------------  -------------

Total current assets                                                 29,923,000      9,646,000

Noncurrent assets:
  Property and equipment, net                                         2,293,000      2,928,000
  Software, net                                                       6,844,000      4,445,000
  Deferred tax asset                                                        -0-      1,256,000
  Other assets, net                                                     368,000        500,000
                                                                    ------------  -------------

      Total assets                                                  $39,428,000   $ 18,775,000
                                                                    ============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
  Short-term borrowings and current portion of
    long-term debt and capital leases                               $   878,000   $    901,000
  Accounts payable                                                      305,000        779,000
  Settlement payable                                                 18,733,000      3,429,000
  Accrued expenses                                                    2,003,000      1,336,000
                                                                    ------------  -------------

Total current liabilities                                            21,919,000      6,445,000

Noncurrent liabilities:
  Long-term debt and capital leases                                     704,000      1,961,000
  Deferred tax liability                                                565,000            -0-
                                                                    ------------  -------------

      Total liabilities                                              23,188,000      8,406,000
                                                                    ------------  -------------

Commitments and contingencies - see Note 12

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 shares authorized;
    6,451,331 and 5,920,174 shares issued; 6,413,062 and 5,881,905
    shares outstanding                                                   64,000         59,000
Additional paid-in capital                                           24,658,000     21,641,000
Accumulated deficit                                                  (8,016,000)   (10,865,000)
Less treasury stock at cost, 38,269 and 38,269 common shares           (466,000)      (466,000)
                                                                    ------------  -------------

      Total stockholders' equity                                     16,240,000     10,369,000
                                                                    ------------  -------------

      Total liabilities and stockholders' equity                    $39,428,000   $ 18,775,000
                                                                    ============  =============

                  See accompanying notes to consolidated financial statements.

                                     ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -------------------------------------

                                                                         Year ended September 30,
                                                                 ----------------------------------------
                                                                     2004          2003          2002
                                                                 ------------  ------------  ------------
REVENUES                                                         $47,584,000   $40,636,000   $33,291,000
                                                                 ------------  ------------  ------------
COSTS AND EXPENSES:
    Processing and transaction expense                            29,634,000    26,660,000    22,973,000
    Other operating costs                                          5,182,000     4,373,000     4,032,000
    Research and development expense                               1,465,000     1,464,000     1,747,000
    Selling, general and administrative expenses                   7,846,000     5,714,000     5,219,000
    Amortization expense - goodwill                                      -0-           -0-       489,000
    Legal settlement                                                     -0-           -0-     2,500,000
                                                                 ------------  ------------  ------------

                                                                  44,127,000    38,211,000    36,960,000
                                                                 ------------  ------------  ------------

Income (loss) from operations                                      3,457,000     2,425,000    (3,669,000)

Interest income                                                       71,000        28,000        55,000
Interest expense                                                    (175,000)     (200,000)     (129,000)
Gain on sale of assets                                             1,319,000           -0-           -0-
                                                                 ------------  ------------  ------------

Income (loss) before (provision) benefit for income taxes
and cumulative effect of an accounting change                      4,672,000     2,253,000    (3,743,000)

(Provision) benefit for income taxes                              (1,823,000)     (925,000)    1,367,000
                                                                 ------------  ------------  ------------

Income (loss) before cumulative effect of an accounting change     2,849,000     1,328,000    (2,376,000)
Cumulative effect of an accounting change to adopt SFAS 142              -0-    (4,707,000)          -0-
                                                                 ------------  ------------  ------------

Net income (loss)                                                $ 2,849,000   $(3,379,000)  $(2,376,000)
                                                                 ============  ============  ============

Basic net earnings (loss) per share
    Before cumulative effect of accounting change                $      0.45   $      0.23   $     (0.41)
    Cumulative effect of accounting change                               -0-         (0.81)          -0-
                                                                 ------------  ------------  ------------
    Basic net earnings (loss) per share                          $      0.45   $     (0.58)  $     (0.41)
                                                                 ============  ============  ============

Diluted net earnings (loss) per share
    Before cumulative effect of accounting change                $      0.41   $      0.22   $     (0.41)
    Cumulative effect of accounting change                               -0-         (0.78)          -0-
                                                                 ------------  ------------  ------------
    Diluted net earnings (loss) per share                        $      0.41   $     (0.56)  $     (0.41)
                                                                 ============  ============  ============

                       See accompanying notes to consolidated financial statements.

                                                  ELECTRONIC CLEARING HOUSE, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ----------------------------------------------------------

                                            Shares
                               ---------------------------------              Additional
                                                                   Common      Paid-in      Treasury    Accumulated
                               Treasury     Common    Preferred     Stock      Capital       Stock        Deficit        Total
                               ---------  ----------  ----------  ---------  ------------  ----------  -------------  ------------

Balance at September 30, 2001    39,269   5,809,095      25,000   $  58,000  $21,260,000   $(469,000)  $ (5,110,000)  $15,739,000

Exercise of stock options                     5,500                               11,000                                   11,000
Issuance of common stock to
  outside directors                          20,736                               45,000                                   45,000
Conversion of preferred to                   25,000     (25,000)
  common
Exchange of stock for note                  (25,000)                             (54,000)                                 (54,000)
  receivable
Tax benefit from exercise of                                                     173,000                                  173,000
  stock options
Net loss                                                                                                 (2,376,000)   (2,376,000)
                               ---------  ----------  ----------  ---------  ------------  ----------  -------------  ------------

Balance at September 30, 2002    39,269   5,835,331         -0-      58,000   21,435,000    (469,000)    (7,486,000)   13,538,000

Exercise of stock options                    75,750                   1,000      157,000                                  158,000
Issuance of common stock to
  outside directors                           9,093                               21,000                                   21,000
Issuance of stock for            (1,000)                                                       3,000                        3,000
  equipment purchase
Expense related to stock
  option issuance                                                                 28,000                                   28,000
Net loss                                                                                                 (3,379,000)   (3,379,000)
                               ---------  ----------  ----------  ---------  ------------  ----------  -------------  ------------

Balance at September 30, 2003    38,269   5,920,174         -0-      59,000   21,641,000    (466,000)   (10,865,000)   10,369,000

Private Placement                           437,957                   4,000    2,689,000                                2,693,000
Exercise of stock options                    93,200                   1,000      220,000                                  221,000
Expense related to stock
  option issuance                                                                 33,000                                   33,000
Tax benefit from exercise of                                                      75,000                                   75,000
  stock option
Net income                                                                                                2,849,000     2,849,000
                               ---------  ----------  ----------  ---------  ------------  ----------  -------------  ------------

Balance at September 30, 2004    38,269   6,451,331         -0-   $  64,000  $24,658,000   $(466,000)  $ (8,016,000)  $16,240,000
                               =========  ==========  ==========  =========  ============  ==========  =============  ============

                                   See accompanying notes to consolidated financial statements.

                                   ELECTRONIC CLEARING HOUSE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------

                                                                    Year ended September 30,
                                                           -----------------------------------------
                                                               2004           2003          2002
                                                           -------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                        $  2,849,000   $(3,379,000)  $(2,376,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  (Gain) loss on sale of assets                              (1,319,000)       16,000           -0-
  Cumulative effect of an accounting change                         -0-     4,707,000           -0-
  Depreciation                                                  634,000       512,000       480,000
  Amortization of software                                    1,350,000     1,081,000       697,000
  Amortization of goodwill                                          -0-           -0-       489,000
  Provisions for losses on accounts and notes receivable         92,000        67,000       302,000
  Provision for obsolete inventory                               46,000       110,000       300,000
  Write-down of real estate                                         -0-        55,000       100,000
  Fair value of stock issued in connection
    with director's compensation                                    -0-        21,000        45,000
  Deferred income taxes                                       1,628,000       942,000    (1,375,000)
  Stock option compensation                                      33,000        28,000           -0-
  Tax benefit from exercise of stock option                      75,000           -0-           -0-
  Legal settlement                                                  -0-           -0-     1,300,000
Changes in assets and liabilities:
  Restricted cash                                               (47,000)      (71,000)      504,000
  Settlement deposits                                       (15,549,000)   (2,133,000)      (21,000)
  Accounts receivable                                           (95,000)     (389,000)     (162,000)
  Settlement receivable                                         244,000      (569,000)     (106,000)
  Accounts payable                                             (474,000)      578,000        66,000
  Settlement payable                                         15,304,000     2,700,000       111,000
  Accrued expenses                                              661,000       349,000      (376,000)
  Prepaid expenses                                             (107,000)      (76,000)       63,000
                                                           -------------  ------------  ------------
  Net cash provided by operating activities                   5,325,000     4,549,000        41,000
                                                           -------------  ------------  ------------
Cash flows from investing activities:
  Other assets                                                  141,000       (51,000)      (81,000)
  Purchase of equipment                                        (744,000)     (664,000)     (253,000)
  Purchased and capitalized software                         (3,534,000)   (2,627,000)   (1,501,000)
  Proceeds from sale of building                              2,233,000           -0-           -0-
  Proceeds from sale of asset                                       -0-        71,000           -0-
                                                           -------------  ------------  ------------

Net cash used in investing activities                        (1,904,000)   (3,271,000)   (1,835,000)
                                                           -------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                       811,000       292,000           -0-
  Repayment of notes payable                                 (1,916,000)     (177,000)     (151,000)
  Repayment of capitalized leases                              (562,000)     (452,000)     (215,000)
  Proceeds from sales and leaseback of equipment                    -0-           -0-       390,000
  Proceeds from private placement of common stock             2,693,000           -0-           -0-
  Proceeds from exercise of stock options                       221,000       158,000        11,000
                                                           -------------  ------------  ------------

  Net cash provided by (used in) financing activities         1,247,000      (179,000)       35,000
                                                           -------------  ------------  ------------

Net increase (decrease) in cash                               4,668,000     1,099,000    (1,759,000)
Cash and cash equivalents at beginning of period              2,908,000     1,809,000     3,568,000
                                                           -------------  ------------  ------------

Cash and cash equivalents at end of period                 $  7,576,000   $ 2,908,000   $ 1,809,000
                                                           =============  ============  ============

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
-------------------------------------------------------------------------------

Electronic Clearing House, Inc. (ECHO or the Company) is a Nevada corporation. The Company provides bankcard authorizations, electronic deposit services, check guarantee, check verification, check conversion, and check collection services.

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

Settlement  Deposits,  Receivables  and  Payables
-------------------------------------------------

Settlement receivable/payable results from timing differences in the Company's settlement process with merchants. These timing differences are primarily due to the timing between the funds received in the Company's bank accounts and settlement payments made to the merchants. Cash held by the Company associated with this settlement process is classified as settlement deposits in the consolidated balance sheets.

Property  and  Equipment
------------------------

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions and major improvements are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are credited or charged to income. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the respective assets or terms of the related leases. The useful lives and lease terms for depreciable assets are as follows:

-------


               Building                                39 years
               Computer  equipment  and  software      3-5 years
               Furniture,  fixtures  and  equipment    5 years
               Building  improvements                  5-10 years


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

Long-Lived  Assets
------------------

When circumstances warrant, the Company reviews its long-lived assets for impairment using estimated undiscounted future cash flows associated with such assets. An impairment loss would be determined as the difference between the fair values and the carrying amounts of the assets. Management believes no such impairment has occurred as of September 30, 2004.

-------

Revenue  Recognition
--------------------

The Company earns revenue from services which include the following: debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. All of these services are performed pursuant to a contract with customers which states the terms and fixed price for all contracted services. The price of a service may be a fixed fee for each transaction and/or a percentage of the transaction processed, depending on the service. At the time the guarantee revenue is recognized, the Company provides a reserve for estimated guarantee losses based upon its historical loss experience. The Company generally collects its fee at the time it processes the transaction and accordingly, collectibility is assured. Based on the Company's underwriting criteria and ongoing credit monitoring of customers, collectibility on service transactions is reasonably assured.

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

Revenue from check guarantee is derived from a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. The Company recognizes revenue when the checks are processed at the point of sale. In the event a check is dishonored, the Company has the right to collect the full amount of the check from the check writer but has historically recovered approximately 50-60% of the guaranteed checks. The Company establishes a receivable from the delinquent check writer for the full amount of the guaranteed check. The Company establishes a reserve against these receivables based on historical loss experience. The check guarantee service also earns revenue based on fees collected from delinquent check writers, which collection fee is recognized when collected, as collectibility is not reasonably assured until that point.

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

------


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

The Company measures compensation expense for its employee stock-based compensation under APB 25. The Company provides pro-forma disclosures of net income and earnings per share as if a fair value method had been applied using the Black Scholes option pricing model. Compensation expense is recognized in association with the issuance of stock options for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by the optionee. Compensation expense is recorded over the vesting period. Pro forma compensation costs for employee stock and stock option awards is amortized over the related service periods using the straight-line method.

The weighted average fair value of the options granted during the fiscal years ended September 30, 2004, 2003 and 2002 were $4.93, $1.66 and $1.52, respectively. For options granted in fiscal 2004, the risk free interest rate was approximately 3%, the expected life was 7 years, the expected volatility was approximately 84.0%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2003, the risk free interest rate was approximately 3%, the expected life was 5 years, the expected volatility was approximately 90.8%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2002, the risk free interest rate was approximately 4%, the expected life was 5 years, the expected volatility was approximately 90.6%, and the expected dividend yield was 0%, all calculated on a weighted average basis.

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation:

-------

                                                   For the Fiscal Years Ended
                                                          September 30,
                                                2004          2003          2002
                                             -----------  ------------  ------------
Net income (loss)
    As reported                              $2,849,000   $(3,379,000)  $(2,376,000)

    Add: stock-based employee
    compensation expense included
    in reported net income, net of
    tax effect                                   20,000           -0-           -0-

    Deduct: total stock-based employee
    compensation expense determined
    under fair value-based method for
    all awards, net of related tax effects   $ (395,000)  $  (212,000)  $  (269,000)
                                             -----------  ------------  ------------

Pro forma net income (loss)                  $2,474,000   $(3,591,000)  $(2,645,000)
                                             ===========  ============  ============

Basic earnings (loss) per share:
    As reported                              $     0.45   $     (0.58)  $     (0.41)
    Pro forma                                $     0.39   $     (0.62)  $     (0.46)

Diluted earnings (loss) per share:
    As reported                              $     0.41   $     (0.56)  $     (0.41)
    Pro forma                                $     0.36   $     (0.60)  $     (0.46)


Accounting  Estimates
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for chargeback losses and deferred tax assets. Actual results could differ from those estimates.

Fair  Value  of  Financial  Instruments
---------------------------------------

The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Reclassifications
-----------------

Certain amounts in the September 30, 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

New  Accounting  Pronouncement
------------------------------

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. Management is currently evaluating the impact of SFAS 123R and it is expected that it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option awards.

NOTE 2 - STATEMENT OF CASH FLOWS:
--------------------------------

                             September 30
                             ------------
                       2004      2003      2002
                     --------  --------  --------
Cash paid for:
  Interest           $175,000  $200,000  $129,000
  Income taxes          8,000     1,000   137,000

Significant non-cash transactions for fiscal 2004 are as follows:

     - Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.

Significant non-cash transactions for fiscal 2003 are as follows:

     -    Capital  equipment  of  $525,000  was  acquired  under capital leases.

Significant non-cash transactions for fiscal 2002 are as follows:

     - A refund and tax credit totaling $173,000 was recognized due to the filing of amended tax returns for options exercised in fiscal years 1999 and 2000.

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

NOTE 3 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
------------------------------------------------------------

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually using a fair value-based approach. In the year of adoption, SFAS No. 142 also required the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test was required to determine the amount of impairment.

The Company has determined that it has two reporting units, which correspond to its two reportable business segments; the "Bankcard and Transaction Processing" unit and the "Check Related Products" unit. All of the Company's goodwill relates to business acquisition transactions, which apply exclusively to the Check Related Products unit. The Company completed the transitional impairment testing required by SFAS 142 in the first quarter of fiscal 2003. The Company determined the estimated fair value of its reporting units using a discounted cash flow technique and a market approach based upon the Company's total market capitalization as of October 1, 2002. Based upon the valuation findings, the Company determined that its goodwill was fully impaired and a non-cash charge equal to the goodwill carrying amount of $4.7 million was recognized in the Company's consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle. No income tax benefit has been recognized for this charge as the goodwill is not deductible for income tax purposes.

Note  3:  (Continued)
-------

Had the provisions of SFAS No. 142 been applied for the year ended September 30, 2002, the Company's net loss before the cumulative effect of a change in accounting principle, and net (loss) per share would have been as follows:

                                                  For the Fiscal Year Ended
                                                            2002
                                                 ---------------------------
Net (loss), as reported                          $               (2,376,000)

Add:
  Goodwill amortization                                             489,000
                                                 ---------------------------

Adjusted net (loss)                              $               (1,887,000)
                                                 ===========================

Basic (loss) per share, as reported              $                    (0.41)
Effect of SFAS No. 142                                                 0.08
                                                 ---------------------------

Adjusted basic (loss) per share                  $                    (0.33)
                                                 ===========================
Diluted (loss) per share, as reported            $                    (0.41)
Effect of SFAS No. 142                                                 0.08
                                                 ---------------------------

Adjusted diluted (loss) per share                $                    (0.33)
                                                 ===========================

NOTE 4 - PROPERTY AND EQUIPMENT:
--------------------------------

Property and equipment are comprised of the following:

                                                         September 30
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
Land and building                                 $       -0-   $   880,000
Computer equipment                                  3,630,000     3,973,000
Furniture, fixtures and equipment                     897,000     1,240,000
Building improvements                                  76,000       291,000
Tooling equipment                                         -0-       285,000
Auto                                                   34,000        16,000
                                                  ------------  ------------
Cost                                                4,637,000     6,685,000
Less:  accumulated depreciation and amortization   (2,344,000)   (3,757,000)
                                                  ------------  ------------

Net book value                                    $ 2,293,000   $ 2,928,000
                                                  ============  ============

Included in property and equipment are assets under capital lease of $1,062,000 and $1,098,000 at September 30, 2004 and 2003, with related accumulated depreciation of $372,000 and $236,000, respectively. Amortization of assets recorded under capital leases is included with depreciation expense.

In March 2004, the Company sold a building, which formerly held the Company's corporate offices. The total sales price was $2,382,000, which resulted in a pre-tax gain of $1,319,000. Proceeds from the sale were used in part to pay off the two notes collateralized by the building.

NOTE  5  -  SOFTWARE
--------------------

The following table sets forth information regarding the costs associated with software purchased and developed for internal use:

                                       September 30
                                --------------------------
                                    2004          2003
                                ------------  ------------

Software                        $11,005,000   $ 7,495,000

Less: accumulated amortization   (4,161,000)   (3,050,000)
                                ------------  ------------

Net book value                  $ 6,844,000   $ 4,445,000
                                ============  ============

Included in software cost are assets under capital lease of $508,000 and $399,000 at September 30, 2004 and 2003, and related accumulated amortization of $132,000 and $109,000, respectively.

NOTE  6  -  OTHER  ASSETS
-------------------------

Other assets consist of the following at September 30, 2004:

                            Accumulated       Net
                   Cost    Amortization   Book Value
                 --------  -------------  -----------
Patents          $173,000  $      78,000  $    95,000
Trademarks        280,000         87,000      193,000
Other             199,000        119,000       80,000
                 --------  -------------  -----------

                 $652,000  $     284,000  $   368,000
                 ========  =============  ===========

Other assets consist of the following at September 30, 2003:

                            Accumulated       Net
                   Cost    Amortization   Book Value
                 --------  -------------  -----------
Patents          $173,000  $      68,000  $   105,000
Trademarks        276,000         59,000      217,000
Other             356,000        178,000      178,000
                 --------  -------------  -----------

                 $805,000  $     305,000  $   500,000
                 ========  =============  ===========

Amortization expense for the years ended September 30, 2004 and 2003 was $115,000 and $46,000, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is $38,000.


NOTE  7  -  INCOME  TAXES
-------------------------

The (provision) benefit for income taxes consists of the following components:

-------


                                                           September 30
                                              -------------------------------------
                                                  2004         2003        2002
                                              ------------  ----------  -----------
Current federal taxes                         $   (19,000)  $     -0-   $      -0-
Current state taxes                               (87,000)     (5,000)      (5,000)
Deferred taxes                                 (1,717,000)   (920,000)   1,372,000
                                              ------------  ----------  -----------

  Total (provision) benefit for income taxes  $(1,823,000)  $(925,000)  $1,367,000
                                              ============  ==========  ===========

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

                                                           September 30
                                              -------------------------------------
                                                  2004         2003        2002
                                              ------------  ----------  -----------
U.S. Federal statutory tax rate                    34.00%      (34.00%)    (34.00%)
Add (deduct):
Non-deductible goodwill                               -0-       65.00%       4.30%
State and local taxes                               5.10%        4.50%      (6.90%)
All other                                          (0.10%)       2.20%       0.10%
                                              ------------  ----------  -----------

Effective tax rate                                  39.00%      37.70%     (36.50%)
                                              ============  ==========  ===========

Components of the deferred tax asset (liabilities) include:

                                                September 30
                                         -------------------------
                                             2004         2003
                                         ------------  -----------
Deferred tax assets (liabilities):
  Capitalized software                   $(1,727,000)  $ (715,000)
  Reserve for bad debts                       60,000       35,000
  Inventory reserve                              -0-          -0-
  Reserve on real estate                         -0-          -0-
  Reserve on legal settlement                125,000          -0-
  Inventory cost capitalized                     -0-       52,000
  State tax expense                          103,000          -0-
  Installment note expense                       -0-      513,000
  Stock option exercise                       94,000          -0-
  Net operating loss carryforward            861,000    1,299,000
  Business tax credit                        113,000      113,000
  AMT credit                                  85,000       45,000
                                         ------------  -----------
Total deferred tax assets (liabilities)  $  (286,000)  $1,342,000
                                         ============  ===========

The Company has a federal net operating loss carryforward of $2,296,000, which expires in 2010 through 2022. The Company has not recorded a valuation allowance against deferred tax assets because it expects to have future taxable income to recognize these assets.

NOTE 8 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:
-------------------------------------------------

Short-term borrowings and long-term debt consist of the following:

                                                                           September 30
                                                                     ------------------------
                                                                        2004         2003
                                                                     -----------  -----------
Long-term promissory note collateralized by corporate headquarters
building, bearing interest at 8% per annum, repaid during 2004       $      -0-   $1,229,000

Term loan collateralized by corporate headquarters building,
bearing interest at 7.87% per annum, repaid during 2004                     -0-      343,000

Term loan, collateralized by equipment, due 2005, bearing
interest at prime rate, 4.75% at September 30, 2004                      26,000      107,000

Term loan, collateralized by various assets of the Company,
  due June 19, 2006, bearing interest at prime rate plus 1%, 5.75%
  at September 30, 2004                                                 269,000      292,000

Equipment lease line, collaterrized by various assets of the
Company, converted into term loan on October 31, 2004, interest
at prime rate plus .50%, 5.00% at September 30, 2004                    600,000          -0-

Capital leases                                                          687,000      891,000
                                                                     -----------  -----------
                                                                      1,582,000    2,862,000
Less:  current portion                                                 (878,000)    (901,000)
                                                                     -----------  -----------
                                                                     $  704,000   $1,961,000
                                                                     ===========  ===========

The weighted average interest rate on the prime rate term loans for the period they were outstanding during the year ended September 30, 2004 was 4.08%.

One of the term loans contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements. As of September 30, 2004, the Company is in compliance with all such covenants. The Company has a $3,000,000 credit line with a bank, which was unused during fiscal year 2004.

In January 2003, an $800,000 line of credit and a $700,000 lease line for Oasis software installment payments were secured from First Regional Bank, at a borrowing rate of prime + 1%. The Company has drawn down $503,000 of the Oasis lease line as of September 30, 2004. In October 2003, the Company secured a $3 million credit line for working capital needs and a $1 million equipment lease line with Bank of the West. The Company has drawn down $600,000 of the equipment lease line as of September 30, 2004.

Future maturities of debt are as follows:

Fiscal year ended September 30
------------------------------
            2005                $  878,000
            2006                   312,000
            2007                   185,000
            2008                   193,000
            2009                    14,000
            thereafter                 -0-
                                ----------
                                $1,582,000
                                ==========

NOTE  9  -  ACCRUED  EXPENSES:
-----------------------------

                                                       September 30
                                                  ----------------------
Accrued expenses are comprised of the following:     2004        2003
                                                  ----------  ----------
Accrued bankcard fees                             $  235,000  $  178,000
Accrued compensation and payroll taxes               700,000     535,000
Accrued communication costs                          138,000     215,000
Accrued professional fees                            212,000     168,000
Accrued commission                                   220,000      88,000
Accrued litigation expense                           300,000         -0-
Other                                                198,000     152,000
                                                  ----------  ----------
                                                  $2,003,000  $1,336,000
                                                  ==========  ==========


NOTE  10  -  STOCKHOLDERS'  EQUITY:
----------------------------------

Stockholders'  Rights  Plan
---------------------------

The Company has a Stockholders' Rights Plan, which was amended in September 2004. As amended, the rights plan provides that all stockholders have two preferred share purchase rights (each a "Right") for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company four one-hundredths of a share of series A Junior Participating Preferred Stock, no par value ("Preferred Stock") of the Company at a price of $2.00 per one one-hundredth of a share of Preferred Stock ("Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement dated as of September 30, 1996 ("Rights Agreement"), as amended in January 2003 and September 2004.

The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that, without consent of the Board of Directors, a person or group of affiliated or associated persons ("Acquired Person") have acquired beneficial ownership of twenty-percent (20%) or more of the outstanding Common Stock, or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquired Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of twenty-percent (20%) or more of such outstanding Common Stock.

In the event that any person becomes the beneficial owner of twenty-percent (20%) or more of the Common Stock of the Company, ten (10) days thereafter ("Flip-In Event") each Right would permit the holder of such Right to thereafter have the right to receive, upon exercise thereof at the then current Purchase Price of the Right, Common Stock which has a value of eight times the Purchase Price of the Right (such right being called the "Flip-In Right"). In the event the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation or in the event that 50% or more of its assets or earning power is sold, proper provision shall be made so that each Right would permit the holder of such Right to thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, common stock of the acquiring entity which has a value of eight times the Purchase Price of the Right. Upon the occurrence of the Flip-In Event, any Rights that are or were at any time owned by an Acquiring Person shall become null and void insofar as they relate to the Flip-In Right.

The Rights are not exercisable until the Distribution Date. One of the Rights will expire on September 30, 2006 and the other Right will expire on January 29, 2013, unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described in the Rights Agreement.

--------


Earnings  (Loss)  Per  Share
----------------------------

The  following  table  sets  forth the computation of basic and diluted earnings
(loss)  per  share:

                                                                September 30
                                                    --------------------------------------
                                                       2004         2003          2002
                                                    ----------  ------------  ------------
Numerator:
  Income (loss) before cumulative effect of
    an accounting change                            $2,849,000  $ 1,328,000   $(2,376,000)
  Cumulative effect of an accounting change
    to adopt SFAS 142                                      -0-   (4,707,000)          -0-
                                                    ----------  ------------  ------------

      Net income (loss):                            $2,849,000  $(3,379,000)  $(2,376,000)
                                                    ==========  ============  ============

Denominator:
  Weighted average shares outstanding for basic
    earnings (loss) per share                        6,311,643    5,812,005     5,788,071
  Effect of dilutive stock options                     588,608      212,035           -0-
                                                    ----------  ------------  ------------

      Adjusted weighted average shares outstanding
        for diluted earnings (loss) per share        6,900,251    6,024,040     5,788,071
                                                    ==========  ============  ============


Basic net earnings (loss) per share:
  Before cumulative effect of accounting change     $     0.45  $      0.23   $     (0.41)
  Cumulative effect of accounting change                   -0-        (0.81)          -0-
                                                    ----------  ------------  ------------
  Basic net earnings (loss) per share               $     0.45  $     (0.58)  $     (0.41)
                                                    ==========  ============  ============

Diluted net earnings (loss) per share:
  Before cumulative effect of accounting change     $     0.41  $      0.22   $     (0.41)
  Cumulative effect of accounting change                   -0-        (0.78)          -0-
                                                    ----------  ------------  ------------
  Diluted net earnings (loss) per share             $     0.41  $     (0.56)  $     (0.41)
                                                    ==========  ============  ============

For the years ended September 30, 2004, 2003 and 2002, approximately 77,500, 270,000 and 597,584 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  11  -  COMMON  STOCK  OPTIONS:
-----------------------------------

The Company had a 1992 Incentive Stock Option Plan (the "1992 Plan"), which provided for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant. In May 2002, the 1992 Plan expired. The 2003 Incentive Stock Option Plan was approved at the Annual Shareholders' Meeting in February 2003. The 2003 Incentive Stock Option Plan has similar provisions as the 1992 Plan. On December 21, 2004, our Compensation Committee authorized an amendment and restatement of the 2003 Incentive Stock Option Plan to, among other matters, (i) increase the number of shares to be issued under the 2003 Incentive Stock Option Plan from 900,000 shares to 1,150,000 shares, and (ii) permit the grant of restricted stock under the plan, subject to shareholder approval.

--------


Stock option activity during 2004, 2003, and 2002 was as follows:

                                                   Exercise
                                    Options         Price
                                   ----------  ----------------
Outstanding September 30, 2001       694,667   $1.60  -  $16.48
                                   ==========

  Granted                            197,000    1.29  -    2.17
    Forfeited                       (173,583)   1.60  -   10.24
    Exercised                         (5,500)   2.00
                                   ----------
Outstanding September 30, 2002       712,584   $1.29  -  $16.48
                                   ==========

  Granted                            238,000    1.30  -    8.50
    Forfeited                        (65,959)   2.00  -    5.88
    Exercised                        (75,750)   2.00  -    4.84
                                   ----------
Outstanding September 30, 2003       808,875   $1.29  -  $16.48
                                   ==========

  Granted                            425,000    6.85  -    9.56
    Forfeited                         (6,750)   1.30  -    8.48
    Exercised                        (93,200)   1.29  -    7.00
                                   ----------
Outstanding September 30, 2004     1,133,925   $1.29  -  $16.48
                                   ==========

Exercisable at September 30, 2002    318,000   $1.29  -  $16.48
                                   ==========
Exercisable at September 30, 2003    321,000   $1.29  -  $16.48
                                   ==========
Exercisable at September 30, 2004    355,035   $1.29  -  $16.48
                                   ==========
Options available for grant
  at September 30, 2003              614,500
                                   ==========
Options available for grant
  at September 30, 2004              193,000
                                   ==========

All officer and key employee options are granted under the 1992 Plan and the 2003 Plan. The exercise price of the incentive stock options shall be 100% of the fair market value on the date the option is granted. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest.

The following table summarizes information about stock options outstanding at September 30, 2004:

                             Options Outstanding             Options Exercisable
                  --------------------------------------  --------------------------
                                   Weighted
                                    Average    Weighted                    Weighted
                      Number       Remaining    Average       Number       Average
Range of          Outstanding at  Contractual  Exercise   Exercisable at   Exercise
Exercise Prices   Sept. 30, 2004     Life        Price    Sept. 30, 2004    Price
----------------  --------------  -----------  ---------  --------------  ----------
  1.29 - $2.00           172,000          7.2  $    1.39          54,000  $     1.58
  2.15 - $3.50           305,000          7.3  $    2.64         107,000  $     2.66
  4.00 - $5.88           143,000          3.9  $    4.24         144,000  $     4.24
 7.00 - $16.48           514,000          8.6  $    7.51          50,000  $     9.34
                  --------------                          --------------
                       1,134,000          7.5  $    4.86         355,000  $     4.07
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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2004, this potential exposure totaled approximately $352 million. At September 30, 2004, the Company, through its sponsoring banks, had approximately $168,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2004, the Company, through its sponsoring banks, had access to $9.9 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years 2004 and 2003, the Company processed approximately $1,053 million (2004) and $961 million (2003) of Visa and MasterCard transactions, which resulted in $7.6 million in gross chargeback activities for the fiscal year ended 2004 and $9.3 million for the fiscal year ended 2003. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback losses based on its processing volume and historical trends and data. As of September 30, 2004 and 2003, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $46,000 and $32,000, respectively. The expense associated with the chargeback allowance is included in processing and transaction expense in the accompanying consolidated statements of income. The Company expensed $50,000, $44,000, and $261,000 for the years ended September 30, 2004, 2003 and 2002, respectively for bankcard processing chargeback losses.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are

--------


guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total mount of checks guaranteed in the last 10 days prior to the balance sheet date. As of September 30, 2004, the Company estimates that its maximum potential dishonored check exposure was approximately $631,000.

For the fiscal years ended 2004 and 2003, the Company guaranteed approximately $19,382,000 (2004) and $15,338,000 (2003) of merchant checks, which resulted in
$139,000 (2004) and $468,000 (2003) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks with image and 10 - 20% without image. The Company establishes a reserve for this activity based on historical and projected loss experience. As of September 30, 2004 and 2003, the reserve for check guarantee loss was $56,000 (2004) and $24,000
(2003). The expense associated with the guarantee costs is included in processing and transaction expense in the accompanying consolidated statements of income.

Lease  Commitments
------------------

The Company leases real property under agreements, which expire at various times over the next five years. The Company's future minimum rental payments for capital and operating leases at September 30, 2004 are as follows:

Fiscal Year                      Capital Leases   Operating Leases
------------------------------  ----------------  -----------------
2005                            $       528,000   $         565,000
2006                                    160,000             466,000
2007                                     36,000             443,000
2008                                     33,000             455,000
2009                                        -0-                 -0-
                                ----------------  -----------------

Total minimum lease payments    $       757,000   $       1,929,000
                                                  =================

Less: imputed interest of 8.5%          (70,000)
                                ----------------
Present value of net
  minimum lease payment         $       687,000
                                ================

Rent expense for the years ended September 30, 2004, 2003, and 2002 totaled $572,000, $299,000 and $212,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company's discretion. In May 2003, the Company leased new corporate office space in Camarillo, California. The lease is for a period of five years at a monthly rate of $24,000. The lease grants us a right of first refusal with respect to additional space in the building that is not currently rented, and includes an option for us to purchase the property, at fair value, during the first two years of the lease.


NOTE  13  -  LITIGATION
-----------------------

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. ("LML"), filed a patent infringement claim against the Company, our subsidiary, XPRESSCHEX, Inc. and others, relating with respect to the Company and its subsidiary, to the alleged infringement by our check conversion processes of three patents held by LML. The suit was filed in the U.S. District Court for the District of Delaware. LML seeks an undisclosed amount of damages in connection with the alleged infringement. We do not believe that any of our check conversion processes infringe upon any valid or enforceable patent rights of LML and intend to vigorously

--------


defend our position against the claims made. Ultimately, we expect that we will not be held liable for any of the alleged infringement. The case is scheduled to go to trial in April of 2006. Should we be held liable for any alleged infringement, which is not expected, the ultimate liability we may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which we actively began utilizing the check conversion processes alleged to infringe the LML patents. In view of the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to ECHO's total transaction volume, we believe that any such alleged damages award should have a relatively minor impact on our results of operations, financial position, or cash flows.

In August 2003, one of our independent sales organizations filed a breach of contract arbitration claim against us in Los Angeles, California. The dispute involved a disagreement related to the manner in which commissions were to be calculated under the agreement. The agreement with the ISO required binding arbitration of all disputes arising under the agreement. The arbitration proceedings occurred in December 2004. The arbitration award is expected between the end of calendar 2004 and the beginning of 2005. The claim arose in the ordinary course of business and we have accrued $300,000 as a litigation accrual related to the dispute. The accrual represents our management's good faith evaluation of the dispute after consultation with legal counsel, however, there can be no assurance that the actual award will not exceed the amount accrued. In the event the arbitration award exceeds the amount accrued, such excess amount would impact our results of operations, financial position or cash flows. Our management does not believe any such impact would be material.

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

The Company currently operates in two business segments: Bankcard and Transaction Processing and Check Related Products, all of which are located in the United States. The Company also has certain corporate expenses such as salaries and benefits, legal and professional fees, rent, and litigation accrual expenses which are not allocated to the two business segments.

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

                                                      September 30
                                        ----------------------------------------
Business Segments                           2004          2003          2002
--------------------------------------  ------------  ------------  ------------
Revenues:
  Bankcard and Transaction Processing   $36,161,000   $32,444,000   $27,456,000
  Check Related Products                 11,423,000     8,192,000     5,835,000
                                        ------------  ------------  ------------
                                        $47,584,000   $40,636,000   $33,291,000
                                        ============  ============  ============

Operating Income (loss):
  Bankcard and Transaction Processing   $ 5,977,000   $ 4,303,000   $ 1,996,000
  Check Related Products                  1,644,000       591,000      (872,000)
  Other - Corporate Expenses             (4,164,000)   (2,469,000)   (2,293,000)
  Legal Settlement                              -0-           -0-    (2,500,000)
                                        ------------  ------------  ------------
                                        $ 3,457,000   $ 2,425,000   $(3,669,000)
                                        ============  ============  ============

Depreciation and Amortization:
  Bankcard and Transaction Processing   $   966,000   $   867,000   $   727,000
  Check Related Products                  1,255,000       727,000       938,000
                                        ------------  ------------  ------------
                                        $ 2,221,000   $ 1,594,000   $ 1,665,000
                                        ============  ============  ============


Note  14:  (Continued)
--------


Capital Expenditures:
  Bankcard and Transaction Processing   $ 2,258,000   $ 2,479,000   $ 1,474,000
  Check Related Products                  2,513,000     1,365,000       712,000
                                        ------------  ------------  ------------
                                        $ 4,771,000   $ 3,844,000   $ 2,186,000
                                        ============  ============  ============

Total Assets:
  Bankcard and Transaction Processing   $ 8,014,000   $ 7,051,000   $ 5,399,000
  Check Related Products                 23,933,000     6,794,000     7,710,000
  Other                                   7,481,000     4,930,000     5,082,000
                                        ------------  ------------  ------------
                                        $39,428,000   $18,775,000   $18,191,000
                                        ============  ============  ============

NOTE  15  -  QUARTERLY  FINANCIAL  DATA  (Unaudited)
----------------------------------------------------

The following summarizes the quarterly financial results of the Company for the fiscal years ended September 30, 2004 and September 30, 2003 (in thousands, except share data):

                                           Year Ended September 30, 2004
                                     -----------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter    Quarter   Quarter    Quarter
                                     ---------  ---------  --------  ---------
Net revenues                         $ 11,355   $  11,766  $ 12,152  $  12,311
Gross profit                            4,394       4,243     4,484      4,582
Profit from operations                  1,013         706     1,082        656
Net income                                589       1,206       651        403
Earnings per share - basic           $   0.10   $    0.19  $   0.10  $    0.06
Earnings per share - diluted         $   0.09   $    0.17  $   0.09  $    0.06

                                           Year Ended September 30, 2003
                                     -----------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter    Quarter   Quarter    Quarter
                                     ---------  ---------  --------  ---------

Net revenues                         $  9,301   $   9,767  $ 10,578  $  10,990
Gross profit                            2,973       3,360     3,467      4,153
Profit from operations                    527         465       564        869
Net (loss) income                      (4,473)        268       308        518
(Loss) earnings per share - basic    $  (0.77)  $    0.05  $   0.05  $    0.09
(Loss) earnings per share - diluted  $  (0.77)  $    0.05  $   0.05  $    0.08

                                 ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES
                                                    SCHEDULE II TO FORM 10K
                                   RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                              REDUCTION IN                             REDUCTION IN
                                               RESERVE AND                              RESERVE AND
                    BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT   CHARGED TO
DESCRIPTION         09/30/2001     EXPENSE     RECEIVABLE    09/30/2002     EXPENSE     RECEIVABLE    09/30/2003     EXPENSE
------------------  -----------  -----------  -------------  -----------  -----------  -------------  -----------  -----------

Allowance for
trade receivables/
chargeback
receivables         $   313,000  $   302,000  $     184,000  $   431,000  $    67,000  $     407,000  $    91,000  $   218,000

Allowance for
obsolete
inventories         $    18,000  $   300,000  $      18,000  $   300,000  $   110,000  $     410,000  $       -0-  $    46,000


                    REDUCTION IN
                     RESERVE AND
                      ACCOUNTS     BALANCE AT
DESCRIPTION          RECEIVABLE    09/30/2004
------------------  -------------  -----------

Allowance for
trade receivables/
chargeback
receivables         $     176,000  $   133,000

Allowance for
obsolete
inventories         $         -0-  $    46,000

Exhibit
Number   Description of Document
-------  -----------------------------------------------------------------------------------------------------------

   2.1   Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO
         Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[5]
   2.2   Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO
         Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[6]
   3.1   Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on
         December 11, 1981. [1]
   3.4   By-Laws of Bio Recovery Technology, Inc. [1]
   4.2   Specimen Common Stock Certificate. [3]
  10.35  Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc.
         and First Regional Bank, dated June 24, 1997. [4]
  10.36  Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc.
         and The Berkshire Bank, dated July 31, 1997. [4]
  10.41  Copy of Processing and Software Development and License Agreement between Electronic Clearing
         House, Inc. and National Bank Drafting Systems, Inc., dated October 22, 1999.[6]
  10.42  Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International, dated
         January 1, 2000.[6]
  10.44  Copy of Electronic Check Services Agreement between Electronic Clearing House, Inc. and National Bank
         Drafting Systems, Inc., dated May 17, 2000.[6]
  10.46  Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between
         Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
  10.47  Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement
         between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[6]
  10.48  Copy of POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing
         House, Inc., dated December 12, 2000.[7]
  10.49  Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing
         House, Inc., dated April 19, 2001.[7]
  10.50  Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc., dated
         October 1, 2001.[7]
  10.51  Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc.
         and Electronic Clearing House, Inc. dated December 12, 2000. [8]
  10.52  Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [8]
  10.53  Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and
         Electronic Clearing House, Inc. dated December 12, 2000. [8]
  10.54  Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [9]
  10.55  Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [9]
  10.56  Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo,
         Camarillo, California 93010.[10]
  10.57  Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan
         Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010.
   21.0  Subsidiaries of Registrant. [2]
   23.1  Consent of PricewaterhouseCoopers LLP
   24.1  Power of Attorney [11]
   31.1  Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(a) under the Securities and Exchange Act of 1934, as amended.
   31.2  Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(a) under the Securities and Exchange Act of 1934, as amended.
   32.1  Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(b) under the Securities and Exchange Act of 1934, as amended.
   32.2  Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule
         13a-14(b) under the Securities and Exchange Act of 1934, as amended.

------------------------------

     [1] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
     [2] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference.
     [3] Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
     [4] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
     [5] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
     [6] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
     [7] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
     [8] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
     [9] Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
     [10] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
     [11] Included  on  signature  page.