Form 10-Q
period 2004-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2005-02-14
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act  of  1934

FOR  THE  PERIOD  ENDED  DECEMBER  31,  2004

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

                          Yes                     No  X
                                                     ---

     As of February 1, 2005, there were 6,500,581shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----


                                                                      Page No.
                                                                      --------

                       PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets                                         3
          December 31, 2004 and September 30, 2004

         Consolidated Statements of Operations                               4
          Three months ended December 31, 2004 and 2003

         Consolidated Statements of Cash Flows                               5
          Three months ended December 31, 2004 and 2003

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of                            11
          Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         23

Item 4.  Controls and Procedures                                            23


                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                  24

Item 6.  Exhibits and Reports on Form 8-K                                   24

         Signatures                                                         25

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                 ELECTRONIC CLEARING HOUSE, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                             ASSETS
                                             ------
                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      2004            2004
                                                                 --------------  ---------------
Current assets:
    Cash and cash equivalents                                    $   7,274,000   $    7,576,000
    Restricted cash                                                  1,260,000        1,024,000
    Settlement deposits                                             15,082,000       18,282,000
    Settlement receivable less allowance of $25,000 and $22,000        841,000          451,000
    Accounts receivable less allowance of $158,000 and $111,000      2,063,000        1,943,000
    Prepaid expenses and other assets                                  542,000          368,000
    Deferred tax asset                                                  70,000          279,000
                                                                 --------------  ---------------
        Total current assets                                        27,132,000       29,923,000

Noncurrent assets:
    Property and equipment, net                                      2,250,000        2,293,000
    Software, net                                                    7,385,000        6,844,000
    Other assets, net                                                  356,000          368,000
                                                                 --------------  ---------------

        Total assets                                             $  37,123,000   $    39,428,00
                                                                 ==============  ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
    Short-term borrowings and current portion of long-term debt
      and capital leases                                         $     752,000   $      878,000
    Accounts payable                                                   384,000          305,000
    Settlement payable                                              15,923,000       18,733,000
    Accrued expenses                                                 2,668,000        2,003,000
                                                                 --------------  ---------------
        Total current liabilities                                   19,727,000       21,919,000

Noncurrent liabilities:
    Long-term debt and capital leases                                  583,000          704,000
    Deferred tax liability                                             390,000          565,000
                                                                 --------------  ---------------
        Total liabilities                                           20,700,000       23,188,000
                                                                 --------------  ---------------

Commitments and contingencies - see Note 6

Stockholders' equity:
    Common stock, $.01 par value, 36,000,000 authorized;
    6,488,281 and 6,451,331 shares issued; 6,450,012 and
    6,413,062 shares outstanding, respectively                          65,000           64,000
    Additional paid-in capital                                      24,788,000       24,658,000
    Accumulated deficit                                             (7,964,000)      (8,016,000)
Less treasury stock at cost, 38,269 common shares                     (466,000)        (466,000)
                                                                 --------------  ---------------
        Total stockholders' equity                                  16,423,000       16,240,000
                                                                 --------------  ---------------

        Total liabilities and stockholders' equity               $  37,123,000   $   39,428,000
                                                                 ==============  ===============

                   See accompanying notes to consolidated financial statements

                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
REVENUES                                          $12,760,000   $11,483,000
                                                  ------------  ------------

COSTS AND EXPENSES:
    Processing and transaction expense              8,171,000     7,019,000
    Other operating costs                           1,333,000     1,340,000
    Research and development expense                  448,000       383,000
    Selling, general and administrative expenses    2,721,000     1,728,000
                                                  ------------  ------------

                                                   12,673,000    10,470,000
                                                  ------------  ------------

Income from operations                                 87,000     1,013,000

Interest income                                        28,000        13,000
Interest expense                                      (28,000)      (56,000)
                                                  ------------  ------------

Income before provision for income taxes               87,000       970,000

Provision for income taxes                            (35,000)     (381,000)
                                                  ------------  ------------
Net income                                        $    52,000   $   589,000
                                                  ============  ============

Basic net earnings per share                      $      0.01   $      0.10
                                                  ============  ============

Diluted net earnings per share                    $      0.01   $      0.09
                                                  ============  ============

Weighted average shares outstanding
    Basic                                           6,427,305     6,182,767
                                                  ============  ============
    Diluted                                         6,882,761     6,678,880
                                                  ============  ============

          See accompanying notes to consolidated financial statements.

                           ELECTRONIC CLEARING HOUSE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                 THREE MONTHS
                                                              ENDED DECEMBER 31,
                                                          --------------------------
                                                              2004          2003
                                                          ------------  ------------
Cash flows from operating activities:
  Net income                                              $    52,000   $   589,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                                183,000       176,000
  Amortization of software                                    407,000       330,000
  Provisions for losses on accounts and notes receivable       50,000        28,000
  Deferred income taxes                                        34,000       381,000
  Stock option compensation                                     8,000         9,000
Changes in assets and liabilities:
  Restricted cash                                            (236,000)     (152,000)
  Settlement deposits                                       3,200,000    (4,954,000)
  Accounts receivable                                        (167,000)     (131,000)
  Settlement receivable                                      (393,000)     (361,000)
  Accounts payable                                             79,000      (329,000)
  Settlement payable                                       (2,810,000)    5,315,000
  Deferred income                                                 -0-       100,000
  Accrued expenses                                            665,000        69,000
  Prepaid expenses                                           (174,000)      (35,000)
                                                          ------------  ------------

  Net cash provided by operating activities                   898,000     1,035,000
                                                          ------------  ------------

Cash flows from investing activities:
  Other assets                                                  3,000         1,000
  Purchase of equipment                                      (140,000)     (305,000)
  Purchased and capitalized software                         (939,000)     (664,000)
                                                          ------------  ------------

  Net cash used in investing activities                    (1,076,000)     (968,000)
                                                          ------------  ------------


Cash flows from financing activities:
  Proceeds from issuance of notes payable                         -0-       211,000
  Repayment of notes payable                                 (111,000)     (112,000)
  Repayment of capitalized leases                            (136,000)     (129,000)
  Proceeds from private placement of common stock                 -0-     2,761,000
  Proceeds from exercise of stock options                     123,000        47,000
                                                          ------------  ------------
  Net cash (used in) provided by financing activities        (124,000)    2,778,000
                                                          ------------  ------------

Net (decrease) increase in cash                              (302,000)    2,845,000
Cash and cash equivalents at beginning of period            7,576,000     2,908,000
                                                          ------------  ------------

Cash and cash equivalents at end of period                $ 7,274,000   $ 5,753,000
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

                         ELECTRONIC CLEARING HOUSE, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of the three-month period ended December 31, 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2005. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

During the first quarter of 2005, the Company revised the way it classifies certain commission expenses paid to its independent sales agents who sell the Company's bankcard processing services to merchants. The gross commissions paid are now recorded as processing and transaction expense in the consolidated statements of operations. Previously, the commissions paid to the independent sales agents were recorded as a reduction to the revenue earned on the transaction.

For the presentation of the three months ended December 31, 2004, the Company has revised amounts previously reported to conform to the revised classification. None of the classification changes has an impact on the gross margin, operating income, net income, net cash flow or any element of the Company's consolidated balance sheets for all periods presented. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.


NOTE  2  -  STOCK-BASED  COMPENSATION:
-------------------------------------

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

NOTE  2:  (CONTINUED)
-------

                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                          ------------------------
                                             2004         2003
                                          -----------  -----------
Net income, as reported                   $   52,000   $  589,000

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effect                      5,000        5,000

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effects      (128,000)     (53,000)
                                          -----------  -----------

Pro forma net (loss) income               $  (71,000)  $  541,000
                                          ===========  ===========

Net earnings (loss) per share:
  Basic - as reported                     $     0.01   $     0.10
  Basic - pro forma                       $    (0.01)  $     0.09

  Diluted - as reported                   $     0.01   $     0.09
  Diluted - pro forma                     $    (0.0l)  $     0.08


NOTE  3  -  EARNINGS  PER  SHARE:
---------------------------------

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                            2004               2003
                                                      -----------------  ----------------
Numerator:
    Net income                                        $          52,000  $        589,000
                                                      =================  ================

Denominator:
    Weighted average shares outstanding for basic
      earnings per share                                      6,427,305         6,182,767
    Effect of dilutive stock options                            455,456           496,113
                                                      -----------------  ----------------
    Adjusted weighted average shares outstanding for
      diluted earnings per share                              6,882,761         6,678,880
                                                      =================  ================

    Basic net earnings per share                      $            0.01  $           0.10
                                                      =================  ================

    Diluted net earnings per share                    $            0.01  $           0.09
                                                      =================  ================

For the three months ended December 31, 2004 and 2003, 89,500 and 85,750 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------------------

                               THREE  MONTHS
                                DECEMBER 31
                          ----------------------
                            2004          2003
                          --------       -------
Cash paid for:
  Interest                $ 28,000       $56,000
  Income taxes             110,000         7,000

Significant non-cash transactions for the three months ended December 31, 2004 were as follows:

     -    None.

Significant non-cash transactions for the three months ended December 31, 2003 were as follows:

     - Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.


NOTE  5  -  SEGMENT  INFORMATION:
---------------------------------

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

                                          FOR THE THREE MONTHS ENDED
                                                 DECEMBER 31,
                                            2004             2003
                                       ---------------  ---------------
Revenues:
  Bankcard and transaction processing  $    9,182,000   $    8,752,000
  Check-related products                    3,578,000        2,731,000
                                       ---------------  ---------------
                                       $   12,760,000   $   11,483,000
                                       ===============  ===============

Operating income:
  Bankcard and transaction processing  $    1,332,000   $    1,551,000
  Check-related products                      641,000          412,000
  Other                                    (1,886,000)        (950,000)
                                       ---------------  ---------------
                                       $       87,000   $    1,013,000
                                       ===============  ===============


                                          DECEMBER 31,   SEPTEMBER 30,
                                             2004            2004
                                       ---------------  ---------------
Total assets:
  Bankcard and transaction processing  $    8,170,000   $    8,014,000
  Check-related products                   21,882,000       23,933,000
  Other                                     7,071,000        7,481,000
                                       ---------------  ---------------
                                       $   37,123,000   $   39,428,000
                                       ===============  ===============

NOTE  6  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
--------------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company's sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2004, this potential exposure totaled approximately $352 million. At December 31, 2004, the Company, through its sponsoring bank, had approximately $185,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2004, the Company, through its sponsoring bank, had access to $8.2 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended December 31, 2004 and 2003, the Company processed approximately $262 million (2004) and $251 million (2003) of Visa and MasterCard transactions, which resulted in $1.6 million in gross chargeback activities for the three months ended December 31, 2004 and $1.8 million for the three months ended December 31, 2003. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of December 31, 2004 and 2003, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $63,000 and $49,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month period ended December 31, 2004 and 2003, the Company expensed $20,000 and $17,000.

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of December 31, 2004, the Company estimates that its maximum potential dishonored check exposure was approximately $939,000.

-------

For the quarters ended December 31, 2004 and 2003, the Company guaranteed approximately $7,107,000 (2004) and $3,958,000 (2003) of merchant checks, which resulted in $29,000 (2004) and $17,000 (2003) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks with image and 10-20% without image. The Company establishes a reserve for this activity based on historical and projected loss experience. As of December 31, 2004 and 2003, the reserve for check guarantee loss was $56,000 (2004) and $14,000 (2003). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.


NOTE  7  -  LITIGATION
----------------------

The Company is involved in various legal matters arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

In August 2003, one of the Company's independent sales organizations filed a breach of contract arbitration claim against the Company in Los Angeles, California. The dispute involved a disagreement related to the manner in which commissions were to be calculated under the agreement. The agreement with the ISO required binding arbitration of all disputes arising under the agreement. The arbitration proceedings occurred in December 2004. In January 2005, the arbitration panel overseeing the dispute awarded the independent sales organization $501,000, which exceeded the Company's previous accrual of $300,000 at September 30, 2004. In addition to this award amount, the Company will be required to pay legal fees on behalf of this independent sales organization, which are estimated to be up to $185,000. While the final determination as to legal fees is subject to change once the arbitration panel provides a final determination, management believes any change will not have a material effect upon either the Company's results of operations or its financial condition. As a result of the foregoing, the Company has accrued a total of $400,000 in connection with this dispute.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


FORWARD-LOOKING  STATEMENTS

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein, and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.


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

We  operate  our  services  under  the  following  brands:

     - MERCHANTAMERICA, our retail provider of payment processing services to both the merchant and community bank markets;
     - National Check Network(R), or NCN(R), our proprietary database of negative and positive checkwriter accounts used for back-end check verification, check authorization and check capture services, and for membership to collection agencies. Negative checkwriter accounts typically identify a checkwriter's delinquent history in the form of non-sufficient funds and other negative transactions; and
     - XPRESSCHEX(R), Inc., our registered collection agency that provides retail check verification, check Conversion, ACH services, check collection and check guarantee services.

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended December 31, 2004, the bankcard and transaction processing business segment accounted for approximately 72.0% of the Company's total revenue.

Over the past three years, we have invested significant resources and management focus in our check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. For the quarter ended December 31, 2004, the check services business segment accounted for approximately 28.0% of the Company's total revenue. We are one of a few check processors in the nation with both an ACH engine, which gives us the ability to transfer and settle funds, and a robust checkwriter database (NCN), which provides a valuable service for check risk management to merchants. The NCN database includes over 20 million bad-checkwriter records, 100 million positive records, and is generated and refreshed daily by 260 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

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

XPRESSCHEX revenues are growing due to the increased use of our check conversion services, which include capture of the necessary check data at the point of sale and submission of the transaction electronically to the ACH for settlement. Since we provide ACH and settlement services to the merchants, all settlement funds received by us on behalf of the merchants are recorded as settlement payable and all settlement funds paid by us in advance are recorded as settlement receivable. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country. This ability to provide local collection capability through one national entity is a distinctive advantage we have over other check service companies who operate centralized collection agencies and only go to local agencies as a secondary or last option.

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet), that connects to over 14,000 banks and about 5 million merchants, to electronically process checks. This program is referred to as the Visa Point-Of-Sale ("POS") Check Service. The Visa POS Check Service was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their checkwriter data to the Visa network, making verification of the checkwriter's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and, as of December 2004, depending on the geographic location of a merchant in the U.S., anywhere from 0% to as high as 30% of all the checking accounts are electronically connected to the Visa network through the banks that are now participating in the Visa POS Check Service.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the checkwriter has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its checkwriter data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa POS Check Service to its merchants, it chooses a Third-Party Processor from the certified providers and we have been chosen by over 90% of the banks in the program to date.

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

During the third quarter of fiscal 2003, a major national retail merchant with approximately 3,000 storefronts initiated the Visa POS Check Service program in all of its stores nationwide. We are the Third-Party Processor in this Visa POS relationship. As of December 31, 2004, this retail merchant was the largest merchant in the Visa POS Check Service program, measured by the volume of transactions initiated by the merchant and, in January of 2005, the bank that sponsored this merchant into the Visa POS Check Service program announced that they had secured an agreement with the merchant to continue through 2005.

ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa POS Check Service program and we anticipate continued growth in the Visa POS Check Service program as the marketing efforts of participating banks in the Visa POS Check Service program become more widely implemented.

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

We plan to grow our check services business by aggressively cross-selling to our credit card customers and continuing to train the sales teams and associates of Visa member banks on the many benefits the Visa POS Check program provides to merchants. In addition to providing sales training to Visa banks, our strategy is to focus part of our sales team on mid-size retail chains that can benefit most from automating check processing and verification. These mid-size accounts typically offer higher margins than larger accounts and offer a less competitive marketplace.

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

We also have a strategy to bundle all of our services and market them to smaller regional and community banks under what we call our Agent Bank Program. We are providing a solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's MERCHANTAMERICA product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, our program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide. To date, 22 banks have enlisted in the program and the program is showing signs of continued growth for the balance of the year.

SALES  AND  MARKETING
As a result of the growing interest in the Visa POS Check Service, we plan to continue using our marketing and sales resources to aggressively promote the Visa POS Check Service during the balance of this year. We sell our bankcard and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), our own internal sales force and direct merchant referrals by existing merchants. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. We also offer merchant services through a direct online sales channel, MERCHANTAMERICA. We have developed a comprehensive marketing plan to promote the MERCHANTAMERICA brand name and this marketing plan was officially rolled out in January 2005, including through our first regional merchant directory in San Diego.

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

We believe we are in the top 50 credit card processors in the nation based upon total annual volume processed and in the top 10 based upon the extent of our authorization and settlement capture abilities. We believe we are in the top four check processors in the nation of check verification and conversion transactions. Many of our competitors have much greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Many competitors also have economies of scale cost advantages over ECHO due to their high processing volumes that may make it difficult for ECHO to compete. Our competitors also have the financial resources to offer services to large merchants at a much lower rate than us in order to gain market share. We believe that our success will depend upon our ability to continuously develop new products and services and to enhance our current products and to introduce them promptly into the market.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  DECEMBER  31,  2004
-----------------------------------------

Financial highlights for the first quarter of fiscal 2005 as compared to the same period last year were as follows:

--Total  revenue  increased  11.1%  to  $12.8  million

--Gross margins from processing and transaction revenue was 35.4% for the current quarter as compared to 38.5% for the prior year

--Diluted  EPS  of  $0.01  as  compared  to  diluted  EPS  of  $0.09

--Bankcard  and  transaction  processing  revenue increased 4.9% to $9.2 million

--Check-related  revenue  increased  31.0%  to  $3.6  million

--ACH  transactions  processed  increased  19.7%  to  8.8  million  transactions

REVENUE. Total revenue increased 11.1% to $12,760,000 for the three months ended December 31, 2004, from $11,483,000 for the same period last year. The increase can be primarily attributed to the 4.9% growth in the bankcard processing revenue and 31.0% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from other marketing initiatives.

COST OF SALES. A major portion of our bankcard processing expense is fixed as a percentage of the total processing volume, which is calculated by the total dollar value processed, with the remaining costs based on the number of transactions processed. A major component of the Company's bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $7,019,000 in the first fiscal quarter of 2004 to $8,171,000 in the quarter ended December 31, 2004, a 16.4% increase. The increase was primarily attributable to the 11.1% increase in revenue for the current quarter and the increase in commission expense.

Gross margin from processing and transaction services was 35.4% for the current quarter as compared to 38.5% for the same period last year.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses decreased slightly, from $1,340,000 in the first quarter of 2004 to $1,333,000 for the current fiscal quarter.

Research and development expense increased from $383,000 in the prior year quarter to $448,000 in the quarter ended December 31, 2004. Research and development initiatives are critical in order for us to maintain the technological advantages over some of our competitors and to strengthen our infrastructure due to growth. We have been investing in several major software development projects for the past years. Several of these projects are in the final phase of development, and we anticipate that this level of investment will continue throughout the remainder of this fiscal year.

Selling, general and administrative expenses increased from $1,728,000 in the first fiscal quarter of 2004 to $2,721,000 for the current fiscal quarter, an increase of 57.5%. This $993,000 increase was primarily attributable to: 1) an additional $400,000 of litigation expense arising as a result of an arbitration award granted in January 2005 by the arbitration panel overseeing a dispute with an independent sales organization. We previously accrued $300,000 of litigation expense related to this matter in the fourth fiscal quarter of 2004 based on our good faith estimate at that time; 2) approximately $270,000 in legal expenses primarily related to the dispute with the independent sales organization and the defense of a patent infringement lawsuit; 3) an increase in personnel costs due to cost of living adjustments and an increase in the costs of employee benefits such as health and worker's compensation insurance; 4) an increase in sales and marketing expenses to implement our sales and marketing strategies; and 5) approximately $77,000 in professional service expenses and salaries related to Sarbanes-Oxley Act Section 404 Compliance efforts underway. As a percentage of total revenue, selling, general and administrative expenses increased from 15.0% in the first fiscal quarter of 2004 to 21.3% in the quarter ended December 31, 2004.

OPERATING INCOME. Operating income for the quarter ended December 31, 2004 was $87,000, as compared to operating income of $1,013,000 in the same period last year. The decrease in operating income was primarily due to the increase in selling, general and administrative expenses as described above.

INTEREST EXPENSE. Net interest expense decreased from $43,000 for the prior year quarter to $0 in the current fiscal year. This was primarily due to the repayment of loans associated with the sale of the Company's prior corporate office building in March 2004.

EFFECTIVE TAX RATE. The effective tax rate for the quarter ended December 31, 2004 was 40.2% as compared to 39.3% for the prior year quarter. The statutory rate is approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 4.9%, from $8,752,000 in the first fiscal quarter 2004 to $9,182,000 for the quarter ended December 31, 2004. This revenue increase was mainly attributable to organic growth from our existing merchants and new merchants generated from other marketing programs.

Operating income from our bankcard and transaction processing segment was $1,332,000 for the quarter ended December 31, 2004 as compared to $1,551,000 in the same period last year. This decrease in operating income was primarily attributable to the higher selling, general and administrative expenses.

Check Related Products. Check-related revenues increased from $2,731,000 for the first fiscal quarter ended 2004 to $3,578,000 for the current fiscal quarter, an increase of 31.0%. This was attributable to the increase in ACH processing revenue, which increased as a result of a 19.7% increase in total ACH transactions processed, 8.8 million transactions in the quarter ended December 31, 2004, as compared to 7.3 million in the prior year quarter, the increase in check conversion revenue as a result of the growth in the Visa POS Check Service program and the increase in check verification revenue. The growth in these services arose from our continued focus on check services in general, and on the Visa POS Check Service program specifically.

Check services revenue made up 28.0% of total revenues in the quarter ended December 31, 2004 as compared to 23.8% in the prior year quarter. Check-related operating income was $641,000 for the quarter ended December 31, 2004 as compared to $412,000 in the same period last year. The improvement in this business segment was primarily attributable to the 31.0% increase in revenue.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2004, we had available cash and cash equivalents of $7,274,000, restricted cash of $1,260,000 in reserve with our primary processing bank and a working capital of $7,405,000.

Accounts receivable net of allowance for doubtful accounts increased from $1,943,000 at September 30, 2004 to $2,063,000 at December 31, 2004. Allowance
for doubtful accounts mainly reserved for chargeback losses increased to $158,000 at December 31, 2004 from $111,000 at September 30, 2004.

Net cash provided by operating activities for the three months ended December 31, 2004 was $898,000, as compared to net cash provided by operating activities of $1,035,000 for the three months ended December 31, 2003.

Cash amounts classified as settlement receivable/payable are amounts due to/from merchants and result from timing differences in our settlement process with those merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement receivable/payable may vary and ultimately depends on the volume of transactions processed and the timing of the cut-off date. Settlement deposits are cash deposited in our bank accounts from the merchant settlement transactions.

In the three months ended December 31, 2004, we used $140,000 for the purchase of equipment and $939,000 for the acquisition and capitalization of software costs. During the three months ended December 31, 2004, we paid off $247,000 of notes payable and capitalized lease obligations. We had proceeds of $123,000 from stock option exercises.

During fiscal year 2004, we negotiated a secured $3,000,000 line of credit and a $1,000,000 equipment lease line with Bank of the West. As of December 31, 2004, we have drawn down $600,000 against the $1 million equipment lease line. We have not drawn down against the $3,000,000 line of credit.

At  December  31,  2004,  we  had  the  following  cash  commitments:

                              PAYMENT DUE BY PERIOD
                              ---------------------

CONTRACTUAL                        LESS THAN                           AFTER
OBLIGATIONS             TOTAL      1 YEAR      2-3 YEARS   4-5 YEARS  5 YEARS
--------------------  ----------  ----------  ----------  ----------  --------
Long-term debt
  including interest  $  855,000  $  398,000  $  329,000  $  128,000  $    -0-

Capital lease
  obligations            600,000     425,000     151,000      24,000       -0-

Operating leases       1,808,000     577,000     890,000     341,000       -0-
                      ----------  ----------  ----------  ----------  --------

Total contractual
  cash obligations    $3,263,000  $1,400,000  $1,370,000  $  493,000  $    -0-
                      ==========  ==========  ==========  ==========  ========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the secured
$3,000,000  line  of  credit  which  has  yet  to  be  utilized.

RISK FACTORS

Our business, and accordingly, your investment in our common stock, is subject to a number of risks. These risks could affect our operating results and liquidity. You should consider the following risk factors, among others, before investing in our common stock.

RISKS RELATED TO OUR BUSINESS
-----------------------------

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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through 2005. We also maintain several banking relationships for ACH processing. While we believe our current bank relationship is sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe its ability to terminate our respective relationships is cost-prohibitive, it may determine that the cost of terminating their agreements is less than the cost of continuing to perform in accordance with their terms, and may therefore determine to terminate the agreement prior to its expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of December 31, 2004, we maintained a dedicated chargeback reserve of $974,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $8.2 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2004, this potential exposure totaled approximately $352 million. At December 31, 2004, the Company, through its sponsoring bank, had approximately $185,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2004, the Company, through its sponsoring bank, had access to $8.2 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended December 31, 2004 and 2003, the Company processed approximately $262 million (2004) and $251 million (2003) of Visa and MasterCard transactions, which resulted in $1.6 million in gross chargeback activities for the three months ended December 31, 2004 and $1.8 million for the three months ended December 31, 2003. Substantially all of these chargebacks were recovered from the merchants.

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

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses increased from $383,000 for the quarter ended December 31, 2003 to $448,000 for the quarter ended December 31, 2004. Most of our research and development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the three months ended December 31, 2004, we have spent approximately
$270,000  in  legal  fees  and  expenses  defending  these  claims.

OUR  INABILITY  TO  RECOVER  FROM  NATURAL  DISASTERS  COULD  HARM OUR BUSINESS.

We currently maintain two data centers: one in Camarillo, California and one in Albuquerque, New Mexico. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO has started to centralize its data processing functionality in Camarillo in 2004 and intends to make Albuquerque a fully redundant site as early as possible. Prior to that time, it is possible that a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

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

OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended December 31, 2004, the market price of our common stock has been as high as $9.65 and as low as $7.50. Additionally, over the course of the year ended September 30, 2004, the market price of our common stock was as high as $13.06 and as low as $6.15. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $1,000,000 equipment lease line. There was an outstanding balance of $600,000 against the $1,000,000 equipment lease line as of December 31, 2004. A hypothetical 1% interest rate change would have no material impact on our results of operations.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of December 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

During the quarter ended December 31, 2004, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

The Company is involved in various legal matters arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

In August 2003, one of the Company's independent sales organizations filed a breach of contract arbitration claim against the Company in Los Angeles, California. The dispute involved a disagreement related to the manner in which commissions were to be calculated under the agreement. The agreement with the ISO required binding arbitration of all disputes arising under the agreement. The arbitration proceedings occurred in December 2004. In January 2005, the arbitration panel overseeing the dispute awarded the independent sales organization $501,000, which exceeded the Company's previous accrual of $300,000 at September 30, 2004. In addition to this award amount, the Company will be required to pay legal fees on behalf of this independent sales organization, which are estimated to be up to $185,000. While the final determination as to legal fees is subject to change once the arbitration panel provides a final determination, management believes any change will not have a material effect upon either the Company's results of operations or its financial condition. As a result of the foregoing, however, the Company has accrued a total of $400,000 in connection with this dispute.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
(a)       Exhibits:

          Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a)
31.1      under the Securities and Exchange Act of 1934, as amended.
          Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a)
31.2      under the Securities and Exchange Act of 1934, as amended.
          Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b)
32.1      under the Securities and Exchange Act of 1934, as amended.
          Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b)
32.2      under the Securities and Exchange Act of 1934, as amended.

(b)       Reports on Form 8-K:

Date of Report     Item Reported
--------------     -------------
December 21, 2004  On December 21, 2004, the Registrant filed a Current Report on Form 8-K with respect to a press release announcing its financial results for the quarter and fiscal year ended September 30, 2004.

November 4, 2004   On November 10, 2004, the Registrant filed a Current Report on Form 8-K with respect to a press release announcing the appointment of Steven Smith as the Company's Chief Information Officer.

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

                         ELECTRONIC  CLEARING  HOUSE,  INC.
                         ----------------------------------
                                (Registrant)




Date:  February  14,  2005              By:  /s/  Alice  Cheung
                                             --------------------
                                        Alice  Cheung,  Treasurer  and
                                        Chief  Financial  Officer