Form 10-Q
period 2005-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2005-05-13
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934


FOR THE PERIOD ENDED MARCH 31, 2005

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

     As of April 30, 2005, there were 6,547,481 shares of the Registrant's Common Stock outstanding.

                         ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX


                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


          Consolidated Balance Sheets                                          3
            March 31, 2005 and September 30, 2004

          Consolidated Statements of Operations                                4
            Three months and six months ended
            March 31, 2005 and 2004

          Consolidated Statements of Cash Flows                                5
            Six months ended March 31, 2005 and 2004

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of                             10
            Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.   Controls and Procedures                                             22


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                   23

Item 4.   Submission of Matters to a Vote of Security Holders                 23

Item 6.   Exhibits and Reports on Form 8-K                                    24

          Signatures                                                          25

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                             ELECTRONIC CLEARING HOUSE, INC.
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                          ASSETS
                                          ------


                                                                 MARCH 31,     SEPTEMBER 30,
                                                                    2005           2004
                                                                ------------  ---------------
Current assets:
   Cash and cash equivalents                                    $ 6,580,000   $    7,576,000
   Restricted cash                                                1,121,000        1,024,000
   Settlement deposits                                           19,421,000       18,282,000
   Settlement receivable less allowance of $25,000 and $22,000      904,000          451,000
   Accounts receivable less allowance of $121,000 and $111,000    2,077,000        1,943,000
   Prepaid expenses and other assets                                382,000          368,000
   Deferred tax asset                                               115,000          279,000
                                                                ------------  ---------------
      Total current assets                                       30,600,000       29,923,000

Noncurrent assets:
   Property and equipment, net                                    2,450,000        2,293,000
   Software, net                                                  7,976,000        6,844,000
   Other assets, net                                                346,000          368,000
                                                                ------------  ---------------
      Total assets                                              $41,372,000   $   39,428,000
                                                                ============  ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
   Short-term borrowings and current portion of
     long-term debt and capital leases                          $   691,000   $      878,000
   Accounts payable                                                 297,000          305,000
   Settlement payable                                            20,325,000       18,733,000
   Accrued expenses                                               1,956,000        2,003,000
                                                                ------------  ---------------
      Total current liabilities                                  23,269,000       21,919,000

Noncurrent liabilities:
   Long-term debt and capital leases                                838,000          704,000
   Deferred tax liability                                           466,000          565,000
                                                                ------------  ---------------
      Total liabilities                                          24,573,000       23,188,000
                                                                ------------  ---------------

Commitments and contingencies - see Note 6

Stockholders' equity:
   Common stock, $.01 par value, 36,000,000 authorized:
    6,544,381 and 6,451,331 shares issued; 6,506,112 and
    6,413,062 shares outstanding                                     65,000           64,000
   Additional paid-in capital                                    25,020,000       24,658,000
   Accumulated deficit                                           (7,820,000)      (8,016,000)
   Less treasury stock at cost, 38,269 common shares               (466,000)        (466,000)
                                                                ------------  ---------------
      Total stockholders' equity                                 16,799,000       16,240,000
                                                                ------------  ---------------

      Total liabilities and stockholders' equity                $41,372,000   $   39,428,000
                                                                ============  ===============

                See accompanying notes to consolidated financial statements.

                                 ELECTRONIC CLEARING HOUSE, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                           THREE MONTHS               SIX MONTHS
                                                          ENDED MARCH  31,          ENDED MARCH  31,
                                                    --------------------------  --------------------------
                                                        2005          2004          2005          2004
                                                    ------------  ------------  ------------  ------------

REVENUES:                                           $13,321,000   $11,983,000   $26,081,000   $23,466,000
                                                    ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
      Processing and transaction expense              8,561,000     7,684,000    16,732,000    14,703,000
      Other operating costs                           1,410,000     1,323,000     2,743,000     2,663,000
      Research and development expense                  469,000       344,000       917,000       727,000
      Selling, general and administrative expenses    2,643,000     1,926,000     5,364,000     3,654,000
                                                    ------------  ------------  ------------  ------------

                                                     13,083,000    11,277,000    25,756,000    21,747,000
                                                    ------------  ------------  ------------  ------------

Income from operations                                  238,000       706,000       325,000     1,719,000

Interest income                                          30,000        17,000        58,000        30,000
Interest expense                                        (30,000)      (59,000)      (58,000)     (115,000)
Gain on sale of building                                    -0-     1,319,000           -0-     1,319,000
                                                    ------------  ------------  ------------  ------------

Income before provision for income taxes                238,000     1,983,000       325,000     2,953,000
Provision for income taxes                              (94,000)     (777,000)     (129,000)   (1,158,000)
                                                    ------------  ------------  ------------  ------------

Net income                                          $   144,000   $ 1,206,000   $   196,000   $ 1,795,000
                                                    ============  ============  ============  ============

Basic net earnings per share                        $      0.02   $      0.19   $      0.03   $      0.29
                                                    ============  ============  ============  ============
Diluted net earnings per share                      $      0.02   $      0.17   $      0.03   $      0.26
                                                    ============  ============  ============  ============

Weighted average shares outstanding
      Basic                                           6,469,645     6,340,018     6,448,242     6,260,963
                                                    ============  ============  ============  ============
      Diluted                                         6,946,036     7,006,689     6,931,745     6,779,909
                                                    ============  ============  ============  ============

                       See accompanying notes to consolidated financial statements.

                        ELECTRONIC  CLEARING  HOUSE,  INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                 SIX MONTHS
                                                               ENDED MARCH 31,
                                                         --------------------------
                                                             2005          2004
                                                         ------------  ------------
Cash flows from operating activities:
  Net income                                             $   196,000   $ 1,795,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Gain on sale of building                                       -0-    (1,319,000)
  Depreciation                                               352,000       269,000
  Amortization of software and other assets                  808,000       681,000
  Provision for losses on accounts and notes receivable       13,000        38,000
  Deferred income taxes                                       65,000     1,158,000
  Stock option compensation                                    8,000        17,000
  Tax benefit from exercise of stock option                   61,000           -0-
Changes in assets and liabilities:
  Restricted cash                                            (97,000)     (284,000)
  Settlement deposits                                     (1,139,000)     (638,000)
  Accounts receivable                                       (144,000)     (396,000)
  Settlement receivable                                     (456,000)      288,000
  Accounts payable                                            (8,000)     (502,000)
  Settlement payable                                       1,592,000       371,000
  Deferred income                                                -0-        69,000
  Accrued expenses                                           (47,000)      (98,000)
  Prepaid expenses                                           (14,000)      (29,000)
                                                         ------------  ------------

  Net cash provided by operating activities                1,190,000     1,420,000
                                                         ------------  ------------

Cash flows from investing activities:
  Other assets                                                 3,000         8,000
  Purchase of equipment                                     (470,000)     (332,000)
  Proceeds from sale of building                                 -0-     2,233,000
  Purchased and capitalized software                      (1,921,000)   (1,565,000)
                                                         ------------  ------------

 Net cash (used in) provided by investing activities      (2,388,000)      344,000
                                                         ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                    400,000       811,000
  Repayment of notes payable                                (223,000)   (1,742,000)
  Repayment of capitalized leases                           (269,000)     (321,000)
  Proceeds from private placement of common stock                -0-     2,693,000
  Proceeds from exercise of stock options                    294,000        57,000
                                                         ------------  ------------

  Net cash provided by financing activities                  202,000     1,498,000
                                                         ------------  ------------

Net (decrease) increase in cash                             (996,000)    3,262,000
Cash and cash equivalents at beginning of period           7,576,000     2,908,000
                                                         ------------  ------------

Cash and cash equivalents at end of period               $ 6,580,000   $ 6,170,000
                                                         ============  ============

          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of March 31, 2005, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2005.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentations. Beginning with the first fiscal quarter of 2005, the Company revised the way it classifies certain commission expenses paid to its independent sales agents who sell the Company's bankcard processing services to merchants. The gross commissions paid are now recorded as processing and transaction expense in the consolidated statements of operations. Previously, the commissions paid to the independent sales agents were recorded as a reduction to the revenue earned on the transaction.

For the presentation of the three and six months ended March 31, 2004, the Company has revised amounts previously reported to conform to the revised classification. None of the classification changes has an impact on the gross margin, operating income, net income, net cash flow or any element of the Company's consolidated balance sheets for all periods presented. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.

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

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation":

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                MARCH  31,              MARCH  31,
                                         ----------  -----------  ----------  -----------
                                            2005        2004         2005        2004
                                         ----------  -----------  ----------  -----------
Net income (loss), as reported           $ 144,000   $1,206,000   $ 196,000   $1,795,000

Add:  Stock-based employee
compensation expense included
in reported net income, net of
related tax effect                             -0-        5,000       5,000       10,000

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects    (136,000)     (83,000)   (264,000)    (171,000)
                                         ----------  -----------  ----------  -----------

Pro forma net income (loss)              $   8,000   $1,128,000     (63,000)  $1,634,000
                                         ==========  ===========  ==========  ===========

Net earnings (loss) per share:
  Basic - as reported                    $    0.02   $     0.19   $    0.03   $     0.29
  Basic - pro forma                      $    0.00   $     0.18   $   (0.01)  $     0.26

  Diluted - as reported                  $    0.02   $     0.17   $    0.03   $     0.26
  Diluted - pro forma                    $    0.00   $     0.16   $   (0.01)  $     0.24

NOTE  3  -  EARNINGS  PER  SHARE:
---------------------------------

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                              MARCH 31,             MARCH 31,
                                       ----------------------  ----------------------
                                          2005        2004        2005        2004
                                       ----------  ----------  ----------  ----------
Numerator:
  Net income                           $  144,000  $1,206,000  $  196,000  $1,795,000
                                       ==========  ==========  ==========  ==========

Denominator:
  Weighted average shares outstanding
   for basic earnings per share         6,469,645   6,340,018   6,448,242   6,260,963
  Effect of dilutive stock options        476,391     666,671     483,503     518,946
                                       ----------  ----------  ----------  ----------
  Adjusted weighted average shares
   outstanding for diluted earnings
   per share                            6,946,036   7,006,689   6,931,745   6,779,909
                                       ==========  ==========  ==========  ==========

Basic net earnings per share           $     0.02  $     0.19  $     0.03  $     0.29
                                       ==========  ==========  ==========  ==========

Diluted net earnings per share         $     0.02  $     0.17  $     0.03  $     0.26
                                       ==========  ==========  ==========  ==========

For the three months ended March 31, 2005 and 2004, approximately 77,500 option shares and 5,000 option shares, and for the six months ended March 31, 2005 and 2004, approximately 84,500 option shares and 42,500 option shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------------------

                  THREE MONTHS       SIX MONTHS
                 ENDED MARCH 31     ENDED MARCH 31
                -------  -------  --------  --------
                 2005     2004      2005      2004
                -------  -------  --------  --------
Cash paid for:
  Interest      $30,000  $59,000  $ 58,000  $115,000
  Income taxes    2,000      -0-   112,000     7,000

Significant non-cash transaction for the six months ended March 31, 2005 was as follows:

     -    A note was issued for $39,000 for the purchase of capital equipment.

Significant non-cash transaction for the six months ended March 31, 2004 was as follows:

     - Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.


NOTE  5  -  SEGMENT INFORMATION:
-------------------------------

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

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                        MARCH 31                    MARCH 31
                              ----------------------------  --------------------------
                                   2005           2004          2005          2004
                              --------------  ------------  ------------  ------------
Revenues:
  Bankcard and transaction
   processing                 $   9,865,000   $ 9,327,000   $19,047,000   $18,079,000
  Check-related products          3,456,000     2,656,000     7,034,000     5,387,000
                              --------------  ------------  ------------  ------------
                              $  13,321,000   $11,983,000   $26,081,000   $23,466,000
                              ==============  ============  ============  ============
Operating income:
  Bankcard and transaction
   processing                 $   1,058,000   $ 1,291,000   $ 2,390,000   $ 2,842,000
  Check-related products            264,000       237,000       905,000       649,000
  Other - corporate expenses     (1,084,000)     (822,000)   (2,970,000)   (1,772,000)
                              --------------  ------------  ------------  ------------
                              $     238,000   $   706,000   $   325,000   $ 1,719,000
                              ==============  ============  ============  ============

                                 MARCH 31     SEPTEMBER 30
                                   2005          2004
                              --------------  ------------
Total assets:
  Bankcard and transaction
   processing                 $   8,392,000   $ 8,014,000
  Check-related products         26,219,000    23,933,000
  Other                           6,761,000     7,481,000
                              --------------  ------------
                              $  41,372,000   $39,428,000
                              ==============  ============


NOTE  6  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
--------------------------------------------------------------------

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and Mastercard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants which are held by the Company's sponsoring bank to minimize the risk that chargebacks are not collectible from merchants.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2005, this potential exposure totaled approximately $365 million. At March 31, 2005, the Company, through its sponsoring bank, had approximately $86,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2005, the Company, through its sponsoring bank, had access to $9.0 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended March 31, 2005 and 2004, the Company processed approximately $280 million (2005) and $273 million (2004) of Visa and MasterCard transactions, which resulted in $1.7 million in gross chargeback activities for the three months ended March 31, 2005 and $1.9 million for the three months ended March 31, 2004. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of March 31, 2005 and 2004, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $50,000 and $53,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month period ended March 31, 2005 and 2004, the Company expensed $0 and $8,000, respectively.

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the 10 days prior to the balance sheet date. As of March 31, 2005, the Company estimates that its maximum potential dishonored check exposure was approximately $1.2 million.



For the quarters ended March 31, 2005 and 2004, the Company guaranteed approximately $9,293,000 (2005) and $4,231,000 (2004) of merchant checks, which resulted in $35,000 (2005) and $21,000 (2004) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks with image and 10-20% without image. The Company establishes a reserve for this activity based on historical and projected loss experience. As of March 31, 2005 and 2004, the reserve for check guarantee loss was $52,000 (2005) and $24,000 (2004). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

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

With  respect  to  our  check-related  products:

          - Check verification - prior to accepting a check, the merchant searches our NCN database of negative and positive check writer accounts and attempts to match a specific piece of information to determine whether the check writer has current, delinquent check-related debts;
          - Electronic check conversion - the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System's Automated Clearing House, or ACH, network. The ACH is the electronic banking network through which the vast majority of electronic fund transfers are made in the United States;
          - Check guarantee - if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us and we acquire the rights to collect the delinquent amount from the check writer;
          - Check re-presentment - we convert a merchant's returned check to an electronic ACH transaction for resubmission through the ACH network;
          - Check collection - we provide national scale collection services for a merchant or bank.

We  operate  our  services  under  the  following  brands:

          - MERCHANTAMERICA, our retail provider of payment processing services to both the merchant and community bank markets;
          - National Check Network(R), or NCN(R), our proprietary database of negative and positive check writer accounts used for back-end check verification, check authorization and check capture services, and for membership to collection agencies. Negative check writer accounts typically identify a check writer's delinquent history in the form of non-sufficient funds and other negative transactions; and
          - XPRESSCHEX(R), Inc., our registered collection agency that provides retail check verification, check conversion, ACH services, check collection and check guarantee services.

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended March 31, 2005, the bankcard and transaction processing business segment accounted for approximately 74.1% of the Company's total revenue.

Over the past several years, we have invested significant resources and management focus in our check services business. Check services revenues are based on a fixed fee per transaction or a fee based on the amount of the check for each transaction. For the quarter ended March 31, 2005, the check services business segment accounted for approximately 25.9% of the Company's total revenue. We are one of a few check processors in the nation with both an ACH engine, which gives us the ability to transfer and settle funds, and a robust check writer database (NCN), which provides a valuable service for check risk management to merchants. The NCN database includes over 20 million negative check writer records, 120 million positive records, and is generated and refreshed daily by 270 affiliated collection agencies that continually contribute to the database to enrich its depth and value.

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

XPRESSCHEX revenues are growing due to the increased use of our ACH and check conversion services, which include capturing of the necessary check data at the merchant's point of sale. The merchant could also transmit the necessary check data to us in a batch mode. We then submit the transaction electronically to the ACH for settlement. Since we provide ACH and settlement services to the merchants, all settlement funds received by us on behalf of the merchants are recorded as settlement deposit and payable, and all settlement funds paid by us in advance are recorded as settlement receivable. XPRESSCHEX also maintains an active collection agency, registered in 48 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country. This ability to provide local collection capability through one national entity is a distinctive advantage we have over other check service companies who operate centralized collection agencies and only go to local agencies as a secondary or last option.

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet), which connects to over 14,000 banks and about 5 million merchants, to electronically process checks. This program is referred to as the Visa Point-Of-Sale ("POS") Check Service. The Visa POS Check Service was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and, as of March 2005, depending on the geographic location of a merchant in the U.S., anywhere from 0% to as high as 30% of all the checking accounts are electronically connected to the Visa network through the banks that are now participating in the Visa POS Check Service.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa POS Check Service to its merchants, it chooses a Third-Party Processor from the certified providers and we have been chosen by approximately 90% of the banks in the program to date.

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

During the third quarter of fiscal 2003, a major national retail merchant with approximately 3,000 storefronts initiated the Visa POS Check Service program in all of its stores nationwide. We are the Third-Party Processor in this Visa POS relationship. As of March 31, 2005, this retail merchant was the largest merchant in the Visa POS Check Service program, measured by the volume of transactions initiated by the merchant and, in January of 2005, the bank that sponsored this merchant into the Visa POS Check Service program announced that they had secured an agreement with the merchant to continue through 2005.

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

As the Visa POS Check Service program continues to grow, new enhancements are requested. These include enhanced fraud detection, check guarantee, decline reversal techniques, and accelerated program set-up, to name a few, and the Company's strategy is to focus on providing these types of enhancements to the program. As the market gains acceptance of the Visa POS Check Service, it is expected that this will create a new marketing channel for us to cross-sell our other check products such as electronic check re-presentment, check guarantee, and collections to the Visa member banks participating in the Visa POS Check Service program.

We also have a strategy to bundle all of our services and market them to smaller regional and community banks under what we call our Agent Bank Program. We are providing a solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's MERCHANTAMERICA product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, our program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide. To date, 21 banks have enlisted in the program and the program is showing signs of continued growth for the balance of the year.

SALES  AND  MARKETING
As a result of the growing interest in the Visa POS Check Service, we plan to hire more sales staff to aggressively promote the Visa POS Check Service during the balance of this year. We sell our bankcard and check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), our own internal sales force and direct merchant referrals by existing merchants. Approximately 20% of our new accounts have historically been generated through the authorized resellers of our products and services. We also offer merchant services through a direct online sales channel, MERCHANTAMERICA. We have developed a comprehensive marketing plan to promote the MERCHANTAMERICA brand name and this marketing plan was officially rolled out in January 2005, including through our first regional merchant directory in San Diego. We are still in the process of evaluating the results of this marketing campaign.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2005
--------------------------------------

Financial highlights for the second quarter of fiscal 2005 as compared to the same period last year were as follows:

--Total  revenue  increased  11.2%  to  $13.3  million

--Gross margin from processing and transaction revenue was 35.4% for the current quarter as compared to 35.6% for the same prior year period

--Diluted  EPS  of  $0.02  as  compared  to  diluted  EPS  of  $0.17

--Bankcard  and  transaction  processing  revenue increased 5.8% to $9.9 million

--Check-related  revenue  increased  30.1%  to  $3.4  million

--ACH  transactions  processed  increased  41.6%  to  7.7  million  transactions

REVENUE. Total revenue increased 11.2% to $13,321,000 for the three months ended March 31, 2005, from $11,983,000 for the same period last year. The increase can be primarily attributed to the 5.8% growth in bankcard processing revenue and 30.1% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from other marketing initiatives.

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

Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, commission expense, and communication expense, increased from $7,684,000 in the second fiscal quarter of 2004 to $8,561,000 in the quarter ended March 31, 2005, a 11.4% increase. The increase was directly attributable to the 11.2% increase in revenue for the current quarter and the increase in commission expense.

Gross margin from processing and transaction services remained relatively constant at 35.4% for the current quarter as compared to 35.6% for the same period last year. This slight decrease was due to the higher commission expense which was offset by the relatively fixed data center processing costs.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased 6.6%, from $1,323,000 in the second quarter of 2004 to $1,410,000 for the current fiscal quarter as a result of the increase in personnel costs.

Research and development expense increased from $344,000 in the prior year quarter to $469,000 in the quarter ended March 31, 2005. Research and development initiatives are critical in order for us to maintain the technological advantages over some of our competitors and to strengthen our infrastructure due to growth. We have been investing in several major software development projects over the past few years. Several of these projects are in the final phase of development, and we anticipate that this level of investment will continue throughout the remainder of this fiscal year.

Selling, general and administrative expenses increased from $1,926,000 in the second fiscal quarter of 2004 to $2,643,000 for the current fiscal quarter, an increase of 37.2%. This $717,000 increase was primarily attributable to: 1)
$225,000 of legal expense primarily related to a patent litigation claim; 2) $300,000 of selling expenses in promoting the MERCHANTAMERICA San Diego campaign which was rolled out in January 2005; and 3) approximately $94,000 in professional service expenses and salaries for Sarbanes-Oxley Act Section 404 Compliance efforts currently in process. As a percentage of total revenue, selling, general and administrative expenses increased from 16.1% in the second fiscal quarter of 2004 to 19.8% in the quarter ended March 31, 2005.

OPERATING INCOME. Operating income for the quarter ended March 31, 2005 was $238,000, as compared to operating income of $706,000 in the same period last year. The decrease in operating income was primarily due to the increase in research and development expense and the selling, general and administrative expenses described above.

INTEREST EXPENSE. Net interest expense decreased from $42,000 for the prior year quarter to $0 in the current fiscal year. This was primarily due to the repayment of loans associated with the sale of the Company's prior corporate office building in March 2004.

EFFECTIVE TAX RATE. The effective tax rate for the quarter ended March 31, 2005 was 39.5% as compared to 39.2% for the prior year quarter. The statutory rate is approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 5.8%, from $9,327,000 in the second fiscal quarter 2004 to $9,865,000 for the quarter ended March 31, 2005. This revenue increase was mainly attributable to organic growth and new merchants generated from other marketing programs.

Operating income from our bankcard and transaction processing segment was $1,058,000 for the quarter ended March 31, 2005 as compared to $1,291,000 in the same period last year. This decrease in operating income was primarily attributable to the higher selling expenses related to the Merchant America San Diego marketing campaign.

Check Related Products. Check-related revenues increased from $2,656,000 for the second fiscal quarter 2004 to $3,456,000 for the current fiscal quarter, an increase of 30.1%. This was attributable to the increase in ACH processing revenue, which increased as a result of a 41.6% increase in total ACH transactions processed for a total of 7.7 million transactions in the quarter ended March 31, 2005, as compared to 5.4 million in the prior year quarter.

Check services revenue made up 25.9% of total revenues in the quarter ended March 31, 2005, as compared to 22.2% in the prior year quarter. Check-related operating income was $264,000 for the quarter ended March 31, 2005, as compared to $237,000 in the same period last year. The small increase in operating income in this business segment was primarily attributable to the 30.1% increase in revenue and offset by the increase in research and development expenses.

SIX  MONTHS  ENDED  MARCH  31,  2005  AND  2004
-----------------------------------------------

Financial highlights for the six months ended March 31, 2005, as compared to the same period last year, were as follows:

--Total  revenue  increased  11.1%  from  $23.5  million  to  $  26.1  million

--Gross  margins from processing and transaction revenue decreased from 37.0% to
  35.4%

--Diluted  EPS  of  $0.03  as  compared  to  diluted  EPS  of  $0.26

--Bankcard  and  transaction  processing revenue increased 5.4% to $19.1 million

--Bankcard  processing  volume  increased  3.6%  to  $542.2  million

--Check-related  revenue  increased  30.6%  to  $7.0  million

--ACH  transactions  processed  increased  29.0%  to  16.4  million transactions

REVENUE. Total revenue increased 11.1% to $26,081,000 for the six months ended March 31, 2005, from $23,466,000 for the same six-month period last year. This revenue increase was the result of organic growth from our existing merchants and new merchants generated from other marketing programs and from our continued focus on check services in general.

COST OF SALES. Processing-related expenses increased from $14,703,000 for the six-month period in 2004 to $16,732,000 for the same six months ended March 31, 2005, a 13.8% increase. This increase was directly attributable to the 11.1% increase in revenue. Additionally, we paid a higher commission % for this six-month period as compared to the same period last year.

Gross margin from processing and transaction services decreased to 35.4% in the current six-month period from 37.0% for the six-month period last year.

EXPENSE. Other operating costs increased from $2,663,000 for the six months ended March 31, 2004 to $2,743,000 for the six months ended March 31, 2005, an increase of 3.0%. Research and development expense increased from $727,000 in the six months ended March 31, 2004 to $917,000 in the current six-month period. We are continuing to invest in infrastructure improvement and software enhancement to remain competitive in our industry.

Selling, general and administrative expenses increased from $3,654,000 for the six months ended March 31, 2004 to $5,364,000 in the current six-month period, an increase of 46.8%. This increase was primarily attributable to higher legal and professional expenses and marketing expenses. As a percentage of total revenue, selling, general and administrative expenses increased from 15.6% for the six months ended March 31, 2004 to 20.6% in the current six-month period.

OPERATING INCOME. Operating income for the six months ended March 31, 2005 was $325,000, as compared to operating income of $1,719,000 for the same period last year.

INTEREST EXPENSE. Net interest expense decreased from $85,000 for the six months ended March 31, 2004, to $0 for the current six-month period.

EFFECTIVE TAX RATE. Effective tax rate for the six months ended March 31, 2005 was 39.7%, as compared to 39.2% for the six months ended March 31, 2004 and the statutory rate of approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 5.4%, from $18,079,000 for the six months ended March 31, 2004 to $19,047,000 for the current six-month period. This revenue increase was mainly attributable to a 3.6% increase in bankcard processing volume as compared to the same six-month period last year. The processing volume increase was due to our organic growth and other marketing initiatives.

The bankcard and transaction processing segment generated a gross margin of 27.7% for the six months ended March 31,

2005 as compared to 29.6% in the same period  last  year.

Check Related Products. Check-related revenues increased from $5,387,000 for the six months ended March 31, 2004 to $7,034,000 for the current six-month period, an increase of 30.6%. This was attributable to the growth in ACH revenue and the increase in other electronic check processing and collection revenue.

Check services revenue accounted for 27.0% of our total revenue for the current six-month period as compared to 23.0% in the same prior year period. Check-related operating income was $905,000 for the current six-month period as compared to $649,000 in the same period last year. The improvement in operating income was primarily attributable to the 30.6% increase in check services revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2005, we had available cash and cash equivalents of $6,580,000, restricted cash of $1,121,000 in reserve with our primary processing bank and a working capital of $7,331,000.

Accounts receivable net of allowance for doubtful accounts increased from $1,943,000 at September 30, 2004 to $2,077,000 at March 31, 2005. Allowance for
doubtful accounts mainly reserved for chargeback losses increased to $121,000 at March 31, 2005 from $111,000 at September 30, 2004.

Net cash provided by operating activities for the six months ended March 31, 2005 was $1,190,000, as compared to net cash provided by operating activities of $1,420,000 for the six months ended March 31, 2004.

Settlement receivable/payable represent amounts due to/from merchants and result from timing differences in our settlement process with those merchants. These timing differences account for the difference between the time that funds are received in our bank accounts and the time that settlement payments are made to merchants. Therefore, at any given time, settlement receivable/payable may vary and ultimately depends on the volume of transactions processed and the timing of the cut-off date. Settlement deposits represent cash deposited in our bank accounts from the merchant settlement transactions.

In the six months ended March 31, 2005, we used $470,000 for the purchase of equipment and $1,921,000 for the acquisition and capitalization of software costs. We paid off $492,000 of notes payable and capitalized lease obligations. We also had proceeds of $294,000 from stock option exercises and $400,000 from our equipment lease line.

During fiscal year 2004, we negotiated a secured $3,000,000 line of credit and a $1,000,000 equipment lease line with Bank of the West. As of March 31, 2005, we have fully utilized the $1 million equipment lease line. We have not drawn down against the $3,000,000 line of credit.

At  March  31,  2005,  we  had  the  following  cash  commitments:


                                 PAYMENT DUE BY PERIOD
                                 ----------------------

CONTRACTUAL                       LESS THAN                           AFTER
OBLIGATIONS            TOTAL       1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
-------------------  ----------  ----------  ----------  ----------  --------
Long-term debt
 including interest  $1,231,000  $  456,000  $  566,000  $  209,000  $    -0-

Capital lease
 obligations            442,000     311,000     116,000      15,000       -0-

Operating leases      1,755,000     534,000     989,000     232,000       -0-
                     ----------  ----------  ----------  ----------  --------

Total contractual
 cash obligations    $3,428,000  $1,301,000  $1,671,000  $  456,000  $    -0-
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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of March 31, 2005, we maintained a dedicated chargeback reserve of $697,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $9.0 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2005, this potential exposure totaled approximately $365 million. At March 31, 2005, the Company, through its sponsoring bank, had approximately $86,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2005, the Company, through its sponsoring bank, had access to $9.0 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended March 31, 2005 and 2004, the Company processed approximately $280 million (2005) and $273 million (2004) of Visa and MasterCard transactions, which resulted in $1.7 million in gross chargeback activities for the three months ended March 31, 2005 and $1.9 million for the three months ended March 31, 2004. Substantially all of these chargebacks were recovered from the merchants.

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

SECURITY  BREACHES  COULD  IMPACT  OUR  CONTINUED  OPERATIONS.

We process confidential financial information and maintain several levels of security to protect this data. Security includes card-based identification systems at our data center locations that restrict access to the specific facilities, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet. While these systems have worked effectively in the past, there can be no assurance that they will continue to operate without a security breach in the future. Depending upon the nature of the breach, the consequences of security breaches could be significant and dramatic to ECHO's continued operations.

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

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses increased from $344,000 for the quarter ended March 31, 2004 to $469,000 for the quarter ended March 31, 2005. Most of our research and development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the three months ended March 31, 2005, we have spent approximately $225,000 in legal fees and expenses defending these claims.



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

THE BUSINESS ACTIVITIES OF OUR MERCHANTS COULD AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

We provide direct and back-end bankcard and check processing services to merchants across many industries. To the extent any of these merchants conduct activities which are deemed illegal, or otherwise become involved in activities that incur civil liability from third parties, legal authorities or those third parties could attempt to pursue claims against us for aiding the activities of those merchants. While we believe that the services we provide do not directly aid in the activities of our merchants, and while we have no intent to assist any such activities, other than to provide general processing services consistent with past practice, any claims by legal authorities or third parties would require us to expend financial and management resources to address and defend such claims, the aggregate effect of which could have an adverse impact on our business and results of operations.

RISKS  ASSOCIATED  WITH  OUR  COMMON STOCK
------------------------------------------

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

While management believes that our cash flow from operations together with cash on hand and our established lines of credit will be sufficient to meet our current working capital and other commitments, our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. If we choose to execute on these business strategies, to properly fund these strategies and our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

Our rights agreement, as amended, our ability to issue additional shares of preferred stock and some provisions of our articles of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. We also have staggered three-year terms for our directors. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.



OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended March 31, 2005, the market price of our common stock has been as high as $9.22 and as low as $7.99. Additionally, over the course of the year ended September 30, 2004, the market price of our common stock was as high as $13.06 and as low as $6.15. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $1,000,000 equipment lease line which was fully utilized as of March 31, 2005. A hypothetical 1% interest rate change would have no material impact on our results of operations.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of March 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

During the quarter ended March 31, 2005, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

We are involved in various legal matters arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either our results of operations or financial position.

In August 2003, one of our independent sales organizations filed a breach of contract arbitration claim against us in Los Angeles, California. The dispute involved a disagreement related to the manner in which commissions were to be calculated under the agreement. The agreement with the ISO required binding arbitration of all disputes arising under the agreement. The arbitration proceedings occurred in December 2004. In January 2005, the arbitration panel overseeing the dispute awarded the independent sales organization $501,000, which exceeded our previous accrual of $300,000 at September 30, 2004. In addition to this award amount, we paid arbitration fees and legal fees (on behalf of the independent sales organization) equal to $135,000 in the aggregate.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

We held our Annual Meeting of Stockholders on February 7, 2005. At the Annual Meeting, there were 6,472,331 shares of Common Stock entitled to vote, and 5,539,735 (85.59%) were represented at the meeting in person or by proxy. Immediately prior to and following the Annual Meeting, the Board of Directors was comprised of Herbert L. Lucas, Jr., Carl R. Terzian, Aristides W. Georgantas, Richard D. Field and Joel M. Barry.

The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1. Proposal to elect Messrs. Joel M. Barry and Aristides W. Georgantas to serve as our Class III directors for three years and until their successors have been elected and qualified.


       Director                    For     Withheld
       ---------                ---------  --------

       Joel M. Barry            5,429,918   109,817
       Aristides W. Georgantas  5,503,358    36,377


2. Proposal to approve the Amended and Restated 2003 Incentive Stock Option Plan (amending and restating our then existing 2003 Incentive Stock Option Plan) which, among other matters, (i) increased the maximum number of shares of common stock that may be issued pursuant to awards granted under the plan from 900,000 to 1,150,000, and (ii) permitted the grant of restricted stock under the plan.


           For     Against  Abstain  Broker Non-Votes
       ----------  -------  -------  ----------------

       1,996,742  744,799  163,771         2,634,423

3. Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending September 30, 2005.

           For     Against  Abstain  Broker Non-Votes
       ----------  -------  -------  ----------------

       5,507,383    20,719   11,633               -0-

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

(a)       Exhibits:

31.1      Certification  of  Joel  M.  Barry,  Chief  Executive  Officer  of the
          Registrant, dated May 12, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated May 12, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated May 12, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated May 12, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports  on  Form  8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2005:

Date  of  Filing         Item  Reported
----------------         --------------

February 1, 2005         On  January  28, 2005, the Registrant issued a press
                         release providing an update regarding its anticipated fiscal year 2005 expenses in connection with both compliance under Section 404 of the Sarbanes-Oxley Act and various legal matters.

February 10, 2005        On February 10, 2005, the Registrant issued a press
                         release announcing its financial results for the quarter ended December 31, 2004.

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





                                            ELECTRONIC  CLEARING  HOUSE,  INC.
                                            ----------------------------------
                                                       (Registrant)



Date:  May 12, 2005                      By:    \s\  Alice  Cheung
                                            ----------------------------------
                                               Alice Cheung, Treasurer and
                                                Chief Financial Officer