Form 10-Q
period 2005-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2005-08-12
CIK 721773

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X]  Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the Securities
     Exchange  Act  of  1934 FOR  THE  PERIOD  ENDED  JUNE  30,  2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        COMMISSION FILE NUMBER: 0-15245
                        -------------------------------

                                [GRAPHIC OMITTED]
                                      ECHO
                            Electronic Clearing House


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

           TELEPHONE NUMBER (805) 419-8700, FAX NUMBER (805) 419-8682
                                WWW.ECHO-INC.COM
     (Registrant's telephone number, fax number, including area code; web site address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes [X]                   No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes [ ]                   No [X]

     As of July 26, 2005, there were 6,555,981 shares of the Registrant's Common Stock outstanding.

================================================================================

                         ELECTRONIC CLEARING HOUSE, INC.

                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION


                                                                     Page No.
                                                                     --------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


         Consolidated Balance Sheets                                        3
           June 30, 2005 and September 30, 2004


         Consolidated Statements of Operations                              4
           Three months and nine months ended
           June 30, 2005 and 2004


         Consolidated Statements of Cash Flows                              5
           Nine months ended June 30, 2005 and 2004


         Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of                           11
           Financial Condition and Results of
           Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

Item 4.  Controls and Procedures                                           23



         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

         Signatures                                                        25

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                               ELECTRONIC CLEARING HOUSE, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)

                                           ASSETS
                                                                 JUNE 30,     SEPTEMBER 30,
                                                                   2005           2004
                                                               ------------  ---------------
Current assets:
  Cash and cash equivalents                                    $ 6,800,000   $    7,576,000
  Restricted cash                                                1,225,000        1,024,000
  Settlement deposits                                           18,472,000       18,282,000
  Settlement receivable less allowance of $25,000 and $22,000      835,000          451,000
  Accounts receivable less allowance of $126,000 and $111,000    2,092,000        1,943,000
  Prepaid expenses and other assets                                393,000          368,000
  Deferred tax asset                                               148,000          279,000
                                                               ------------  ---------------
    Total current assets                                        29,965,000       29,923,000

Noncurrent assets:
  Property and equipment, net                                    2,397,000        2,293,000
  Software, net                                                  8,510,000        6,844,000
  Other assets, net                                                304,000          368,000
                                                               ------------  ---------------

    Total assets                                               $41,176,000   $   39,428,000
                                                               ============  ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt
  and capital leases                                           $   552,000   $      878,000
  Accounts payable                                                 358,000          305,000
  Settlement payable                                            19,519,000       18,733,000
  Accrued expenses                                               1,979,000        2,003,000
                                                               ------------  ---------------
    Total current liabilities                                   22,408,000       21,919,000

Noncurrent liabilities:
  Long-term debt and capital leases                                766,000          704,000
  Deferred tax liability                                           714,000          565,000
                                                               ------------  ---------------
    Total liabilities                                           23,888,000       23,188,000
                                                               ------------  ---------------

Commitments and contingencies - see Note 7

Stockholders' equity:
  Common stock, $0.01 par value, 36,000,000 authorized:
  6,554,481 and 6,451,331 shares issued; 6,516,212 and
  6,413,062 shares outstanding                                      65,000           64,000
  Additional paid-in capital                                    25,076,000       24,658,000
  Accumulated deficit                                           (7,387,000)      (8,016,000)
  Less treasury stock at cost, 38,269 common shares               (466,000)        (466,000)
                                                               ------------  ---------------
    Total stockholders' equity                                  17,288,000       16,240,000
                                                               ------------  ---------------

    Total liabilities and stockholders' equity                 $41,176,000   $   39,428,000
                                                               ============  ===============

                See accompanying notes to consolidated financial statements.

                                   ELECTRONIC CLEARING HOUSE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                       THREE  MONTHS,              NINE  MONTHS
                                                      ENDED  JUNE  30            ENDED  JUNE  30,
                                                --------------------------  --------------------------
                                                    2005          2004          2005          2004
                                                ------------  ------------  ------------  ------------
REVENUE:                                        $14,281,000   $12,356,000   $40,362,000   $35,822,000

COSTS AND EXPENSES:
  Processing and transaction expense              9,051,000     7,791,000    25,783,000    22,494,000
  Other operating costs                           1,493,000     1,240,000     4,236,000     3,903,000
  Research and development expense                  354,000       363,000     1,271,000     1,090,000
  Selling, general and administrative expenses    2,680,000     1,880,000     8,044,000     5,534,000
                                              ------------  ------------  ------------  ------------

                                                 13,578,000    11,274,000    39,334,000    33,021,000
                                                ------------  ------------  ------------  ------------

Income from operations                              703,000     1,082,000     1,028,000     2,801,000
Interest income                                      37,000        19,000        95,000        49,000
Interest expense                                    (29,000)      (31,000)      (87,000)     (146,000)
Gain on sale of building                                 -0-           -0-           -0-    1,319,000
                                                ------------  ------------  ------------  ------------

Income before provision for income taxes            711,000     1,070,000     1,036,000     4,023,000

Provision  for income taxes                        (278,000)     (419,000)     (407,000)   (1,577,000)
                                                ------------  ------------  ------------  ------------

Net income                                      $   433,000   $   651,000   $   629,000   $ 2,446,000
                                                ============  ============  ============  ============

Basic net earnings per share                    $      0.07   $      0.10   $      0.10   $      0.39
                                                ============  ============  ============  ============

Diluted net earnings per share                  $      0.06   $      0.09   $      0.09   $      0.35
                                                ============  ============  ============  ============

Weighted average shares outstanding
  Basic                                           6,512,411     6,347,919     6,469,632     6,289,843
                                                ============  ============  ============  ============
  Diluted                                         6,942,122     6,977,897     6,956,111     6,890,389
                                                ============  ============  ============  ============

                    See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS
                                                            ENDED JUNE 30,
                                                     --------------------------
                                                         2005          2004
                                                     ------------  ------------
Cash flows from operating activities:
  Net income                                         $   629,000   $ 2,446,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on sale of building                                  -0-   (1,319,000)
    Depreciation                                         558,000       446,000
    Amortization of software                           1,258,000     1,061,000
    Provision for losses on accounts receivable           31,000        84,000
    Deferred income taxes                                280,000     1,561,000
    Stock option compensation                              8,000        25,000
    Tax benefit from exercise of stock option             82,000            -0-
  Changes in assets and liabilities:
    Restricted cash                                     (201,000)      (65,000)
    Settlement deposits                                 (190,000)   (5,120,000)
    Accounts receivable                                 (177,000)      (82,000)
    Settlement receivable                               (387,000)      219,000
    Accounts payable                                      53,000      (455,000)
    Settlement payable                                   786,000     4,891,000
    Accrued expenses                                     (24,000)      165,000
    Prepaid expenses and other assets                    (25,000)       68,000
                                                     ------------  ------------

    Net cash provided by operating activities          2,681,000     3,925,000
                                                     ------------  ------------

Cash flows from investing activities:
    Other assets                                          36,000        17,000
    Purchase of equipment                               (623,000)     (398,000)
    Proceed from sale of building                            -0-     2,233,000
    Purchased and capitalized software                (2,896,000)   (2,554,000)
                                                     ------------  ------------
    Net cash used in investing activities             (3,483,000)     (702,000)
                                                     ------------  ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable              400,000       811,000
    Repayment of notes payable                          (330,000)   (1,827,000)
    Repayment of capitalized leases                     (373,000)     (476,000)
    Proceeds from private placement of common stock          -0-     2,693,000
    Proceeds from exercise of stock options              329,000       131,000
                                                     ------------  ------------

    Net cash provided by financing activities             26,000     1,332,000
                                                     ------------  ------------

Net (decrease) increase in cash                         (776,000)    4,555,000
Cash and cash equivalents at beginning of period       7,576,000     2,908,000
                                                     ------------  ------------

Cash and cash equivalents at end of period           $ 6,800,000   $ 7,463,000
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                         ELECTRONIC CLEARING HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

The accompanying consolidated financial statements as of June 30, 2005, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2005.

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

For the presentation of the three and nine months ended June 30, 2004, the Company has revised amounts previously reported to conform to the revised classification. None of the classification changes has an impact on the gross margin, operating income, net income, net cash flow or any element of the Company's consolidated balance sheets for all periods presented. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.

NOTE  2  -  NEW  ACCOUNTING  PRONOUNCEMENT:
------------------------------------------

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment. This statement will eliminate the ability to account for share-based compensation transactions using APB 25, Accounting for Stock Issued to Employees, and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required. The Company is in the process of evaluating the impact on the Company's consolidated financial statements. In April 2005, the SEC amended the adoption date of SFAS 123R making it effective with the Company's first fiscal quarter of 2006.

NOTE  3  -  STOCK-BASED  COMPENSATION:
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

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation":

-------------------

                                            THREE  MONTHS           NINE  MONTHS
                                           ENDED  JUNE  30,       ENDED  JUNE  30,
                                       ----------------------  -----------------------
                                          2005        2004        2005        2004
                                       ----------  ----------  ----------  -----------
Net income, as reported                $ 433,000   $ 651,000   $ 629,000   $2,446,000

Add: Stock-based employee
compensation expense included
in reported net income net of
related tax effect                            -0-      5,000       5,000       15,000

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax effect   (133,000)   (104,000)   (399,000)    (292,000)
                                       ----------  ----------  ----------  -----------

Pro forma net income                   $ 300,000   $ 552,000   $ 235,000   $2,169,000
                                       ==========  ==========  ==========  ===========

Net earnings per share:
  Basic - as reported                  $    0.07   $    0.10   $    0.10   $     0.39
  Basic - pro forma                    $    0.05   $    0.09   $    0.04   $     0.34

  Diluted - as reported                $    0.06   $    0.09   $    0.09   $     0.35
  Diluted - pro forma                  $    0.04   $    0.08   $    0.03   $     0.31

NOTE  4  -  EARNINGS  PER  SHARE:
---------------------------------

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

                                             THREE MONTHS           NINE MONTHS
                                            ENDED JUNE 30,         ENDED JUNE 30,
                                       ----------------------  ----------------------
                                          2005        2004        2005        2004
                                       ----------  ----------  ----------  ----------
Numerator:
  Net income                           $  433,000  $  651,000  $  629,000  $2,446,000
                                       ==========  ==========  ==========  ==========

Denominator:
  Weighted average shares outstanding
    for basic earnings per share        6,512,411   6,347,919   6,469,632   6,289,843
  Effect of dilutive stock options        429,711     629,978     486,479     600,546
                                       ----------  ----------  ----------  ----------
  Adjusted weighted average shares
    outstanding for diluted earnings
    per share                           6,942,122   6,977,897   6,956,111   6,890,389
                                       ==========  ==========  ==========  ==========

Basic net earnings per share:          $     0.07  $     0.10  $     0.10  $     0.39
                                       ==========  ==========  ==========  ==========

Diluted net earnings per share:        $     0.06  $     0.09  $     0.09  $     0.35
                                       ==========  ==========  ==========  ==========

-------------------

For the three months ended June 30, 2005 and 2004, approximately 79,500 option shares and 42,500 option shares, and for the nine months ended June 30, 2005 and 2004, approximately 79,500 option shares and 42,500 option shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  5  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------------------

                  THREE MONTHS        NINE MONTHS
                 ENDED JUNE 30,     ENDED JUNE 30,
                ----------------  ------------------
                 2005     2004      2005      2004
                -------  -------  --------  --------
Cash paid for:
  Interest      $29,000  $31,000  $ 87,000  $146,000
  Income taxes   42,000    1,000   154,000     8,000

Significant non-cash transaction for the nine months ended June 30, 2005 was as follows:

-    A  note  was  issued  for  $39,000  for  the purchase of capital equipment.

Significant non-cash transaction for the nine months ended June 30, 2004 was as follows:

- Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.

NOTE  6  -  SEGMENT  INFORMATION:
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

                                     THREE MONTHS                NINE MONTHS
                                    ENDED JUNE 30,              ENDED JUNE 30,
                              --------------------------  --------------------------
                                  2005          2004          2005          2004
                              ------------  ------------  ------------  ------------
Revenues:
  Bankcard and transaction
    processing                $10,579,000   $ 9,519,000   $29,626,000   $27,598,000
  Check-related products        3,702,000     2,837,000    10,736,000     8,224,000
                              ------------  ------------  ------------  ------------
                              $14,281,000   $12,356,000   $40,362,000   $35,822,000
                              ============  ============  ============  ============

Operating income:
  Bankcard and transaction
    processing                $ 1,651,000   $ 1,564,000   $ 4,233,000   $ 4,406,000
  Check-related products          624,000       463,000     1,577,000     1,112,000
  Other - Corporate expenses   (1,572,000)     (945,000)   (4,782,000)   (2,717,000)
                              ------------  ------------  ------------  ------------
                              $   703,000   $ 1,082,000   $ 1,028,000   $ 2,801,000
                              ============  ============  ============  ============

-------------------

                              JUNE 30,    SEPTEMBER 30,
                                2005          2004
                            -----------   -------------
Total assets:
  Bankcard and transaction
    processing              $ 8,696,000   $   8,014,000
  Check-related products     25,995,000      23,933,000
  Other - Corporate           6,485,000       7,481,000
                            -----------   -------------
                            $41,176,000   $  39,428,000
                            ===========   =============

NOTE  7  -  COMMITMENTS,  CONTINGENT  LIABILITIES,  AND  GUARANTEES:
--------------------------------------------------------------------

The Company currently relies on a cooperative relationship with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of "chargeback" losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants which are held by the Company's sponsoring bank to minimize the risk that chargebacks are not collectible from merchants.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2005, this potential exposure totaled approximately $403 million. At June 30, 2005, the Company, through its sponsoring bank, had approximately $91,000 of unresolved chargebacks that were in the process of resolution. At June 30, 2005, the Company, through its sponsoring bank, had access to $10.6 million in merchant deposits to cover any potential chargeback losses.

For the three month period ended June 30, 2005 and 2004, the Company processed approximately $300 million (2005) and $265 million (2004) of Visa and MasterCard transactions, which resulted in $1.9 million in gross chargeback activities for the three months ended June 30, 2005 and $2 million for the three months ended June 30, 2004. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of June 30, 2005 and 2004, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $58,000 and $157,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three month period ended June 30, 2005 and 2004, the Company expensed $7,000 and $21,000, respectively.

-------------------

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the 10 days prior to the balance sheet date. As of June 30, 2005, the Company estimates that its maximum potential dishonored check exposure was approximately $1.6 million.

For the quarters ended June 30, 2005 and 2004, the Company guaranteed approximately $12,039,000 (2005) and $5,616,000 (2004) of merchant checks, which resulted in $47,000 (2005) and $29,000 (2004) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. Based on its actual collection experience, the Company collects approximately 50-60% of the total dishonored checks with image and 10-20% without image. The Company establishes a reserve for this activity based on historical and projected loss experience. As of June 30, 2005 and 2004, the reserve for check guarantee loss was $86,000 (2005) and $40,000
(2004). The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE  8  -  LITIGATION:
-----------------------

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. ("LML"), filed a patent infringement claim against the Company, our subsidiary, XPRESSCHEX, Inc. and others, relating with respect to the Company and its subsidiary, to the alleged infringement by the Company's check conversion processes of three patents held by LML. The suit was filed in the U.S. District Court for the District of Delaware. LML seeks an undisclosed amount of damages in connection with the alleged infringement. In July 2005, the parties completed their respective discovery procedures, with the exception of one outstanding deposition. The case remains scheduled to go to trial in April of 2006. The Company does not believe that any of its check conversion processes infringe upon any valid or enforceable patent rights of LML and intends to continue to vigorously defend its position against the claims made. In light of all the facts and circumstances, the Company's management believes that any damages award or royalty ordered against the Company, if any, would have no material impact on the Company's results of operations, financial position, or cash flows.

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

     -    Debit  and  credit  card  processing

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended June 30, 2005 and nine months ended June 30, 2005, the bankcard and transaction processing business segment accounted for approximately 74.1% and 73.4% of the Company's total revenue, respectively.

Over the past several years, we have invested significant resources and management focus in our check services business. Check services revenues are primarily based on a fixed fee per transaction or a discount fee based on the amount of the check for each transaction. For the quarter ended June 30, 2005 and nine months ended June 30, 2005, the check services business segment accounted for approximately 25.9% and 26.6% of the Company's total revenue, respectively. We are one of a few check processors in the nation with both an ACH engine, which gives us the ability to transfer and settle funds using the Automated Clearing House, and a robust check writer database (NCN), which provides a valuable risk management service for merchants who accept checks.

NCN provides an ongoing revenue stream as collection agencies, major national merchants, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and loss experience in accepting checks as a form of payment. Our NCN database is one of only four major check databases that serve merchants on a national level.

XPRESSCHEX revenues are growing due to the increased usage of our ACH and check conversion services which include capturing of the necessary check data at the merchant's point of sale. The merchant could also transmit the necessary check data to us in a batch mode. We then submit the transaction electronically to the ACH for settlement. Since we provide ACH and settlement services to the merchants, all settlement funds received by us on behalf of the merchants are recorded as settlement deposit and payable, and all settlement funds paid by us in advance are recorded as settlement receivable. XPRESSCHEX also maintains an active collection agency, registered in over 40 states, that serves primarily as a referral agent to select NCN members that are collection agencies and are located in various regions of the country.

In 2000, Visa U.S.A. announced its intention to utilize its processing network (VisaNet), which connects to over 14,000 banks and about 5 million merchants, to electronically process checks. This program is referred to as the Visa Point-Of-Sale ("POS") Check Service. The Visa POS Check Service was offered as a pilot program by Visa to its member banks from December 2000 to December 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer's bank account balance possible when checks drawn on these select banks were processed. In December 2002, the program was officially released out of pilot and, as of June 2005, depending on the geographic location of a merchant in the U.S., anywhere from 0% to as high as 30% of all the checking accounts are electronically connected to the Visa network through the banks that are now participating in the Visa POS Check Service.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written has a match in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa POS Check Service to its merchants, it chooses a Third-Party Processor from the certified providers. We are currently processing approximately 68% of the Visa POS volume as a Third-Party Processor.

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

We derive transaction revenue in our role as a Third-Party Processor and/or Acquirer Processor by negotiating a transaction fee with Visa and/or the bank that choose us as its Third-Party Processor and/or Acquirer Processor. This transaction fee ranges from $0.05 to $0.09 per transaction. The party that sells the service to the merchant (usually the bank) enjoys the largest mark-up on the product, offering the service in the range of $0.30 to $0.60 per check, with external cost in the $0.12 to $0.20 range, depending on what the bank negotiates with Visa and any other third-party providers.

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

We have a strategy to bundle all of our services and market them to smaller regional and community banks under what we call our Agent Bank program. We are providing a solution to allow smaller banks to offer a full spectrum of bankcard and check processing services to their customer base using ECHO's MERCHANTAMERICA product offering. The program is being sold at a low incremental cost to ECHO and still provides a better priced and a more integrated product offering to small banks than they can currently receive from other providers. Most significantly, our program allows the banks to retain ownership of their merchants, which provides both stability and economic benefits to the bank that other programs generally do not provide. To date, 21 banks have enlisted in the program and the program is showing signs of continued growth for the balance of the year.

We also plan to grow our check services business by aggressively cross-selling to our credit card customers and continuing to train the sales teams and associates of Visa member banks on the many benefits the Visa POS Check Service program provides to merchants.

SALES  AND  MARKETING

We sell our bankcard and or check services through several marketing channels, including independent sales organizations (i.e, authorized resellers of our products and services), our own internal sales force and direct merchant referrals by existing merchants. Overall, the Company dedicates approximately 20 employees to sales related activities. During the quarter ended June 30, 2005, we hired several highly experienced sales staff. Some of the new sales staff will focus on selling our check services directly to the merchants and some will focus on our Agent Bank program.

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

We believe we are in the top 50 credit card processors in the nation based upon total annual volume processed and in the top 10 based upon the extent of our authorization and settlement capture abilities. We believe we are in the top four check processors in the nation of check verification and conversion transactions. Many of our competitors have much greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Many competitors also have economies of scale cost advantages over ECHO due to their high processing volumes that may make it difficult for ECHO to compete. Our competitors also have the financial resources to offer services to large merchants at a lower rate than us in order to gain market share. We believe that our success will depend upon our ability to continuously develop new products and services and to enhance our current products and to introduce them promptly into the market.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2005
-------------------------------------

Financial highlights for the third quarter of fiscal 2005 as compared to the same period last year were as follows:

--Total  revenue  increased  15.6%  to  $14.3  million

--Gross margin from processing and transaction revenue was 36.3% for the current quarter as compared to 36.5% for the same prior year period

--Diluted  EPS  of  $0.06  as  compared  to  diluted  EPS  of  $0.09

--Bankcard  and  transaction processing revenue increased 11.1% to $10.6 million

--Check-related  revenue  increased  30.5%  to  $3.7  million

--ACH  transactions  processed  increased  29.5%  to  7.9  million  transactions

REVENUE. Total revenue increased 15.6% to $14,281,000 for the three months ended June 30, 2005, from $12,356,000 for the same period last year. The increase can be primarily attributed to the 11.1% growth in bankcard processing revenue and 30.5% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from other marketing initiatives.

COST OF SALES. A major portion of our bankcard processing expense is fixed as a percentage of the total processing volume, which is calculated by the total dollar value processed, with the remaining costs based on the number of transactions processed. A major component of the Company's bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, amortization of software development expense, commission expense, and communication expense, increased from $7,791,000 in the third fiscal quarter of 2004 to $9,051,000 in the quarter ended June 30, 2005, a 16.2% increase. The increase was directly attributable to the 15.6% increase in revenue for the current quarter and an $83,000 increase in amortization of software development and a $277,000 increase in commission expense.

Gross margin from processing and transaction services remained relatively constant at 36.3% for the current quarter as compared to 36.5% for the same period last year. This slight decrease was due to the higher commission expense which was offset by the relatively fixed processing costs such as equipment depreciation expense and data line costs.

EXPENSE. Other operating costs such as personnel costs, telephone and depreciation expenses increased 20.4%, from $1,240,000 in the third quarter of 2004 to $1,493,000 for the current fiscal quarter as a result of the $159,000 increase in personnel costs due to higher volume in customer support costs.

Research and development expense remained relatively constant for the quarter ended June 30, 2005 at $354,000 as compared to $363,000 for same period last year. Research and development initiatives are critical in order for us to maintain the technological advantages over our competitors and to strengthen our infrastructure due to growth. We have been investing in several major software development projects over the past few years. Several of these projects are in the final phase of development and are scheduled to begin deployment in early 2006. Some of the projects were placed into production this quarter. We anticipate that this level of investment will continue throughout the remainder of this year.

Selling, general and administrative expenses increased from $1,880,000 in the third fiscal quarter of 2004 to $2,680,000 for the current fiscal quarter, an increase of 42.6%. This $800,000 increase was primarily attributable to: 1) $518,000 of legal expense primarily related to a patent litigation claim; and 2) approximately $100,000 in one-time professional service expenses. As a percentage of total revenue, selling, general and administrative expenses increased from 15.2% in the third fiscal quarter of 2004 to 18.8% in the quarter ended June 30, 2005. As a result of the completion of the discovery and deposition phase of a patent lawsuit in July 2005, we anticipate that legal expense related to this case should decrease for the second half of calendar 2005 until the case gets closer to trial in April 2006.

OPERATING INCOME. Operating income for the quarter ended June 30, 2005 was $703,000, as compared to operating income of $1,082,000 in the same period last year. The decrease in operating income was primarily due to the increase in selling, general and administrative expenses described above.

INTEREST. Net interest decreased from a $12,000 expense for the three months ended June 30, 2004 to an $8,000 income for the current three month period.

EFFECTIVE TAX RATE. The effective tax rate for the quarter ended June 30, 2005 was 39.1% as compared to 39.2% for the prior year quarter. The statutory rate is approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 11.1%, from $9,519,000 in the third fiscal quarter 2004 to $10,579,000 for the quarter ended June 30, 2005. This revenue increase was mainly attributable to organic growth and new merchants generated from other marketing programs.

Operating income from our bankcard and transaction processing segment was $1,651,000 for the quarter ended June 30, 2005 as compared to $1,564,000 in the same period last year. This increase in operating income was primarily attributable to the increase in revenue for this segment.

Check-Related Products. Check-related revenues increased from $2,837,000 for the third fiscal quarter 2004 to $3,702,000 for the current fiscal quarter, an increase of 30.5%. This was attributable to the increase in ACH processing which increased 29.5% in total ACH transactions processed for a total of 7.9 million transactions in the quarter ended June 30, 2005, as compared to 6 million in the prior year quarter.

Check services revenue made up 25.9% of total revenues in the quarter ended June 30, 2005, as compared to 23.0% in the prior year quarter. Check-related operating income was $624,000 for the quarter ended June 30, 2005, as compared to $463,000 in the same period last year. This increase in operating income in this business segment was primarily attributable to the 30.5% increase in revenue.

Other Corporate Expenses. Other corporate expenses increased from $945,000 for the third fiscal quarter 2004 to $1,572,000 for the current quarter, an increase of 66.3%. This increase was primarily attributable to a $518,000 increase in legal expense related to a patent lawsuit.

NINE  MONTHS  ENDED  JUNE  30,  2005  AND  2004
-----------------------------------------------

Financial highlights for the nine months ended June 30, 2005, as compared to the same period last year, were as follows:

--Total  revenue  increased  12.7%  from  $35.8  million  to  $40.4  million

--Gross  margins from processing and transaction revenue decreased from 36.8% to
  35.7%

--Diluted  EPS  of  $0.09  as  compared  to  diluted  EPS  of  $0.35

--Bankcard  and  transaction  processing revenue increased 7.3% to $29.6 million


--Bankcard  processing  volume  increased  6.7%  to  $842  million

--Check-related  revenue  increased  30.5%  to  $10.7  million

--ACH  transactions  processed  increased  29.2%  to  24.3  million transactions

REVENUE. Total revenue increased 12.7% to $40,362,000 for the nine months ended June 30, 2005, from $35,822,000 for the same nine month period last year. This revenue increase was the result of organic growth from our existing merchants and new merchants generated from other marketing programs.

COST OF SALES. Processing-related expenses increased from $22,494,000 for the nine month period in 2004 to $25,783,000 for the same nine months ended June 30, 2005, a 14.6% increase. This increase was directly attributable to the 12.7% increase in revenue. Additionally, commission expense increased $927,000 for this nine month period as compared to the same period last year.

Gross margin from processing and transaction services decreased to 35.7% in the current nine month period from 36.8% for the nine month period last year.

EXPENSE. Other operating costs increased from $3,903,000 for the nine months ended June 30, 2004 to $4,236,000 for the nine months ended June 30, 2005, an increase of 8.5%. This was a result of the increase in personnel costs to support our growth. Research and development expense increased from $1,090,000 in the nine months ended June 30, 2004 to $1,271,000 in the current nine month period. We are continuing to invest in infrastructure improvement and software enhancement to remain competitive in our industry.

Selling, general and administrative expenses increased from $5,534,000 for the nine months ended June 30, 2004 to $8,044,000 in the current nine-month period, an increase of 45.4%. This increase was primarily attributable to a $1,494,000 increase in legal and professional expenses and a $389,000 increase in salaries expense. As a percentage of total revenue, selling, general and administrative expenses increased from 15.4% for the nine months ended June 30, 2004 to 19.9% in the current nine month period.

OPERATING INCOME. Operating income for the nine months ended June 30, 2005 was $1,028,000, as compared to operating income of $2,801,000 for the same period last year.

INTEREST. Net interest decreased from a $97,000 expense for the nine months ended June 30, 2004, to an $8,000 income for the current nine-month period.

GAIN ON SALE OF BUILDING. During March 2004, we completed the sale of the building located in Agoura Hills, California, which formerly held our principal executive offices. The gain on the sale of this building was $1,319,000.

EFFECTIVE TAX RATE. Effective tax rate for the nine months ended June 30, 2005 was 39.3%, as compared to 39.2% for the nine months ended June 30, 2004 and the statutory rate of approximately 40%.

SEGMENT  RESULTS
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 7.3%, from $27,598,000 for the nine months ended June 30, 2004 to $29,626,000 for the current nine month period. This revenue increase was mainly attributable to a 6.7% increase in bankcard processing volume as compared to the same nine month period last year. The processing volume increase was due to our organic growth and other marketing initiatives.

The bankcard and transaction processing segment generated a gross margin of 27.9% for the nine months ended June 30, 2005 as compared to 29.5% in the same period last year due to higher commission expense.

Check-Related Products. Check-related revenues increased from $8,224,000 for the nine months ended June 30, 2004 to $10,736,000 for the current nine month period, an increase of 30.5%. This was attributable to the growth in ACH revenue and the increase in other electronic check processing and collection revenue.


Check services revenue accounted for 26.6% of our total revenue for the current nine month period as compared to 23.0% in the same prior year period. Check-related operating income was $1,577,000 for the current nine month period as compared to $1,112,000 in the same period last year. The improvement in operating income was primarily attributable to the 30.5% increase in check services revenue.

Other Corporate Expense. Other corporate expense increased from $2,717,000 for the nine months ended June 30, 2004 to $4,782,000 for the nine months ended June 30, 2005, an increase of 76.0%. This increase was primarily attributable to $450,000 of legal settlement and a $971,000 increase in legal and professional expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2005, we had available cash and cash equivalents of $6,800,000, restricted cash of $1,225,000 in reserve with our primary processing bank and a working capital of $7,557,000.

Accounts receivable net of allowance for doubtful accounts increased from $1,943,000 at September 30, 2004 to $2,092,000 at June 30, 2005. Allowance for
doubtful accounts mainly reserved for chargeback losses increased to $126,000 at June 30, 2005 from $111,000 at September 30, 2004.

Net cash provided by operating activities for the nine months ended June 30, 2005 was $2,681,000, as compared to net cash provided by operating activities of $3,925,000 for the nine months ended June 30, 2004. This was mainly attributable to the $1,817,000 decrease in net income.

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

In the nine months ended June 30, 2005, we used $623,000 for the purchase of equipment and $2,896,000 for the acquisition and capitalization of software costs. We paid off $703,000 of notes payable and capitalized lease obligations. We also had proceeds of $329,000 from stock option exercises and $400,000 from our equipment lease line.

As of this date, we have obtained a $3,000,000 line of credit and a $1,000,000 equipment lease line with Bank of the West. Both of these credit lines are unused.

At  June  30,  2005,  we  had  the  following  cash  commitments:

                                       PAYMENT DUE BY PERIOD
                                       ---------------------
CONTRACTUAL                       LESS  THAN                          AFTER
OBLIGATIONS           TOTAL       1  YEAR     2-3  YEARS  4-5  YEARS  5  YEARS
--------------------  ----------  ----------  ----------  ----------  ---------
Long-term debt
  including interest  $1,136,000  $  398,000  $  570,000  $  168,000  $     -0-

Capital lease
  obligations            322,000     228,000      88,000       6,000        -0-

Operating leases       1,643,000     544,000     985,000     114,000        -0-
                      ----------  ----------  ----------  ----------  ---------

Total contractual
  cash obligations    $3,101,000  $1,170,000  $1,643,000  $  288,000  $     -0-
                      ==========  ==========  ==========  ==========  =========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the $3,000,000 line of credit which has yet to be utilized.

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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through the end of 2005. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe our relationship will cause us to extend our agreement beyond 2005 on mutually agreeable terms, there can be no assurance that First Regional Bank will agree to such extension, or that we would be able to agree to such extension on terms favorable to us. Additionally, while its ability to terminate our respective relationship is cost-prohibitive, it may determine that the cost of terminating the agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate the agreement prior to its expiration. Ultimately, our failure to maintain this and our other banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of June 30, 2005, we maintained a dedicated chargeback reserve of $743,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, we had access to approximately $10.6 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2005, this potential exposure totaled approximately $403 million. At June 30, 2005, the Company, through its sponsoring bank, had approximately $91,000 of unresolved chargebacks that were in the process of resolution.

For the three-month period ended June 30, 2005 and 2004, the Company processed approximately $300 million (2005) and $265 million (2004) of Visa and MasterCard transactions, which resulted in $1.9 million in gross chargeback activities for the three months ended June 30, 2005 and $2 million for the three months ended June 30, 2004. Substantially all of these chargebacks were recovered from the merchants.

Nevertheless, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

FAILURE TO PARTICIPATE IN THE VISA POS CHECK SERVICE PROGRAM WOULD CAUSE US TO SIGNIFICANTLY SHIFT OUR OPERATING AND MARKETING STRATEGY.

We have significantly increased our infrastructure, personnel and marketing strategy to focus on the potential growth of our check services through the Visa POS Check Service program. We currently provide critical back-end infrastructure for the service, including our NCN database for verification and our access to the Federal Reserve System's Automated Clearing House for funds settlement for checks written on bank accounts with banks not participating in the program.

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

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new product introduction. Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. While we believe our small size provides us the ability to move quickly in some areas, our competitors' greater resources enables them to investigate and embrace new and emerging technologies quickly to respond to changes in customers needs, and to devote more resources to product and service development and marketing. We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenues to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

IF WE ARE UNABLE TO PROCESS SIGNIFICANTLY INCREASED VOLUME ACTIVITY, THIS COULD AFFECT OUR OPERATIONS AND WE COULD LOSE OUR COMPETITIVE POSITION.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bank card processing activity. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system's capabilities. To minimize this risk, ECHO has redesigned and upgraded its check-related processing systems and has purchased a high-end system to process bankcard activity. This system is not yet operational, and even when it becomes operational, no assurance can be given that the current systems would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in such time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position. Losses of such relationships would severely impact our results of operations and financial condition.

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

SECURITY  BREACHES  COULD  IMPACT  OUR  CONTINUED  OPERATIONS.

We process confidential financial information and maintain several levels of security to protect this data. Security includes card-based identification systems at our data center locations that restrict access to the specific facilities, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet. While these systems have worked effectively in the past, and while ECHO has secured various industry certifications regarding internal control processes that address security issues, there can be no assurance that ECHO systems will operate without a security breach in the future. Depending upon the nature of the breach, the consequences of security breaches could be significant and dramatic to ECHO's continued operations.

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

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses remained relatively constant from $363,000 for the quarter ended June 30, 2004 to $354,000 for the quarter ended June 30, 2005. Most of our research and development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We maintain errors and omissions insurance for the services we provide. While we believe the limit on our errors and omissions insurance policy is adequate and consistent with industry practice, if claims are brought by our customers or other third parties, we could be required to pay the claim or make significant expenditures to defend against such claims in amounts that exceed our current insurance coverage. There is no assurance that we will have the money to pay potential plaintiffs for such claims if they arise beyond the amounts insured by us. Making these payments could have a material adverse effect on our business.

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the three months ended June 30, 2005, we have spent approximately $518,000 in legal fees and expenses defending these claims.

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

OUR  STOCK  PRICE  HAS  BEEN  VOLATILE.

Our common stock is quoted on the NASDAQ SmallCap Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended June 30, 2005, the market price of our common stock has been as high as $10.35 and as low as $7.10. Additionally, over the course of the year ended September 30, 2004, the market price of our common stock was as high as $13.06 and as low as $6.15. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $1,000,000 equipment lease line which was fully utilized as of June 30, 2005. A hypothetical 1% interest rate change would have no material impact on our results of operations.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of June 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

We are involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. ("LML"), filed a patent infringement claim against the Company, our subsidiary, XPRESSCHEX, Inc. and others, relating to the alleged infringement by our point-of-sale check conversion processes of three patents held by LML. The suit was filed in the U.S. District Court for the District of Delaware. LML seeks an undisclosed amount of damages in connection with the alleged infringement. In July 2005, the parties completed their respective fact discovery procedures, with the exception of one outstanding deposition. The case remains scheduled to go to trial in April of 2006. We do not believe that any of our check conversion processes infringe upon any valid or enforceable patent rights of LML and intend to continue to vigorously defend our position against the claims made. In light of all the facts and circumstances, our management believes that any damages award or royalty ordered against us, if any, would have no material impact on our results of operations, financial position, or cash flows.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------


(a)       Exhibits:

31.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated August 12, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated August 12, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Joel M. Barry, Chief Executive Officer of the Registrant, dated August 12, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Alice L. Cheung, Chief Financial Officer of the Registrant, dated August 12, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports  on  Form  8-K:

Date  of  Filing        Item  Reported
----------------        --------------

May  10,  2005         On May 10, 2005,  the  Registrant issued a press release
                       Announcing  its  financial results for the quarter ended
                       March  31,  2005.


May  10,  2005         On  May  5,  2005,  the  Registrant appointed Mr. Eugene
                       Lockhart as a director of the Corporation and amended its bylaws to enable Mr.Lockhart to be appointed.

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




                                           ELECTRONIC  CLEARING  HOUSE,  INC.
                                           ----------------------------------
                                               (Registrant)


Date:  August  12,  2005                   By:  /s/  Alice  Cheung
                                              ------------------------------
                                              Alice  Cheung,  Treasurer  and
                                              Chief  Financial  Officer