Form 10-K
period 2005-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2005-12-21
CIK 721773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

 X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---    Act of 1934 for the fiscal year ended SEPTEMBER 30, 2005

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-15245
                         ------------------------------

                           ELECTRONIC CLEARING HOUSE, INC.
                (Exact name of registrant as specified in its charter)

                                [GRAPHIC OMITTED]

                  NEVADA                                93-0946274
       (State or other jurisdiction of                (IRS Employer
        incorporation or organization)              Identification No.)

 730 PASEO CAMARILLO, CAMARILLO, CALIFORNIA               93010
  (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code:(805) 419-8700, fax number: (805) 419-8682

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------          -----------------------------------------
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
            ---

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).     Yes      No  X
                                                 ---     ---

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Act).     Yes      No  X
                                                 ---     ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 31, 2005, as reported on the NASDAQ Capital Market, was approximately $51,246,840. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 12, 2005, the Registrant had outstanding 6,661,701 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                   ELECTRONIC CLEARING HOUSE, INC.
                                    2005 FORM 10-K ANNUAL REPORT


                                          TABLE OF CONTENTS
                                          -----------------

PART 1      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . 14

PART II     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  17
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . 30
ITEM 8.    Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . 30
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  30
ITEM 9A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
ITEM 9B.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

PART III    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . 31
ITEM 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
ITEM 12.   Security of Certain Beneficial Owners and Management
           and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
ITEM 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . 40
ITEM 14.   Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . 40

PART IV     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

ITEM 15.   Exhibits, Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . 41

                                     PART I



            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
            ---------------------------------------------------------

This 2005 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding our intent, belief or current expectations. Examples of forward-looking statements include statements regarding our strategy, financial performance and revenue sources. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, those set forth elsewhere in this Annual Report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ITEM 1.     BUSINESS

OVERVIEW
Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenue from two main business segments: 1) bankcard and transaction processing services ("bankcard services"), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers; and 2) check-related products ("check services"), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System's Automated Clearing House ("ACH") network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank). We operate our services under the following brands:

     - MerchantAmerica, our retail provider of all credit card, debit card and check payment processing services to both the merchant and bank markets;
     - National Check Network ("NCN"), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for check verification, check conversion capture services, and for membership to collection agencies;
     -    XPRESSCHEX,  Inc.  for  check  collection  services;  and
     -    ECHO,  for  wholesale  credit  card  and  check  processing  services.

We discuss our services in greater detail below. Overall, our ability to program and oversee the management of a merchant's point-of-sale system, provide credit card and debit card processing, provide multiple services for the processing of checks, provide both electronic and traditional collection services, and fully integrate all of these services into a single Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

We were incorporated in Nevada in December 1981. Our executive offices are located at 730 Paseo Camarillo, Camarillo, California 93010, and our telephone number is (805) 419-8700. Our common stock is traded on the NASDAQ Capital Market under the ticker symbol "ECHO." Information on our website, www.echo-inc.com, does not constitute part of this annual report.

HISTORY  OF  THE  COMPANY

ECHO has been offering bankcard and check services for over 19 years. We were incorporated in Nevada in 1981 under the name Bio Recovery Technology, Inc. and changed our name to Electronic Clearing House, Inc. with the acquisition of a credit card processing company, Electronic Financial Systems, Inc. in January 1986. In 1986, ECHO developed the capability, utilizing the Federal Reserve System's Automated Clearing House ("ACH"), a network that serves as a nationwide, wholesale electronic payment and collection system by way of transferring funds between banks via the Federal Reserve System, to deposit funds into any U.S. bank of the merchant's choice. This development made it possible for remote banks and processors to provide the same processing services previously available only through the merchant's local bank.

In 1999, ECHO acquired Magic Software Development, Inc., a check processing company located in Albuquerque, New Mexico, that serviced National Check Network ("NCN"), an association of approximately 60 affiliated collection agencies across the nation. At the time, we provided a check guarantee service that only served California merchants, but with the addition of Magic's check processing capabilities, our check guarantee services have been offered on a national basis since 1999. In fiscal 2000, Magic's corporate name was changed to XPRESSCHEX.

In November 1999, we acquired Peak Collection Services, a collection agency in Albuquerque, New Mexico, and incorporated Peak into our XPRESSCHEX operations as our Collection Division in December of 1999. The XPRESSCHEX Collection Division conducts collections on a national basis. Having a fully integrated, nationally approved collection service allows XPRESSCHEX to operate as a central check clearing facility for NCN's collection agencies without each agency having to authorize such activity.

In January 2000, we acquired Rocky Mountain Retail Systems ("RMRS") located in Boulder, Colorado, which provided a national check verification service to over 200 collection agencies across the nation. RMRS maintained a national check database of negative and positive check writer records.

In December 2000, we signed an agreement with Visa U.S.A. to participate in a point-of-sale check processing pilot program as both an "Acquirer Processor" (a role that accepts transactions from a merchant's point-of-sale terminal and reformats them for submission to the Visa network) and as a "Third-Party Processor" (a role that approves or declines checks written on accounts of banks not yet participating in the Visa POS Check Service program and deposits approved funds utilizing the ACH). Under the program, any one of over 14,000 Visa member banks can offer various check processing services to their merchants and utilize Visa's dedicated communications network and banking relationships to clear check activity using direct debits from the check writer's account. In July 2001, several major financial institutions began participating in the pilot program. The program was released from pilot in December of 2002 and, as of September 2005, nine financial institutions were using ECHO as their Acquirer Processor and fifteen financial institutions were using ECHO as their Third-Party Processor.

In May 2001, we acquired the assets of National Check Network ("NCN") and combined the NCN positive and negative check writer records with the RMRS database, resulting in a combined database of over 120 million check writer records which identify the positive and negative check writing activities occurring with individual check writers (including information related to accepted checks, bounced checks, and the frequency of delinquent transactions). This database is ever-growing with additional contributions daily and as of September 30, 2005, contained over 160 million records.

In May 2001, ECHO launched MerchantAmerica.com, a web-based source of financial information whereby an ECHO merchant can access their transactional history, bank information, significant business and office-related services and build an online store and accept payment in the form of credit cards or checks. The site also contains a National Merchant Directory that is free to any merchant in the United States. Additionally, it provides any merchant in the United States with the ability to edit and enhance their directory listing. While we believe that MerchantAmerica.com is a valuable and cost-effective resource for merchants, it provides us with a low-cost method of keeping our merchants informed and involved with us.

OUR  SERVICES

BANKCARD  AND  TRANSACTION  PROCESSING  SERVICES

Services
--------
With our bankcard and transaction processing services, we provide payment solutions to merchants and banks to allow them to accept credit and debit card payments from consumers. Our bankcard and transaction processing services include the following:

Debit  and  Credit  Card  Payment  Processing
ECHO currently provides 24-hour daily payment processing, "800" number access to customer service personnel and, as needed, various field support services. Utilizing one of several methods of access to us, the merchants' systems dial our host computers that are connected to all the major card authorizing centers, and receive credit card and debit card authorizations. At the end of each day, electronic files of authorized transactions are transmitted to the major credit card organizations. They withdraw the funds from the card issuing banks and deposit a lump sum for the day's processing activity into our processing bank on the following morning. Using a distribution file that we provide to them daily, our processing bank then distributes and deposits the individual merchant's funds into the bank account of the merchant's choice. On average, ECHO deposits funds to over 600 banks across the nation on behalf of its merchants each day.

Other  Payment  Processing  Services
We also provide various services related to our debit and credit card payment processing, including:

     - Internet Processing - ECHO allows merchants to process payment transactions online with immediate processing, online reporting and security services that protect the cardholder, merchant and Internet Service Provider ("ISP") from fraud.
     - Batch File Processing - ECHO allows mail order, telephone order or direct marketing merchants to process and transmit payments by using Microsoft Excel(R), Access(R) or any other program that can create a "flat file" of data. In this process, the merchant can visit the ECHO Merchant Center, log on through a secure gateway, and upload the file to ECHO's processing center. The transactions are processed immediately, with reporting available almost immediately on each transaction.

Deriving  Revenue
-----------------
Bankcard and transaction processing services provide for the majority of our revenue. For the year ended September 30, 2005, bankcard and transaction processing accounted for approximately 74.0% of our revenue. Bankcard and transaction processing volume rose 12.7% in fiscal 2005, from $1,052,657,000 in fiscal 2004 to $1,186,397,000 in fiscal 2005, and revenue increased approximately 11.4%, from $36,897,000 in fiscal 2004 to $41,093,000 in fiscal 2005.

ECHO's revenue for debit/credit card processing is derived primarily from three sources: the merchant's discount rate, the merchant's transaction fee and set monthly fees.

The discount rate is expressed as a percentage of the amount being processed and is deducted from the amount of each transaction submitted by the merchant, while the net amount is deposited into the merchant's bank account. Discount rates range between 1.5% and 3.5%. Interchange, the fee charged by the card-issuing bank and paid each day when transactions are processed, normally constitutes 75% to 85% of the discount rate revenue. Other external costs, such as Visa and MasterCard dues and bank fees, increase external fees we pay to 85% to 90% of the total discount rate charged.

A transaction fee is charged for each transaction processed and ECHO's average transaction fee in fiscal 2005 was $0.20 per transaction, the same as in fiscal 2004. Both Visa and MasterCard have instituted a $0.10 transaction fee on each transaction processed that ECHO and all processors are required to pay. In addition, on average, ECHO pays approximately $0.01 per transaction for communication costs, depending upon the duration and method of transmission.

The market size for credit card processing is approximately 19 billion transactions per year, and this number is growing annually. ECHO has a very small percentage of this market, but we are one of the top 50 credit card processors according to The Nilson Report, a monthly financial subscription-based newsletter. Our competitors include First Data Corporation, the biggest credit card processor in the United States, NPC/Bank of America, Total Systems, Global Payments, and a few other direct payment processors. The credit card processing market has undergone rapid consolidation, which has raised unique challenges, including supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and maintaining merchant relationships. While merchant portfolios can be purchased by a processor or a credit card agent bank, merchants are generally under no contractual obligation to utilize the services of the new owner so many of the most active consolidators have been experiencing difficulty in maintaining their number of active merchants.

In an effort to enhance the bankcard transaction processing business segment's processing infrastructure and control processing costs, we have acquired three payment processing modules from Oasis Technologies/eFunds; Clearing, Merchant Accounting System (MAS) and Switch. Integration of the Clearing module is currently scheduled to be complete in the second quarter of 2006 followed by several months of testing. While we believe that the new processing modules will operate as represented and result in significant operating efficiencies, there is no assurance this will actually be the case.

Historically, ECHO has been effective in selling to merchants who operate in non-face-to-face, card not present environments, such as the internet, mail order and telephone order types of businesses. Approximately 70% of our monthly credit card volume comes from these types of merchants. Our Agent Bank program brings retail, face-to-face, card present types of merchants to us so we intend to continue to promote this channel going forward. Once the Clearing module is installed and operational, we also intend to broaden our marketing reach to actively pursue more retail types of business. Since there is more competition for this type of business, the price we charge to the merchant for our services will reflect lower margins than we have historically been accustomed to getting. While we intend to continue to pursue our historic higher margin merchant markets, the added scope of merchant we intend to pursue and the lower margins inherent in this market may compress our margins overall, depending upon how successful each channel is in bringing new merchant relationships.

In order to engage in Visa and MasterCard processing, a cooperative relationship is required with a Visa/MasterCard Primary Member Bank that sponsors the merchants to accept Visa and MasterCard transactions. ECHO's primary processing bank relationship is with First Regional Bank of Los Angeles, California. As a result of its relationship, ECHO is a registered Independent Sales Organization and Merchant Service Provider with Visa and MasterCard, respectively, which allows us to solicit and support merchants utilizing our services. We have an agreement with First Regional Bank, which continues our relationship through late 2005 and extension of the agreement is expected. Pursuant to the terms of the agreement, among other matters, we market and sell merchant services and the bank provides various support services in connection with individual transactions, in exchange for our payment to the bank, on a monthly basis, of a payment of $0.02 per transaction. The agreement does not allow either party to terminate other than for cause (as defined in the agreement) without incurring liability for breach of the agreement.

CHECK-RELATED  PRODUCTS  (OR  "CHECK  SERVICES")

Overview
--------
ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 26.6% in fiscal 2005, from $11,423,000 in fiscal 2004 to $14,458,000 in fiscal 2005.
Revenue from ACH and check conversion continues to increase. Growth has come primarily from four sources: Internet wallet providers, cross-selling electronic checks into the credit card merchant base we already serve, casino check cashing services and the Visa POS Check program.

Wallet providers allow a customer to fund an online wallet with a lump sum and then the customer can use the wallet at various sites on the Internet. (Probably the best known wallet service on the Internet is PayPal, a service owned by eBay.) ECHO is assisting various providers of wallet services to fund the initial wallet transaction. Subsequent transactions of transferring funds from the online wallet are generally not handled by ECHO because the payment is typically handled online by the wallet provider themselves.

Approximately 70% of ECHO's credit card processing merchants operate their businesses in non-face-to-face environments such as mail order, phone order and the Internet. These relationships historically have higher margins than those seen with normal retail merchants because of the higher risk of fraud. We are finding good success in selling electronic checks to these merchants because it is a significantly lower cost form of payment.

ECHO has established an integrated processing relationship with the largest check cashing provider to the gaming and casino market. Our services are primarily centered on providing check verification (using our NCN data base), check conversion (moving paper checks to electronic transactions at the check cashing cage in the casino), and several sophisticated risk management services that are used to assist the provider in confidently accepting checks. Through this source, ECHO expects to provide these services to several of the largest casinos and gaming customers in the industry.

ECHO is both a Third-Party Processor and an Acquirer Processor for the Visa POS Check Program. Visa officially released its POS Check Service as of December 2002 and several national banks have entered the program since its inception to both sell the service to their merchants and to connect all of their checking accounts to the Visa network. While the transactional growth in 2005 has been slower than expected, Visa's connectivity to checking account balances has increased significantly over the past year, moving nationally from less than 10% to 20%, and 30% and higher in many metropolitan areas. (See the discussion of the Visa POS Check Service program below.)

Services
--------
With our check services, we provide various services to merchants and banks to allow them to accept and process check payments from consumers. Our check services include the following:

Check  Verification
For a fee, we will search NCN, our proprietary database of negative and positive check writer accounts, attempting to match a specific piece of information, such as a driver's license number or Magnetic Ink Character Recognition ("MICR") number (the numeric data along the bottom of a check), provided by a merchant. A match may identify whether the check writer has a positive record or a negative record of check cashing activity in the past. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept or decline the check. Verification reduces the risk of accepting a bad check for the merchant, however, in providing this program alone, we typically offer no guarantee that the check will be honored by the check writer's bank and make no promise of reimbursement if the check is dishonored by the bank. Revenue from check verification is derived from fees collected from the merchants when a check is verified against our positive and negative check database. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

Check  Guarantee
With this service, if we approve a check transaction and the check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us and we must undertake any effort to collect the delinquent amount from the check writer.

The principal risk of providing this service is the risk of collecting the amount we guarantee from a delinquent check writer whose check transaction was dishonored by his or her own bank. If we are unable to collect the amount, we lose that amount. On average, we collect 50-60% of the amounts on those checks that become delinquent. Given the risks associated with check guarantee, especially for large volume merchants, we exercise strict risk parameters with the merchants to which this service is offered. We typically apply several risk management approaches with this service, which include searching NCN's database, and "scoring" each transaction. This includes several factors such as velocity (the number of times a check writer has been searched in a certain period of time), prior activity (historic negative or positive transactions with the check writer), check writer's presence in other databases (these national databases are selectively searched based upon the size of the check and the prior activity with the check writer), size of the check, and historic bad check activity by geographic and/or merchant specific locations, to name a few. If our scoring system concludes that the risk is too high, we issue a coded response instructing the merchant that we will not guarantee the check. If our scoring system results in a positive result, a coded response advises the merchant that we have guaranteed payment on that item.

Electronic  Check  Conversion  ("ECC")
Check conversion is the ability to convert a paper check to an electronic item at the point of sale. ECC is a relatively new system of check settlement that is quickly gaining merchant acceptance. Under the program, the merchant slips a customer's completely filled-in check either through a check reader that reads the MICR line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant has the customer sign a receipt, much the same as in a credit card transaction, and gives a copy of the signed receipt along with the check to the customer. The electronic image, captured by the reader, is sent to our processing center and we settle the check transaction electronically. Merchants' customers like this new system because they get their check back immediately and still have a hard copy receipt of the transaction. Banks like ECC because no paper has to be handled by the bank to settle the transaction. While most national merchants already have MICR check-reading equipment, small merchants will adopt the system only if their check volume justifies the capital investment in equipment, ranging from $125 to $150 per MICR reader and $300 to $600 for an imager.

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

Visa  POS  Check  Service  Program  ("Visa  Program")
-----------------------------------------------------
The Visa POS Check Program enables merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for credit and debit card transactions. The Visa Program was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer's bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and more banks have been added each year to the Visa network. As of September 2005, a national merchant could expect connection to around 20% of the nation's checking accounts from all locations and, within select metropolitan areas, 30% or higher connectivity. This number is expected to increase to 30% on average for a national merchant and, within select cities, 40% or higher over the coming year as more banks connect their check writer data to the Visa network. ECHO has invested significant resources and management focus in its check services business, particularly with respect to the Visa Program.

As described above, "check conversion" is the ability to convert a paper check to an electronic item at the point of sale. The Visa Program provides Visa member banks with a check conversion service that they can sell to their bank merchants. The Visa Program allows the merchant to get an immediate authorization or decline on a check while the check writer is at the checkout counter. If the check is approved, the service allows the merchant to immediately return the paper check to the check writer since the funds will be electronically withdrawn from the check writer's account and deposited into the merchant's account.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written is in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa Program to its merchants, it chooses a Third-Party Processor from the certified providers and, to date, ECHO serves as a Third-Party Processor for fifteen financial institutions actively participating in the program.

When Visa receives electronic check data from a merchant and the bank upon which the check is drawn has not connected its check writer data to the Visa network, Visa routes that check to the Third-Party Processor that was chosen by the merchant's bank when they set up the program. The Third-Party Processor authorizes or declines a check based upon the negative and positive data contained in several national check account databases that are commercially available and, for those transactions that are approved, the Third-Party Processor will electronically move the funds from the check writer's account to either the merchant bank's master clearing account or directly to the merchant's banking account (depending on the bank's desired settlement method) utilizing the ACH.

In addition to being a Third-Party Processor, we are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant's point-of-sale terminal/systems and reformats them for submission to the Visa network. We were chosen by nine banks currently in the program to serve as their Acquirer Processor. Most banks presently in the Visa Program are large national or regional banks and already had terminal management service providers that could act as Acquirer Processor for the Visa Program. In the future, as smaller banks make the decision to enter the Visa Program, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor.

We derive transaction revenue in our role as a Third-Party Processor and/or Acquirer Processor by negotiating a transaction fee with Visa and/or the bank that chose us as its Third-Party Processor and/or Acquirer Processor. This Third-Party Processor transaction fee averages $0.07 to $0.09 per transaction and the Acquirer Processor transaction fee is generally $0.02 to $0.04. The party that sells the service to the merchant (usually the bank) enjoys the largest mark-up on the product, offering the service in the range of $0.20 to $0.50 per check, with external cost in the $0.12 to $0.15 range, depending on what the bank negotiates with Visa and any third-party provider.

We entered into a sponsorship agreement with our primary credit card processing bank, First Regional Bank, to enable us to sell the Visa Program directly to merchants with an obligation to pay a $0.01 transaction fee per check to the bank. This allows the bank to realize added revenue, allows us to realize higher revenue in a marked-up pricing model, and a portion of the mark-up to be used to compensate and motivate resellers of our products and services to offer the Visa Program to merchants in the marketplace. The balance of the mark-up after paying the bank and the sales organization would be additional revenue to us. This will also enable us to use our direct sales channels to provide the Visa Program to ECHO's current and potential merchant base.

The Visa infrastructure requires ECHO to coordinate and integrate its services with several parties and systems. As part of the Visa Program, we have written, tested and installed special merchant terminal software that meets specified Visa Program requirements and certified our terminal and host response code with Vital Processing Services, a major provider of terminal services to many major banks. ECHO has also developed special add-on services and reporting for specific banks or select merchants that desired to participate in the Visa Program. Additionally, ECHO has designed and implemented several risk management tools that contribute to the significant reduction in net bad debt seen by retailers, making the Visa Program a true competitive alternative to guarantee services.

In fiscal 2005, the Visa POS Check Program has not grown at the pace anticipated but several major marketing hurdles have been addressed. At its initial release in 2002, there were five primary concerns expressed by banks and/or national merchants who were approached to either sell and/or participate in the service. Those concerns were:

     - Visa was connected to less than 10% of the nation's checking accounts. The added value that justified the higher cost of the Visa Program was questionable when compared to a simple check verification service that utilizes national negative databases.
     - It was believed that a merchant would have to buy a check imager to participate in the program at a cost of around $600 for each check-out lane, a major investment for national merchants.

     - There was a concern as to how customers would react, positively or negatively, to getting their checks back at the point of sale.
     - There was a concern that the service would slow down the check-out time.
     -    There was concern that ECHO could perform, being such a small company.

Regarding the first four concerns, Visa has effectively addressed the issue of check coverage by increasing its connectivity nationally to around 20% and in certain areas to 30% or higher; the perceived need for an imager to be used has been disproved by several national merchants who are on the program, being very successful using their existing MICR check reading equipment; check writers have accepted the program very positively; and, there has been no slow-down in the check-out times at the point of sale.

On the final concern of ECHO's performance, several national merchants have come on the Visa POS Check program and are using ECHO. These would include merchants such as Gap, Banana Republic, Old Navy, Burlington Coat Factory, Pearle Vision, Things Remembered and Sheetz Petroleum, to name a few. All these merchants have seen significant costs savings in centralizing their check clearing services into one account (compared to literally thousands of bank accounts in some cases) and all have seen a significant reduction in their bad check losses since moving to the Visa POS Check program.

With each of the initial concerns about the Visa POS Check Program being adequately addressed, we believe the merchants and/or banks that were initially made aware of the Program should be advised of the progress and encouraged to take another look at participating in the Program. We plan to do this ourselves and, as requested, to assist Visa and any of its member banks in sharing this positive update on the growing effectiveness of the Visa POS Check program.

Deriving  Revenue
-----------------
For the past several years, we have invested significant resources and management focus in our check services business. This business segment comprised approximately 26.0% of our total revenue for the fiscal year ended September 30, 2005. As an individual segment, check-related revenue increased by 26.6% to $14,458,000 in fiscal 2005 from $11,423,000 in fiscal 2004.

ECHO's revenue in check services can come from several sources. Typically, the merchant pays either a fixed fee for each transaction (verification, conversion, etc.) or a fee based on the face amount of the check (check guarantee) or both (check guarantee). In the Visa model, ECHO can receive transaction fees for providing Third-Party services to Visa banks, whereby ECHO assists them in processing checks from banks not participating in the Visa Program. In addition, ECHO may serve a Visa bank as a collector of the transaction data for the merchant and submitting such data to VisaNet, a process referred to as an Acquirer Processor. ECHO can also participate in the mark-up over cost that is charged to those merchants ECHO sells directly through its own primary sales channels. Additional revenue is earned if the merchant utilizes ECHO's collection services and it is primarily derived from the collection fee associated with successful collection of an item. If ECHO refers a collection item to an NCN member, a small participation in the collection fee is returned to ECHO through agreement with the NCN member. Finally, when ECHO provides a guarantee service to a merchant directly or to a bank to offer to their merchants, it earns a percentage of every check processed from the merchant. ECHO's earnings in this case are directly tied to its success in collection and its risk management capability.

The NCN database includes over 30 million negative check account records and 130 million positive records. Approximately 300 affiliated collection agencies continually contribute to the database to enrich its depth and value. Through its network of NCN members, ECHO can offer regional collection services and distribute collection items to one or more of a select group of NCN's member agencies to maximize a merchant's or bank's ability to collect amounts on a local level. NCN provides an ongoing revenue stream for ECHO as collection agencies, major national merchants, banks, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and losses experienced in accepting checks as a form of payment. Our NCN database is one of only four national databases that can serve this market need on a national scale, and we are currently the fifth largest check verification processor in the United States according to the September 2005 issue of The Nilson Report, a monthly financial subscription-based newsletter. In addition to operating NCN, we provide a common platform where a business can also access other major negative check writer databases that are currently available in the nation.

XPRESSCHEX collection revenue comes from two sources: service fees and percentage of the check collection agreements. When XPRESSCHEX is engaged by a merchant or a bank to immediately collect on returned checks that were converted from paper to an electronic item, XPRESSCHEX normally receives the service fee of $15 to $25 that is charged to the check writer, not the merchant. Some merchants also engage XPRESSCHEX in the active collection of paper checks that have bounced or in the active collection of secondary efforts after all initial attempts at collection have been exhausted by the merchant. In these cases, XPRESSCHEX negotiates a percentage of the check amount, ranging from 10% to 25%, depending on several factors.

STRATEGY

Overview
--------
ECHO's service strategy is to provide merchants, banks and industry-specific resellers with electronic payment services that combine credit card, debit card and electronic check and collection services with quality customer support. ECHO's services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of ECHO's integrated collection and risk management services.

Our sales strategy is four-fold: to target providers of point-of-sale systems who serve various industries in the merchant marketplace; to continue to pursue community banks with the combined set of services we currently offer; to focus our direct sales team on specific associations and merchants in industries where both checks and credit cards are common forms of payment; and to continue to support and promote the Visa POS Check Program. We intend to capitalize on our advantage of being a full credit card and check processor by combining our products and using our lower overall processing costs to allow the system provider, community bank or association to enjoy a financial benefit from their customer's processing activity.

Electronic  Payment  Services  for  POS  System  Providers
We believe there are significant opportunities in working closely with those firms that specialize in certain industries and provide a point-of-sale (POS) capability to merchants of some nature. By aligning our processing with these parties, we believe we can leverage our sales activity and have longer term relationships with merchants than are historically the case for most processors. We also believe our full processing capability allows us to include the POS system provider with some economic benefit from the processing volume of the users of its system.

Promote Merchant Payment Processing for Regional and Community Banks ECHO pursues small regional and community banks for credit card and check payment programs that are characterized by having an asset base in the $500 million range or less, and/or equity capital in the $10 to $50 million range. ECHO has developed a service that allows smaller banks to offer credit card and check processing services on a private-label basis using our back-end infrastructure with little or no technical involvement by the bank. Much of the reporting to the merchant utilizes the Internet as a delivery channel, an environment in which we have significant experience and knowledge. Due to the high costs and the perceived high risk, most small banks are either unable or unwilling to compete with national banks in providing credit card and check real time processing services and Internet-based reporting tools to their merchants. We have designed the program to be adopted by a bank at little or no cost while it allows the bank to generate revenue and earnings in competition to those earned by much larger banks that have had to make major investments in the technology.

This merchant payment processing service, which is marketed under the MerchantAmerica name, incorporates all of ECHO's web-based features and functionalities and our full set of services and payment options. We believe that our fully integrated payment and reporting system allows smaller banks to enjoy competitive equality with much bigger banks without making significant investments in technology. We, in turn, benefit from the increased processing and transaction revenue. Additional benefits of the MerchantAmerica program to regional and community banks include the:

     -    Ability  for  banks  to  set  processing  fees  for  each  merchant;
     -    Assurance  that  the  bank  controls  the  merchant  relationship; and
     -    Reduction  of  fraud  risk.

In addition to the benefits that the bank receives from the MerchantAmerica program, the bank's merchants also receive numerous benefits, including a retail merchant account for credit cards, debit cards and checks; an online shopping cart and check-out payment system; sales tracking and online transaction history; all returned check being automatically referred to our collection agency; and dedicated customer service available 24 hours a day, seven days a week.

The program was launched in August 2002 and at the end of fiscal 2005 had twenty-four participating banks. ECHO estimates that there are 10,000 community banks in the United States and no one provider of services has over 10% of the market. Based on third-party research, we estimate that approximately 6,000 of these banks do not offer any payment solution but refer their merchants to outside providers. The approximately 4,000 banks that are affiliated with a payment service, we believe, will be very responsive to the MerchantAmerica value proposition when a comparison of features and costs is reviewed.

Promote  to  Associations  and  Guilds
There are over 8,000 associations and guilds in the United States and many of the 4.1 million merchants belong to one of these organizations. We believe our combination of services and our controlled cost structure will allow us to attract many of these organizations to actively refer their members to us for meeting their payment processing needs.

Promote Visa POS Check Service Program
Given ECHO's role as a "first adopter" in the early stages of the Visa Program and our subsequent investment of significant resources and management focus with respect to the Visa Program, we expect to see increased growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

A large participating bank sold the Visa Program to the national retailer, Gap, and it deployed the service to all of their stores (Gap, Banana Republic and Old Navy) in June of 2003. Their stores submit check MICR data (the numbers along the bottom of a check) in real time and then return the paper check to the check writer at the point of sale. ECHO responds with an approval or decline to the check in less than two seconds and for those it approves, it moves the funds nightly from the customers account to the merchant's account. ECHO also coordinates all electronic check representment and collection on returned checks when needed. Gap remains the largest merchant in the Visa Program to date.

The  primary source of savings to merchants on the Visa Program are derived from
(1) the elimination of having to handle and process paper checks and (2) the net financial benefit seen from the bad check write-off percentage falling below the rates charged by the national guarantee services.

While ECHO believes that the Visa Program has the potential to generate significant revenue for us in the future, the market potential of this service is still unproven and its success is largely dependent on the continuing marketing support of ECHO, Visa and Visa's member banks.

SALES  AND  MARKETING

ECHO  offers  its  payment  services  through  several  sales  channels.

     - Primary Sales Channels - Direct sales personnel are dedicated to various industries and/or services. We employ approximately 20 people who serve in either field or office positions that are dedicated to sales.
     - Secondary Sales Channels - All or a portion of our services are sold through banks who sign up with our MerchantAmerica Agent Bank program, through banks who are selling the Visa POS Check Program, through authorized resellers, independent sales organizations (ISO's) and through one of our 300 NCN Collection Agency Members. These channels offer lower margins to us due to the added participation in the overall revenue such channels require. Currently ECHO has 150 authorized resellers registered to sell ECHO's check products.

Management believes that we are distinctive in the number of payment methods that we allow, the combination of transaction types that we manage directly, our ability to integrate additional services and our ability to support each merchant through one vertically integrated source.

Our marketing strategy is to build processing relationships with certain providers of POS software/hardware that serve select merchant markets; maximize cross-selling opportunities to our existing base of retail merchants and financial institutions; sell integrated suites of check, credit and debit card processing services through small banks and industry-specific resellers; enhance and market MerchantAmerica.com; and pursue associations aggressively.

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

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN/eFunds (the largest verification provider in the nation), Certegy (recently purchased by Fidelity) and Global Payments. While all four have major national accounts, we have been successful in winning the processing relationships for national accounts from each one. ECHO believes that it can effectively compete due to its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having been certified as both a Third-Party Processor and Acquirer Processor with the Visa POS Check Program.

ECHO is among the top 50 credit card processors in the nation when evaluated by processing volume. ECHO is among a much smaller group when evaluated by processing capability. Of the top 50 firms, approximately 40 of them are independent sales organizations or banks that may manage the front-end authorization service but they hire the back-end clearing and settlement services from a full service processor. There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, First Horizon, and CSS. We believe we hold the distinction of being the smallest public company who, with the installation of the Oasis Clearing module in 2006, will serve as a full service processor in credit cards. All of our competitors have greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

We believe that being the smallest processor also has some advantages. There are many merchants who are sizable to us that the larger processors do not consider to be major merchants. We are finding these merchants appreciate getting preferential treatment from their processor. Also, our willingness to send top management into the field to meet regularly with our major merchants at their location is a perceived distinction and we are using it as a merchant retention tool. While we understand that slightly lower costs can be generated by processing high volumes, we do not think the economic advantages that high volume affords are enough to eliminate ECHO as an acceptable and competitive processor in most cases. Despite these potential advantages, we believe that our success will depend largely on our ability to continuously exceed expectations in terms of performance, service, and price, on our ability to develop new products and services, and on how well and how quickly we enhance our current products and introduce them into the market.

EMPLOYEES

As of September 30, 2005, we employed 222 individuals, 203 of whom were full time employees.

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

In October 2003, we leased 21,566 square feet of a 40,000 square foot building in Camarillo, California. Our principal executive offices, including customer support, data center and other operational departments were moved to this Camarillo location. We signed an addendum to the Camarillo lease in July 2004 and added 11,103 square feet to the lease. We currently occupy 32,669 square feet of the Camarillo building. The lease payment for this facility as of September 2005 was $35,936 per month.

We have additional real property leases in Albuquerque, New Mexico; Lakewood, Colorado; Provo, Utah; Lawrence, Kansas; and Glendale, California for sales, data center and other operations, under various agreements, which expire at various times over the next year. The total of these lease payments are approximately $18,000 per month.

ITEM 3.     LEGAL PROCEEDINGS

We are involved in various lawsuits arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition of these lawsuits will have no material effect upon either our results of operations, financial position, or cash flows.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. ("LML"), filed a patent infringement claim against us, our subsidiary, XPRESSCHEX, Inc. and others, relating with respect to us and our subsidiary, to the alleged infringement by our check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. The discovery process and expert witness reports have been completed and claims construction briefs and summary judgment briefs have been filed with the court in anticipation of a December 19, 2005 hearing on these issues. LML seeks an undisclosed amount of damages in connection with the alleged infringement.

We were aware of the LML patents prior to LML's initiation of the claims and had previously obtained competent legal opinions from outside patent counsel that neither we nor any of our subsidiaries infringe on any valid or enforceable patent rights of LML being asserted in the litigation. No documents came out of the discovery process to alter our original belief, and we will continue to vigorously defend our position against the remaining claims made.

Ultimately, we expect that we will not be held liable for any of the alleged infringement, including for any treble punitive damages. The case is scheduled to go to trial in April of 2006. Should we be held liable for any alleged infringement, which is not expected, the ultimate liability we may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which we actively began utilizing the check conversion processes alleged to infringe the LML patents. In view of the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to our total transaction volume, we believe that any such alleged damages award should have a relatively minor impact on our results of operations, financial position, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ECHO's shareholders in the quarter ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 17, 1986, we have been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, we were accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trade under the symbol of "ECHO" on the NASDAQ Capital Market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated, as reported on the NASDAQ Capital Market.

                     FISCAL YEAR ENDED
                       SEPTEMBER 30      High    Low
                    ------------------  ------  -----
                           2005
                    ------------------
                     First Quarter      $ 9.65  $7.42
                     Second Quarter     $ 9.22  $7.99
                     Third Quarter      $10.35  $7.10
                     Fourth Quarter     $ 9.36  $8.00

                          2004
                    ------------------
                     First Quarter      $11.33  $6.15
                     Second Quarter     $13.06  $8.23
                     Third Quarter      $11.47  $8.75
                     Fourth Quarter     $ 9.99  $6.45

The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in our common stock is limited and sporadic, as indicated by the average monthly trading volume of 307,639 shares for the period from October 2004 to September 2005. On December 12, 2005, the closing representative price per share of our common stock, as reported on the NASDAQ Capital Market, was $9.90.

HOLDERS  OF  COMMON  STOCK

As of December 12, 2005, there were 822 record holders and 2,591 beneficial holders of our common stock, with 6,661,701 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND  POLICY

We have not paid any dividends in the past and have no current plan to pay any dividends. We intend to devote all funds to the operation of our businesses.

EQUITY  COMPENSATION  PLAN  INFORMATION

The Equity Compensation Plan Information identified in Item 11 of this Annual Report on Form 10-K is incorporated herein by this reference.

PURCHASES  OF  EQUITY  SECURITIES

We have not repurchased, nor has any affiliated purchaser repurchased, shares of our common stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Items 7 and 8 below. The following data, insofar as it relates to each of the five years ended September 30, has been derived from our annual financial statements, including the consolidated balance sheets at September 30, 2005 and 2004, and the related consolidated statements of operations and of cash flows for the three years ended September 30, 2005, 2004 and 2003, and notes thereto appearing elsewhere herein.

                                                                          YEAR ENDED SEPTEMBER 30
                                               ------------------------------------------------------------------------
                                                    2005             2004          2003         2002          2001
                                               ---------------  --------------  -----------  -----------  -------------
                                                         ( ----  AMOUNTS IN THOUSANDS, EXCEPT PER SHARE  ---- )
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenue                                        $       55,551   $      48,320   $   41,149   $   33,291   $     29,943
Costs and expenses                                     53,872          44,863       38,724       36,960         29,380
                                               ---------------  --------------  -----------  -----------  -------------
Income (loss) from operations                           1,679           3,457        2,425       (3,669)           563
Interest income (expense), net                             23            (104)        (172)         (74)           106
Other income (expense), net                               -0-           1,319          -0-          -0-            350
                                               ---------------  --------------  -----------  -----------  -------------
Income (loss) before income tax
  (provision) benefit and cumulative
  effect of an accounting change                        1,702           4,672        2,253       (3,743)         1,019
(Provision) benefit for income taxes                     (669)         (1,823)        (925)       1,367           (585)
                                               ---------------  --------------  -----------  -----------  -------------
Income (loss) before cumulative
  effect of an accounting change                        1,033           2,849        1,328       (2,376)           434
Cumulative effect of an accounting
  change to adopt SFAS 142[1]                             -0-             -0-       (4,707)         -0-            -0-
                                               ---------------  --------------  -----------  -----------  -------------

Net income (loss)                              $        1,033   $       2,849   $   (3,379)  $   (2,376)  $        434
                                               ===============  ==============  ===========  ===========  =============


Earnings (loss) per share-basic                $         0.16   $        0.45   $    (0.58)  $    (0.41)  $       0.07
Earnings (loss) per share-diluted              $         0.15   $        0.41   $    (0.56)  $    (0.41)  $       0.07

Weighted average number of common
  shares and equivalents outstanding-basic              6,485           6,312        5,812        5,788          5,797

Weighted average number of common
  shares and equivalents outstanding-diluted            6,939           6,900        6,024        5,788          5,964

BALANCE SHEET DATA:
-------------------
Working capital                                $        8,037   $       8,004   $    3,201   $    3,234   $      5,821
Current assets                                         29,310          29,923        9,646        5,728          8,259
Total assets                                           40,817          39,428       18,775       18,191         18,921
Current liabilities                                    21,273          21,919        6,445        2,494          2,438
Long-term debt, and payables to
  stockholders and related parties,
  less current portion                                    705             704        1,961        2,159            744
Total stockholders' equity                     $       17,772   $      16,240   $   10,369   $   13,538   $     15,739


[1] The Company completed the transitional impairment testing required by SFAS 142 in the first quarter of fiscal 2003 and determined that its goodwill was fully impaired and a $4.7 million goodwill write-off was recognized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenue from two main business segments, bankcard and transaction processing services ("bankcard services"), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products ("check services"), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee, check verification, electronic check conversion, check re-presentment, and check collection.

We  organize  our  service  offerings  under  the  following  brand  names:

     - MerchantAmerica: ECHO's retail provider of payment processing services to both merchant and bank markets;
     - National Check Network ("NCN"): for check verification, check conversion capture services and for membership to collection agencies;
     -    XPRESSCHEX,  Inc.:  for  check  collection  services;  and
     -    ECHO:  for  wholesale  credit  card  and  check  processing  services.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, reserve for doubtful accounts, capitalization of software costs, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

- RESEARCH AND DEVELOPMENT EXPENSE. Expenditures for activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $1,609,000 in fiscal year 2005 and $1,465,000 in fiscal year 2004.

- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually using a fair value-based approach. SFAS No. 142 required us to perform an initial assessment of our reporting units to determine whether there was any indication that the goodwill carrying value was impaired. This transitional assessment was made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. In 2003, we determined that all of our goodwill was impaired under SFAS No. 142 and accordingly took a charge to write down the amount of that impairment.

- CAPITALIZATION OF SOFTWARE COSTS. The costs of purchased and internally developed software used to provide services to customers or for the process of internal administration are capitalized and amortized on a straight-line basis over the lesser of three years or estimated useful life. Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use," we capitalize software costs when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

RESULTS  OF  OPERATIONS

FISCAL  YEARS  2005  AND  2004
------------------------------

Financial highlights for fiscal 2005 as compared to fiscal 2004 were as follows:

--   Total  revenue  increased  15.0%  to  $55.6  million

-- Gross margin from processing and transaction revenue decreased to 35.1% from 36.8%

--   Operating  income  decreased  from  $3.5  million  to  $1.7  million

--   Diluted  earnings  per  share  were  $0.15  as compared to $0.41 per share.

--   Bankcard  and  transaction  processing  revenue increased by 11.4% to $41.1
     Million

--   Bankcard  processing  volume  increased  12.7%  to  $1.2  billion

--   Check-related  revenue  increased  by  26.6%  to  $14.5  million

--   ACH  processing  volume  increased  24.6%  to  32.1  million  transactions

REVENUE. Total revenue increased 15.0% to $55,551,000 for fiscal 2005, from $48,320,000 for fiscal 2004. The increase can be primarily attributable to 11.4% growth in bankcard and transaction processing revenue and 26.6% growth in check services revenue year-over-year. This growth has occurred organically from our existing merchants and from our marketing initiatives during the year.

The bankcard and transaction processing revenue increase was mainly attributable to a 12.7% increase in bankcard processing volume as compared to fiscal 2004. This increase was the result of our organic growth and the growth from our various marketing channels such as the Agent Bank Program and the MerchantAmerica marketing program.

The check-related processing revenue increase was attributable to a 41.8% increase in ACH services revenue and a 6.4% increase in check verification revenue. The high growth in ACH revenue was mainly due to wallet funding activities and increases in overall ACH activities.

COST OF SALES. Bankcard processing expenses are directly related to the changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and are reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 18.1% for the year, from $30,370,000 in fiscal 2004 to $35,867,000 in fiscal 2005. The increase reflects the 15.0% increase in total revenue for the year, a $449,000 increase in amortization expense and a $1,020,000 increase in commission expense.

Total gross margin from processing and transaction services decreased from 36.8% in fiscal 2004 to 35.1% in fiscal 2005. Gross margin from bankcard and transaction processing decreased from 29.4% in fiscal 2004 to 27.2% in fiscal 2005. The decrease in gross margin was primarily attributable to several high volume merchants who negotiated lower than average discount rates due to the size of their accounts. Additionally, gross margin from check processing decreased from 61.1% in fiscal 2004 to 57.6% in fiscal 2005. The check services gross margin decrease was mainly attributable to an increase in commission expense and amortization expense.

EXPENSE. Other operating costs such as personnel costs, telephone, depreciation expenses and outside services increased 9.1%, from $5,182,000 in fiscal 2004 to $5,653,000 in fiscal 2005. This was primarily due to the 9% increase in salaries to support the 15% growth in fiscal 2005.

Research and development expenses increased 9.8%, from $1,465,000 in fiscal 2004 to $1,609,000 in fiscal 2005. Research and development initiatives are critical for us to remain competitive with our peers. Several major development projects were completed during fiscal year 2005. However, given the rapid change in technology in our industry, we plan to continue to invest in product development in both the bankcard processing business segment and the check-related products segment in order to stay ahead of our competitors.

Selling, general and administrative (SG&A) expenses increased 36.9% from $7,846,000 in fiscal 2004 to $10,743,000 in fiscal 2005. This increase was primarily attributable to: 1) greater personnel costs due to cost of living adjustments; 2) growth in sales and marketing expenses to implement our sales and marketing strategies; 3) a $1,141,000 increase in legal expenses to defend several lawsuits; and 4) $150,000 increase in legal settlement expenses. Even though we were expecting legal expenses related to the LMLP lawsuit to decrease in the second half of 2005, legal expense continues to be higher than expected.

As a percentage of total revenue, SG&A expenses increased from 16.2% in fiscal 2004 to 19.3% in fiscal 2005.

OPERATING INCOME. Operating income decreased from $3,457,000 in fiscal 2004 to $1,679,000 in fiscal 2005, a decrease of 51.4%. The decrease in operating income was primarily attributable to the 1.7% decrease in gross margin and the increased selling, general and administrative expenses described above.

INTEREST EXPENSE. Interest expense decreased to $113,000 for fiscal 2005, from $175,000 for fiscal 2004. The decrease was due to the full repayment of one note and some capital leases during fiscal 2005. Interest income increased from $71,000 in fiscal 2004 to $136,000 in fiscal 2005 due to higher than average cash balances on hand throughout fiscal year 2005.

GAIN ON SALE OF ASSETS. Fiscal 2004 results were favorably affected by a pre-tax gain of $1,319,000 resulting from the sale of the building that formerly held the Company's principal executive offices.

EFFECTIVE TAX RATE. The income tax provision was $669,000 for fiscal 2005 as compared to $1,823,000 for fiscal 2004. Our effective tax rate was 39.3% for fiscal 2005, as compared to 39.0% for fiscal 2004. See Notes to Consolidated Financial Statements included elsewhere herein for a further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME. Net income for fiscal 2005 was $1,033,000, as compared to $2,849,000 for fiscal 2004. This decrease was primarily attributable to the gain on the sale of assets in fiscal 2004 and the 36.9% increase in selling, general and administrative expenses in fiscal 2005.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2005, bankcard processing and transaction revenue accounted for approximately 74.0% of our revenue, compared to 76.4% in fiscal 2004. Bankcard processing and transaction revenue increased 11.4%, from $36,897,000 in fiscal 2004 to $41,093,000 in fiscal 2005. This increase was mainly attributable to a 12.7% increase in bankcard processing volume as compared to fiscal 2004. We continue to increase our bankcard processing business primarily through organic growth and various sales and marketing programs.

In fiscal 2005, the bankcard and transaction processing segment generated operating income of $5,829,000, or 14.2% of the related revenue, as compared to $5,977,000, or 16.2% of the related revenue in fiscal 2004. This decrease in operating income was primarily due to the lower gross margin combined with higher research and development expenses and selling G&A expense.

We purchased a fully integrated, multi-modular bankcard processing system from Oasis Technologies for approximately $1.6 million. We have incurred an additional $1.5 million of internal development costs thus far in implementing this system. The implementation of this system will give us greater flexibility to price our credit card processing services, allowing us to attract and retain larger merchants as well as the small and mid-market merchants that have been our target market. This project has experienced numerous implementation delays, mainly as a result of vendor software delivery issues and the vigorous testing required prior to implementation. Management now anticipates the clearing portions of the Oasis system to begin live customer deployment in the second half of 2006.

Check Related Products. Check-related revenue increased from $11,423,000 for fiscal 2004 to $14,458,000 for fiscal 2005, an increase of 26.6%. Check verification revenue increased 6.4% to $3,645,000 for fiscal 2005, from $3,425,000 for fiscal 2004. Check conversion, ACH services and check re-presentment revenue increased 41.8% to $8,251,000 for fiscal 2005, from $5,820,000 for fiscal 2004. Additionally, check collection revenue increased 15.4%, from $1,816,000 in fiscal 2004 to $2,096,000 in fiscal 2005. The high growth in ACH revenue was due to wallet funding activities and the overall increase in the ACH and conversion product. Total ACH transactions processed during fiscal 2005 were 32.1 million transactions, as compared to 25.8 million transactions processed in fiscal 2004, an increase of 24.6%.

Check services revenue made up 26.0% of the total processing and transaction revenue for fiscal 2005 as compared to 23.6% in fiscal 2004. Check-related operating income was $2,204,000 in fiscal 2005, as compared to operating income of $1,644,000 in fiscal 2004, an increase of 34.1%. The increase in operating income was mainly due to the 26.6% increase in check-related revenue.

The Visa Program has not grown as much as we had expected in the past year. Even though we are getting new merchants to sign up under the Visa Program, some of the larger merchants have shown a rather significant decline in the total transactions processed for fiscal 2005 as compared to fiscal 2004. We attribute this to the overall decline in check usage in the market. Additionally, certain store branded credit cards from one of our major Visa POS Check merchants shifted some of the payment transactions away from check. We are currently working with 16 Visa member banks that have signed up to participate in the Visa Program.


FISCAL  YEARS  2004  AND  2003
------------------------------

Financial highlights for fiscal 2004 as compared to fiscal 2003 were as follows:

--   Total  revenue  increased  17.4%  to  $48.3  million

-- Gross margin from processing and transaction revenue improved to 36.8% from 33.5%

--   Operating  income  increased  to  $3.5  million  from  $2.4  million

-- Diluted earnings per share before cumulative effect of accounting change were $0.41 as compared to $0.22 per share.

-- Bankcard and transaction processing revenue increased by 12.0% to $36.9 million

--   Bankcard  processing  volume  increased  9.5%  to  $1.1  billion

--   Check-related  revenue  increased  by  39.4%  to  $11.4  million

--   ACH  processing  volume  increased  128.4%  to  25.8  million  transactions

REVENUE. Total revenue increased 17.4% to $48,320,000 for fiscal 2004, from $41,149,000 for fiscal 2003. The increase was primarily attributable to 12.0% growth in bankcard and transaction processing revenue and 39.4% growth in check services revenue year-over-year. This growth occurred organically from our existing merchants and from our marketing initiatives during fiscal 2004, and as a result of increasing acceptance of our check services products and the continued growth in the Visa Program.

The bankcard and transaction processing revenue increase was mainly attributable to a 9.5% increase in bankcard processing volume as compared to fiscal 2003. This increase was the result of our organic growth and the growth from our various marketing channels such as the Agent Bank Program and the MerchantAmerica marketing program. The increase was partially offset by the departure of several high volume merchants during fiscal 2004.

The check-related processing revenue increase was attributable to a 10.6% increase in check verification revenue and a 101.3% increase in ACH services revenue. The high growth in ACH revenue was due to increasing market acceptance of this product and continued growth in the Visa Program.

COST OF SALES. Bankcard processing expenses are directly related to changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and are reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 11.8% for fiscal 2004, from $27,173,000 in fiscal 2003 to $30,370,000 in fiscal 2004. The increase reflected the 17.4% increase in processing and transaction revenue for fiscal 2004.

Gross margin from processing and transaction services improved from 33.5% in fiscal 2003 to 36.8% in fiscal 2004. This improvement in gross margin was mainly due to: 1) check-related revenue, which has a higher gross margin, which made up 23.6% of the total revenue in fiscal 2004 as compared to 19.9% of the total revenue in fiscal 2003; and 2) a rate adjustment was applied to a broad base of bankcard merchants during fiscal 2004 to offset increases in direct bankcard processing expenses.

EXPENSE. Other operating costs such as personnel costs, telephone, depreciation expenses and outside services increased 18.5%, from $4,373,000 in fiscal 2003 to $5,182,000 in fiscal 2004 primarily due to additional staff hired in fiscal 2004 to support our growth. Research and development expenses remained constant, from $1,464,000 in fiscal 2003 to $1,465,000 in fiscal 2004. Almost all of our major development projects were in the coding and testing phases in fiscal 2004.

Selling, general and administrative (SG&A) expenses increased 37.3% from $5,714,000 in fiscal 2003 to $7,846,000 in fiscal 2004. This increase was primarily attributable to: 1) greater personnel costs due to cost of living adjustments and greater employee benefits costs, such as health insurance and worker's compensation insurance; 2) growth in sales and marketing expenses to implement our sales and marketing strategies; 3) increased legal and professional expenses to defend several lawsuits; 4) an increase in rent expense due to our corporate relocation in October 2003; and 5) a $300,000 litigation accrual related to an ordinary course contract dispute with one of our independent sales organizations. The accrual represented management's good faith evaluation of the dispute after consultation with its legal counsel. As a percentage of total revenue, SG&A expenses increased from 13.9% in fiscal 2003 to 16.2% in fiscal 2004.

OPERATING INCOME. Operating income increased from $2,425,000 in fiscal 2003 to $3,457,000 in fiscal 2004, an increase of 42.6%. The improvement in operating income was primarily attributable to the 17.4% increase in revenue and the 3.3% improvement in gross margin described above.

INTEREST EXPENSE. Interest expense decreased to $175,000 for fiscal 2004, from $200,000 for fiscal 2003. The decrease was due to the full repayment of two long-term notes. Interest income increased from $28,000 in fiscal 2003 to $71,000 in fiscal 2004 due to higher than average cash balances on hand throughout fiscal 2004.

GAIN ON SALE OF ASSETS. Fiscal 2004 results were favorably affected by a pre-tax gain of $1,319,000 resulting from the sale of the building that formerly held the Company's principal executive offices. After the sale, the Company used a portion of the proceeds to pay off two loans totaling $1,524,000, which were collateralized by the building.

EFFECTIVE TAX RATE. The income tax provision was $1,823,000 for fiscal 2004 as compared to $925,000 for fiscal 2003. Our effective tax rate was 39.0% for fiscal 2004, as compared to 37.7% for fiscal 2003. See Notes to Consolidated Financial Statements included elsewhere herein for a further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME. Net income for fiscal 2004 was $2,849,000, as compared to a net loss of $3,379,000 for fiscal 2003. Income before cumulative effect of an accounting change to adopt SFAS 142 was $1,328,000 in fiscal 2003 and $2,849,000 in fiscal 2004, an increase of 114.5%. This increase was primarily attributable to the 17.1% revenue growth year-over-year and the improvements in gross margin.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2004, bankcard processing and transaction revenue accounted for approximately 76.4% of our revenue, compared to 80.1% in fiscal 2003. Bankcard processing and transaction revenue increased 12.0%, from $32,957,000 in fiscal 2003 to $36,897,000 in fiscal 2004. This increase was mainly attributable to a 9.5% increase in bankcard processing volume as compared to fiscal 2003. This increase was partially offset by the departure of several high volume merchants. To a lesser extent, the increase was positively impacted by a rate adjustment to our bankcard merchant base during fiscal 2004. We continue to grow our bankcard processing business primarily through organic growth and various sales and marketing programs.

In fiscal 2004, the bankcard and transaction processing segment generated operating income of $5,977,000, or 16.2% of the related revenue, as compared to $4,303,000, or 13.1% of the related revenue in fiscal 2003. This increase in operating income was reflective of the increase in revenue and higher gross margins resulting from the broad-base rate adjustment to merchants to offset higher operating costs.

In fiscal 2001, we purchased a fully integrated, multi-modular bankcard processing system from Oasis Technologies for approximately $1.3 million. We incurred an additional $700,000 of internal development costs in fiscal 2004 in implementing this system.

Check Related Products. Check-related revenue increased from $8,192,000 for fiscal 2003 to $11,423,000 for fiscal 2004, an increase of 39.4%. Check verification revenue increased 10.6% to $3,425,000 for fiscal 2004, from $3,097,000 for fiscal 2003. Check conversion, ACH services and check re-presentment revenue increased 101.2% to $5,820,000 for fiscal 2004, from $2,892,000 for fiscal 2003. Additionally, check collection revenue increased 1.4%, from $1,791,000 in fiscal 2003 to $1,816,000 in fiscal 2004. The high growth in the check conversion and ACH revenue was due to the increasing market acceptance of this product and to the transaction revenue generated by the Visa Program. Total ACH transactions processed during fiscal 2004 were 25.8 million transactions, as compared to 11.3 million transactions processed in fiscal 2003, an increase of 128.4%. ACH transactions, like ACH revenue, increased primarily from the increasing market acceptance of the ACH services and the Visa Program.

Check services revenue made up 23.6% of the total processing and transaction revenue for fiscal 2004 as compared to 19.9% in fiscal 2003. Check-related operating income was $1,644,000 in fiscal 2004, as compared to operating income of $591,000 in fiscal 2003, an increase of 178.2%. The increase in operating income was mainly due to the 39.4% increase in check-related revenue.

One of the Visa acquiring banks, using us as the Third-Party Processor, rolled out this Program to a national retailer in June 2003. This one merchant accounted for a significant percentage of revenue generated from the Visa Program in fiscal 2004 and an increased volume of transactions processed.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2005, we had available cash and cash equivalents of $6,732,000, restricted cash of $1,448,000 in reserve with our primary processing banks and working capital of $8,037,000.

Accounts receivable, net of allowance for doubtful accounts, increased to $2,421,000 at September 30, 2005 from $1,943,000 at the end of fiscal 2004.
Allowance for doubtful accounts, which reflects chargeback losses decreased to $92,000 at the end of fiscal 2005 from $111,000 at September 30, 2004. The increase in accounts receivable was due to the higher processing revenue generated in fiscal 2005 and therefore higher month-end balances.

Net cash provided by operating activities for the year ended September 30, 2005 was $3,888,000 as compared to net cash provided by operating activities of $5,325,000 for fiscal 2004. The $1,437,000 decrease in cash from operations was primarily attributable to the $1,816,000 decrease in net income between fiscal 2005 and 2004.

Net cash used in investing activities was $4,636,000 for the fiscal 2005 as compared to $1,904,000 for fiscal year 2004. During fiscal 2005, we used $4,640,000 for purchases of equipment and capitalized software costs as compared to $4,278,000 for fiscal 2004.

Net cash used by financing activities was $96,000 for the current fiscal year as compared to net cash provided by financing activities of $1,247,000 for fiscal year 2004. We paid off $438,000 in notes payable, used $452,000 for the repayment of capitalized leases and received $394,000 from the exercise of employee stock options. During fiscal 2004, we received net proceeds of $2,693,000 from a private placement.

As of September 2005, we have a $2,000,000 equipment lease line and a $3,000,000 credit line with Bank of the West for working capital needs. As of September 30, 2005, we have drawn down $1,000,000 of the equipment lease line but have not used the $3,000,000 credit line.

At  September,  2005,  we  had  the  following  cash  commitments:

                                  Payments Due By Period
                                  ----------------------

     Contractual                       Less than                           More Than
     Obligations             Total       1 year    1-3 years   3-5 years    5 years
     --------------------  ----------  ----------  ----------  ----------  ----------
     Long-term debt
       including interest  $1,038,000  $  339,000  $  570,000  $  129,000  $      -0-
     Capital lease
       obligations            229,000     160,000      69,000         -0-         -0-
     Operating leases       1,535,000     537,000     998,000         -0-         -0-
                           ----------  ----------  ----------  ----------  ----------
     Total contractual
       cash obligations    $2,802,000  $1,036,000  $1,637,000  $  129,000  $      -0-
                           ==========  ==========  ==========  ==========  ==========

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that our cash flow from operations together with cash on hand, our equipment lease line, our established line of credit with Bank of the West, and cash previously received from our private placement financing will be sufficient to meet our working capital and other commitments.

OFF-BALANCE  SHEET  ARRANGEMENTS

At  September  30,  2005,  we  did  not have any off-balance sheet arrangements.

NEW  ACCOUNTING  PRONOUNCEMENT

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective for annual periods beginning after June 15, 2005. Management is currently evaluating the impact of SFAS 123R and it is expected that it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option awards.


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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through 2005. We are currently negotiating with First Regional Bank on an extension of the agreement. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe their ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of September 30, 2005, we maintained a dedicated chargeback reserve of $776,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of September 30, 2005, we had access to approximately $13.7 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2005, this potential exposure totaled approximately $443 million. At September 30, 2005, we, through our sponsoring banks, had approximately $106,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2005, we, through our sponsoring banks, had access to $13.7 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years 2005 and 2004, we processed approximately $1,186 million and $1,053 million, respectively, of Visa and MasterCard transactions, which resulted in $7.1 million in gross chargeback activities for the fiscal year ended 2005 and $7.6 million for the fiscal year ended 2004. Substantially all of these chargebacks were recovered from the merchants.

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

Our failure to adequately market our services through this relationship could materially affect our marketing strategy going forward. Additionally, if we fail to adequately grow our infrastructure to address increases in the volume of transactions, cease providing services as a Third-Party processor or Acquirer Processor or are otherwise removed or terminated from the Visa Program, this would require us to dramatically shift our current operating strategy.

THE INABILITY OF THIRD-PARTY SOFTWARE VENDORS TO CONTINUE TO SUPPORT AND PROVIDE MAINTENANCE SERVICES WITH RESPECT TO THEIR PRODUCTS COULD SIGNIFICANTLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We utilize various third-party software applications and depend on the providers of such software applications to provide support and maintenance services to us. In the event that a third-party software vendor fails to continue to support and maintain its software application, or fails to do so in a timely manner, this could significantly affect our results of operations and financial condition.

Our inability to ultimately implement, or a determination to cease the implementation of various of our software technology initiatives will significantly adversely affect our results of operations and financial condition.

We have spent significant time and monetary resources implementing several software technologies, which resulted in significant cost being capitalized by us as non-current software assets. The implementation of these technologies will provide us with substantial operational advantages that would allow us to attract and retain larger merchants, as well as the small and mid-market merchants that have been our target market. Management believes that the implementation of these software technologies, and the technologies themselves, continues to be in the best interests of, and the most viable alternative for, the Company. However, the inability to ultimately implement, or a determination to cease the implementation of these software technologies would cause these assets to become impaired, and the corresponding impairment would significantly adversely affect our results of operations and financial condition.

THE BUSINESS IN WHICH WE COMPETE IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT OUR CURRENT PRODUCTS AND SERVICES WILL STAY COMPETITIVE OR THAT WE WILL BE ABLE TO INTRODUCE NEW PRODUCTS AND SERVICES TO COMPETE SUCCESSFULLY.

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new product introduction. Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. While we believe our small size provides us the ability to move quickly in some areas, our competitors' greater resources enable them to investigate and embrace new and emerging technologies, to quickly respond to changes in customers needs, and to devote more resources to product and services development and marketing. We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenue to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

IF WE ARE UNABLE TO PROCESS SIGNIFICANTLY INCREASED VOLUME ACTIVITY, THIS COULD AFFECT OUR OPERATIONS AND WE COULD LOSE OUR COMPETITIVE POSITION.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activities. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system's capabilities. To minimize this risk, ECHO has redesigned and upgraded its check related processing systems and has purchased a high end system to process bankcard activity. This system is not yet operational, and even when it becomes operational, no assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements. Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

WE  INCUR  FINANCIAL  RISK  FROM OUR CHECK GUARANTEE SERVICE.

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the year ended September 30, 2005, we incurred $258,000 in losses from uncollected guaranteed checks.

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

IF WE DO NOT CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT, WE COULD LOSE OUR COMPETITIVE POSITION.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses increased from $1,465,000 in fiscal 2004 to $1,609,000 in fiscal 2005. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

INVOLVEMENT  IN  LITIGATION  COULD  HARM  OUR  BUSINESS.

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. As of September 30, 2005, we have spent approximately $1,420,000 in legal fees and expenses defending these claims.

OUR  INABILITY  TO  RECOVER  FROM  NATURAL  DISASTERS  COULD  HARM OUR BUSINESS.

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO centralized its data processing functionality in Camarillo during fiscal 2005 and will make Albuquerque a fully redundant site. Prior to that time, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

INCREASES  IN  THE  COSTS  OF  TECHNICAL  COMPLIANCE  COULD  HARM  OUR BUSINESS.

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System's Automated Clearing House and check related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring our compliance to the specific industries we serve and when possible, ECHO is moving the technical compliance responsibility to other parties, as is the case with the recent purchase of the Oasis Technologies bankcard processing system wherein the vendor, Oasis Technologies, assumes much of the compliance obligations regularly updated by Visa and MasterCard. As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. While ECHO currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein we compete.

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

OUR STOCK PRICE HAS BEEN VOLATILE.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended September 30, 2005, the market price of our common stock has been as high as $9.36, and as low as $8.00. Additionally, over the course of the year ended September 30, 2005, the market price of our common stock has been as high as $10.35 and as low as $7.10. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under "Item 15. Exhibits, Financial Statement Schedules".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of September 30, 2005, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations. During the quarter ended September 30, 2005, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  officers  and  directors  of  ECHO  are:

                                                                Date first became
                     Name                    Position          Officer or Director
            -----------------------  ------------------------  -------------------
            Joel M. Barry            Chairman of the Board,                   1986
                                     Chief Executive Officer

            Charles J. Harris        Director, President, COO                 2005

            Alice L. Cheung          Chief Financial Officer,                 1996
                                     Treasurer

            Sharat Shankar           Senior Vice President                    2003

            Patricia M. Williams     Senior Vice President                    1997

            Jack Wilson              Senior Vice President                    1994

            Kris Winckler            Senior Vice President                    1999

            Steve Hoofring           Senior Vice President                    2003

            Rick Slater              Vice President, CTO                      1998

            Arnold Feinberg          Vice President                           2000

            Jesse Fong               Vice President                           1994

            David Griffin            Vice President                           1990

            Robert Hare              Vice President                           1999

            Donna L. Rehman          Corporate Secretary                      1990

            Herbert L. Lucas, Jr.    Director                                 1991

            Aristides W. Georgantas  Director                                 1999

            Carl R. Terzian          Director                                 2002

            Richard D. Field         Director                                 2004

            H. Eugene Lockhart       Director                                 2005

JOEL M. BARRY, age 55, has been a Director of ECHO since July 1986, and Chairman of the Board since December 1986. Mr. Barry served as Chief Financial Officer from May 1987 to June 1990, and Executive Vice President from October 1987 to June 1990, when he was designated Chief Executive Officer of ECHO. Mr. Barry is also a Director and Chief Executive Officer of the MerchantAmerica and XPRESSCHEX, Inc. wholly owned subsidiaries. From August 1983 to June 1991, Mr. Barry was a lecturer and investment counselor for Basics Financial Planning and Investments, a firm he founded in 1983. From 1981 to 1983, Mr. Barry owned and operated Dynamic Seminars, a marketing company for Financial Dynamics, a financial planning firm located in Covina, California. From 1975 to 1981, Mr. Barry was manager of Quality Assurance and In-House Customer Service at Science Dynamics Corporation, a medical data processing firm. From 1972 to 1974, Mr. Barry owned and operated a gospel music recording business located in Anaheim, California.

CHARLES J. HARRIS, age 43, joined ECHO in September 2005 as President, Chief Operating Officer and a Director to serve on the Board of Directors of ECHO.
Prior to joining the Company, Mr. Harris served in executive, operational and sales leadership positions at prominent organizations including Paymentech and Electronic Data Systems. His last position was as President of Merchant Link, a wholly-owned subsidiary of Paymentech, which supplies electronic payment technologies and outsourced services to the point-of-sale market.

ALICE L. CHEUNG, age 48, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung became a Certified Public Accountant in May 1982. From February 1988 to January 1996, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems (AMS). AMS merged with Nextel Communications, Inc. in 1995. Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

SHARAT SHANKAR, age 35, joined ECHO in June 2003 as Vice President Risk Management and Business Intelligence and in December 2003, he was promoted to Senior Vice President. In April 2005, Mr. Shankar was appointed to hold the position of General Manager Check Services. Prior to joining ECHO, Mr. Shankar worked at TeleCheck for approximately eight years where he held a variety of positions leading up to Vice President of Risk Management. Prior to TeleCheck, Mr. Shankar held positions at MetLife as well as Hong Kong and Shanghai Bank, Madras, India.

PATRICIA M. WILLIAMS, age 40, joined ECHO in September 1996, serving as Director of Program Management. Ms. Williams was appointed Vice President Corporate Program Management in October 1997 and Vice President Check Services in October 2001. In June of 2003, Ms. Williams was appointed to the position of Vice President Sales and Marketing and in December 2003, was promoted to Senior Vice President. In April 2005 Ms. Williams was appointed to hold the position of General Manager of Credit Card Services. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles.

JACK WILSON, age 61, has served as Vice President of Merchant Services since June 1994 and was Director of Bankcard Relations for ECHO from October 1992 until May 1994. In December 2003, he was promoted to Senior Vice President Merchant Services and in April 2005, he was appointed to the position of Senior Vice President Credit Card Services. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank.

KRIS WINCKLER, age 40, joined ECHO in April, 1999, as Vice President of ECHO's XPRESSCHEX subsidiary. In December 2003, he was promoted to Senior Vice President Product and Strategic Planning and in April 2005, he was appointed to the position of Senior Vice President Check Services. Prior to joining ECHO, Mr. Winckler was a consultant at Andersen Consulting and the President of Magic Software, a company specializing in check verification, conversion, and ACH software. Mr. Winckler has been active in the check and collection industry for over ten years and has been a member of the Electronic Check Council of NACHA since 1998. Mr. Winckler is an Accredited ACH Professional (AAP) and Certified Treasury Professional (CTP).

STEVE HOOFRING, age 45, joined ECHO in October 2001 as Implementation Manager for the Check Services group and was appointed Vice President Visa POS Check and Client Services in October 2003 and Senior Vice President Operations in August 2005. Mr. Hoofring was President of Running Dog Software, Inc., which developed 'Enterprise' software for small to medium size businesses. Prior to this, Mr. Hoofring held several management positions with Emerson Power Transmission, a subsidiary of Emerson Electric, Inc.

RICK SLATER, age 45, joined ECHO in May 1995 as Vice President of Computer Based Controls, Inc. ("CBC"). Mr. Slater was appointed President of CBC in December 1995, Vice President of ECHO in November 1998 and Chief Technology Officer in October 1999. Prior to joining ECHO, Mr. Slater was President of Slater Research, which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. Prior to this position, Mr. Slater served as a group leader at Aiken Advanced Systems.

ARNOLD FEINBERG, age 56, joined ECHO in January 2000 as Vice President of Sales. Prior to joining ECHO, Mr. Feinberg was an independent sales consultant for Rocky Mountain Retail Systems, a company that provided check authorization software and transaction processing services and was acquired by ECHO in 2000. From 1986 to 1993, Mr. Feinberg was employed by Lawrence Data Service, Inc. where he developed the franchise division for regional check verification and collection under National Check Association.

JESSE FONG, age 54, has served as Vice President of Information Systems since September 1994. Mr. Fong joined ECHO in 1984 and has served as programmer, Data Processing manager and MIS director. Mr. Fong worked as Marketing manager, Sales manager and Trainer with the Xerox Corporation in Taiwan from 1974 to 1978. After that, he joined Abbott Laboratory as Country manager for two years. After immigrating to the United States in 1980, he worked as International
Marketing  manager  in  a  trading  firm  for  four  years.

DAVID GRIFFIN, age 57, has served as Vice President of Major Accounts since June 2003. Previous to this capacity, he was Vice President of Check Guarantee from October 2001 to June 2003, Vice President of Check Services for ECHO from June 1990 to October 2001 and Vice President of Operations from January 1986 until September 1989, at which time he became a consultant to ECHO. Mr. Griffin has served as Senior Vice President and General Manager for TeleCheck, Los Angeles and TeleCheck, San Diego, from May 1983 to August 1985. Prior to these appointments, he was Regional Manager of TeleCheck Services, a franchiser of check guarantee services, a division of Tymshare Corporation, which was subsequently acquired by McDonnell Douglas Corporation.

ROBERT HARE, age 40, joined ECHO in April 1999 through the acquisition of Magic Software Development, a company he co-founded in 1991 to provide check verification, conversion and ACH software. Prior to founding Magic Software Development, Mr. Hare was a software developer with Titan Business Systems and a systems analyst with the University of New Mexico.

DONNA  L.  REHMAN,  age  56,  joined  ECHO  in  1988 and has served as Corporate
Secretary since 1990. For three years prior thereto, she was self-employed in Woodland Hills, California in educational books and toys. She was employed as an administrative assistant in Chicago for 4 years and Los Angeles for 5 years.

HERBERT L. LUCAS, JR., age 79, has been a Director since 1991. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Scolr Pharma, Inc. and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, The Morgan Library, National Association of Independent Schools and Winrock International. He was formerly a member of the Board of Trustees of Princeton University.

ARISTIDES W. GEORGANTAS, age 61, has served as a Director since February 1999. Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank's Global Asset Management/Private Banking Division. He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Corporation, the Glenmede Trust Company, the Foundation for Public Broadcasting in New Jersey, Mathematica Policy Research, Inc. and the Rita Allen Foundation.

CARL R. TERZIAN, age 70, has served as a Director since December, 2002. Following his education, Mr. Terzian served as an international good will ambassador for President Eisenhower and Secretary of State John Foster Dulles; director of public and church relations for the Lutheran Hospital Society of Southern California; civic affairs consultant to the California savings and loan industry; and dean and professor of government and speech at Woodbury University. In 1965, Mr. Terzian joined Charles Luckman Associates, an architectural firm, to handle its public relations throughout the United States and worldwide and began his own public relations firm, Carl Terzian

Associates, in 1969. Mr. Terzian currently serves as a director on the board of Transamerica Investors, Inc., National Mercantile Bancorp and Mercantile National Bank along with various non-profit boards, commissions, advisory groups, and task forces.

RICHARD D. FIELD, age 65, became a Director of ECHO in July 2004. Mr. Field has worked in the financial services industry for over 35 years as an executive of the Bank of New York, Chase, and Citigroup, and a director of Mastercard
International and Chairman of its U.S. Board. Since retiring from full time employment in 1997, he has continued his career in the specialty financial areas as a co-founder and director of LendingTree, Inc. as well as serving on the boards of Providian Financial Corporation and HPSC, Inc.

H. EUGENE LOCKHART, age 56, was appointed as a member of ECHO's Board of Directors in May 2005. Mr. Lockhart is a Venture Partner with Oak Investment Partners responsible for the development and management of Oak's Financial Services Technology Portfolio. Mr. Lockhart was previously President and CEO of MasterCard International, President of the Global Retail Bank, Senior Vice Chairman of BankAmerica Corporation, and President of Consumer Services at AT&T. Mr. Lockhart currently sits on various public boards such as RJR/Nabisco Holdings, RadioShack Corporation, Dun & Bradstreet, Inc., IMS Health, Inc. and Asset Acceptance Capital Corporation.

All directors are to be elected to three year terms by the stockholders and serve until their respective terms have expired. The Annual Meeting of Stockholders was held on February 7, 2005, and the election of directors was held at that time. All officers serve at the pleasure of our Board of Directors.

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

IDENTIFICATION  OF  AUDIT  COMMITTEE

Our Board of Directors has a separately standing Audit Committee. The Audit Committee currently consists of Richard D. Field, Aristides W. Georgantas, H. Eugene Lockhart, Herbert L. Lucas, Jr., and Carl R. Terzian. Messrs. Field, Georgantas, Lockhart, Lucas and Terzian are "independent directors" within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee's primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2005, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for Steven Smith, our former Chief Information Officer, who did not timely file a Form 3.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid and stock options offered by us during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, to our Chief Executive Officer and to each of our five most highly compensated executive officers, other than the Chief Executive Officer (collectively with the Chief Executive Officer, the "Named Executive Officers"), whose compensation exceeded $100,000 during the fiscal year ended September 30, 2005.

SUMMARY  COMPENSATION  TABLE

                                                         Annual        Long Term
                                                      Compensation    Compensation
                                                   -----------------  ------------
                                                                       Securities
                        Capacities in                                  Underlying
Name                     Which Served      Year     Salary    Bonus    Options[2]   Other[3]
--------------------  ------------------  -------  --------  -------  ------------  ---------

Joel M. Barry[1]      Chairman/Chief         2005  $261,875  $50,000        30,000  $     -0-
                      Executive Officer      2004   241,500   50,000        60,000        -0-
                                             2003   223,125      -0-        40,000        -0-

Sharat Shankar        Sr. Vice President     2005  $143,750  $56,000        21,000  $   5,855
                                             2004   131,430   47,500        35,000      2,343
                                             2003    46,333    5,000        50,000        -0-

Arnold Feinberg       Vice President         2005  $143,870  $50,000        14,000  $   5,465
                                             2004   120,200   50,000        20,000      4,616
                                             2003    99,333   50,000        10,000      3,014

Alice Cheung          Chief Financial        2005  $147,500  $42,000        30,000  $   5,390
                      Officer/Treasurer      2004   138,000   40,000        35,000      4,940
                                             2003   125,500   15,000        15,000      4,175

Patricia M. Williams  Sr. Vice President     2005  $136,250  $31,000        21,000  $     -0-
                                             2004   123,000   35,000        35,000        -0-
                                             2003   111,190   15,000        15,000        -0-

Jack Wilson[1]        Sr. Vice President     2005  $136,250  $31,000        21,000  $   5,141
                                             2004   123,000   35,000        35,000      4,412
                                             2003   111,190   15,000        15,000      2,998

---------------------

[1] We provide Mr. Barry and Mr. Wilson with an automobile. There has been no compensation paid other than that indicated in the above table.
[2] Mr. Feinberg exercised 4,000 shares of his options at $1.30 per share, granted in fiscal 2003; Ms. Williams exercised 6,000 shares of her options at $1.30 per share, granted in fiscal 2003.
[3] Represents our match of contributions to our 401(k) Plan. We contribute 50% of the first 6% of each employee's contribution to the 401(k) Plan.

FISCAL  2005  OPTION  GRANTS  TABLE

The following table sets forth the stock options granted to our Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended September 30, 2005. Under applicable Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. We have chosen to project this estimate using the potential realizable value at assumed annual rates of stock price appreciation for the option term at assumed rates of appreciation of 5% and 10%. However, the ultimate value will depend upon the market value of our stock at a future date, which may or may not correspond to the following projections.

                                                                             Potential Realization
                                                                               Value at Assumed
                                                                                Annual Rates of
                                                                                 Stock Price
                                   Percent of                                   Appreciation for
                                 Total Granted     Exercise                      Option Term
                     Options    to Employees in     Price     Expiration  --------------------------
Name                Granted[1]    Fiscal Year     per share      Date         5%            10%
------------------  ----------  ----------------  ----------  ----------  -----------  -------------
Joel M. Barry           30,000            11.54%  $     7.60    11/15/14  $   93,000   $    216,000
Sharat Shankar          21,000             8.08%  $     7.60    11/15/14  $   65,000   $    151,000
Arnold Feinberg         14,000             5.38%  $     7.60    11/15/14  $   43,000   $    101,000
Alice Cheung            30,000            11.54%  $     7.60    11/15/14  $   93,000   $    216,000
Patricia M. Williams    21,000             8.08%  $     7.60    11/15/14  $   65,000   $    151,000
Jack Wilson             21,000             8.08%  $     7.60    11/15/14  $   65,000   $    151,000

---------------------

[1] All options vest in five equal annual installments beginning 12 months following the date of the grant.

AGGREGATED  OPTION/SAR  EXERCISES  AND  FISCAL-YEAR  OPTION/SAR  VALUE  TABLE

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2005 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers as of the fiscal year ended September 30, 2005.

                                                              Value of
                                               Number of     unexercised
                        Shares                unexercised   in-the-money
                      acquired on    Value    options/SARS  Options/SARS
       Name            exercise    realized    at FY-end    at FY-end[1]
--------------------  -----------  ---------  ------------  -------------
Joel M. Barry              15,000  $     -0-       265,000  $   1,221,225
Sharat Shankar                -0-  $     -0-       106,000  $     418,650
Arnold Feinberg             4,000  $  28,340        69,000  $     147,200
Alice Cheung                8,500  $  36,357       106,500  $     401,425
Patricia M. Williams       18,000  $  79,536        92,000  $     331,830
Jack Wilson                   -0-  $     -0-        92,500  $     353,725

---------------------

[1] Based on the closing sales price of the Common Stock on September 30, 2005 of $9.25 per share, less the option exercise price.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information concerning our equity compensation plans as of September 30, 2005.

                                                                 (c) Number of securities
                        (a) Number of                             remaining available for
                      securities to be                             future issuance under
                         issued upon      (b) Weighted-average      equity compensation
                         exercise of        exercise price of      (excluding securities
Plan Category        outstanding options   outstanding options   reflected in column (a))
-------------------  -------------------  ---------------------  -------------------------
Equity compensation
plans approved by
security holders[1]            1,116,125              $5.51                        285,600

---------------------

[1] Plan represents the Officers and Key Employees Incentive Stock Option Plan, which expired in May 2002, and our 2003 Incentive Stock Option Plan.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

The Compensation Committee of our Board of Directors is currently composed of Richard D. Field, Aristides W. Georgantas, H. Eugene Lockhart, Herbert L. Lucas, Jr., who serves as the Chairman of the Committee, and Carl R. Terzian. No interlocking relationship exists between our Board of Directors, Compensation Committee or executive officers and the board of directors, compensation committee or executive officers of any other company.

DIRECTOR  COMPENSATION

In fiscal 2005, Messrs. Georgantas, Lucas and Field each received $55,000.00 and Mr. Terzian received $52,500.00. Mr. Lockhart, appointed on May 5, 2005, to fill a vacancy on the Board of Directors, received $8,333.34 in fiscal 2005. Each outside director received $48,250 in fiscal 2004 and $28,000 and 3,031 shares of Common Stock in fiscal 2003. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

EMPLOYMENT  AGREEMENTS

None.

BONUS, PROFIT-SHARING AND OTHER REMUNERATION PLANS AND PENSION AND RETIREMENT PLANS

In addition to salary, the Compensation Committee, from time to time, grants stock options and restricted stock grants to executive officers and key personnel pursuant to the 2003 Incentive Stock Option Plan. The Compensation Committee thus views equity-based compensation as an important component of its long-term, performance-based compensation philosophy. Since the value of stock options and grants of restricted stock bears a direct relationship to our stock price, the Compensation Committee believes that stock options and grants of restricted stock motivate executive officers and key personnel to manage us in a manner which will also benefit shareholders. As such, stock options and grants of restricted stock are granted at the current market price. One of the principal factors considered in granting stock options and grants of restricted stock to executive officers or key personnel is their ability to influence our long-term growth and profitability.

The Compensation Committee has also established a bonus program to reward extraordinary performance that exceeds pre-set goals established for executive officers and key personnel. We believe that such a bonus program provides the incentive to exceed such goals, thereby building shareholder value.

We have a contributory 401(K) Retirement Pension Plan, which covers all employees who are qualified under the plan provisions. In fiscal 2005, we also adopted a non-qualified deferred compensation plan that provides additional retirement investment alternatives for eligible employees and directors and is complementary to our contributory 401(K) Retirement Pension Plan.

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

On April 19, 2004, our Compensation Committee approved certain non-material changes to our 2003 Incentive Stock Option Plan.

On December 21, 2004, our Compensation Committee authorized an amendment and restatement of the 2003 Incentive Stock Option Plan to, among other matters, (i) increase the number of shares to be issued under the 2003 Incentive Stock Option Plan from 900,000 to 1,150,000 shares, and (ii) permit the grant of restricted stock under the plan.

With the exception of the foregoing, we have no stock option plans or other similar or related plans in which any of our officers or directors participate.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 12, 2005, there were 6,661,701 shares of our Common Stock outstanding. Based on our review of Schedules 13D and 13G filed with the Securities and Exchange Commission on the dates noted, the following persons have beneficial ownership or control over 5% or more of our outstanding Common
Stock:

                                              Amount and         Percentage of
                                         Nature of Beneficial  Outstanding Stock
Name and Address                              Ownership           At 12/12/05
---------------------------------------  --------------------  ------------------

Melvin Laufer                                  519,839               7.80%
136 Beach 140th Street
Far Rockaway, NY 11694
Schedule 13D/A filed September 3, 2004

William Blair and Company LLC                  771,507               11.58%
222 W. Adams Street
Chicago, IL 60606
Schedule 13G/A filed June 30, 2005


Discovery Equity Partners LP; Discovery        736,919               11.06%
Group I LLC; Daniel J. Donoghue;
Michael R. Murphy
71 South Wacker Drive
Chicago, IL 60606
Schedule 13G filed May 13, 2005

The following table sets forth the number of shares of Common Stock owned beneficially by our (i) directors, (ii) the Named Executive Officers (as defined below), and (iii) the executive officers and directors as a group, as of December 12, 2005. Such figures are based upon information furnished by the persons named.

                                  Amount and           Percentage of
                             Nature of Beneficial  Outstanding Stock[1]
Name and Address                  Ownership             At 12/12/05
---------------------------  --------------------  ---------------------
Joel M. Barry                       294,619[2]                     4.32%
730 Paseo Camarillo
Camarillo, CA 93010

Alice L. Cheung                      65,500[2]                     0.98%
730 Paseo Camarillo
Camarillo, CA 93010

Arnold Feinberg                      39,800[2]                     0.59%
15638 54th
Oskaloosa, KS  66066

Richard Field                       203,696[3]                     3.06%
49 Locust Avenue
New Canaan, CT 06840

Aristides W. Georgantas              16,521                        0.25%
180 Springdale Road
Princeton, NJ  08540

Herbert L. Lucas, Jr.                57,880[4]                     0.87%
12011 San Vicente Blvd.
Los Angeles, CA 90049

Sharat Shankar                       38,200[2]                     0.57%
730 Paseo Camarillo
Camarillo, CA 93010

Carl R. Terzian                       3,031                        0.05%
12400 Wilshire Blvd.
Los Angeles, CA 90025

Patricia M. Williams                 51,875[2]                     0.77%
730 Paseo Camarillo
Camarillo, CA 93010

Jack Wilson                          52,275[2][5]                  0.78%
730 Paseo Camarillo
Camarillo, CA 93010

All officers and directors
as a group (19 persons)           1,116,011[6]                    15.62%

     ------------------------------

[1] Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at December 12, 2005.
[2] Includes stock options according to the terms of the Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Joel M. Barry, 164,000 shares; Alice Cheung, 53,500 shares; Arnold Feinberg, 39,800 shares; Sharat Shankar, 38,200 shares; Patricia Williams, 46,200 shares; and Jack Wilson 46,700 shares.
[3]  Includes  103,400  shares  which are in an IRA account in Mr. Field's name.
[4] Includes 17,972 shares indirectly owned by Mr. Lucas through a trust for his wife.
[5]  Includes  530  shares  indirectly  owned  by  Mr.  Wilson through his wife.
[6] Includes shares and stock options according to the terms of the Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Jesse Fong, 15,154 shares; David Griffin, 20,786 shares; Robert Hare, 54,991 shares; Charles Harris; 50,000 shares; Steven Hoofring, 25,500 shares; Donna Rehman, 4,900 shares; Rick Slater, 36,400 shares; and Kris Winckler, 83,532 shares.

CHANGES IN CONTROL

We do not have any arrangements which may at a subsequent date result in a change in control.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related-party transactions since the beginning of fiscal 2005.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES
PricewaterhouseCoopers, LLP, our independent accountants ("PricewaterhouseCoopers") billed us an aggregate of approximately $190,000 and $135,000 in fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2005 and September 30, 2004, respectively, and the reviews of the financial statements included in our Form 10-Q's for fiscal 2005 and 2004.

AUDIT-RELATED FEES
PricewaterhouseCoopers billed us an aggregate of approximately $5,000 and $50,000 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended September 30, 2005 and September 30, 2004, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended September 30, 2005 and 2004, respectively, our Audit Committee pre-approved 100% of the services described above.

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The  following  documents  are  filed  as  part  of  this  report:

    (1)  Consolidated Financial Statements

                                                                                    Page
                                                                                    ----
        Report of Independent  Registered Public Accounting Firm . . . . . . . . .  F-1

        Consolidated Balance Sheets at September 30, 2005 and 2004 . . . . . . . .  F-2

        Consolidated Statements of Operations for each of the three years in the period ended September 30, 2005 . . . . . . . . . . . . . . . . . .  F-3

        Consolidated Statements of Changes in Stockholders' Equity
        for each of the three years in the period ended September 30, 2005 . . . .  F-4

        Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2005 . . . . . . . . . . . . . . . . . .  F-5

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  F-6

    (2) Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts and Reserves . . . . . . .  S-1

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Exhibits:

Exhibit
Number   Description of Document
-------  -------------------------------------------------------------------------------------------------------

  2.1    Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO
         Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[4]
  2.2    Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO
         Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[5]
  3.1    Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on
         December 11, 1981.[1]
  3.1.1  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on June 21, 1990.
  3.1.2  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on September 27, 1991.
  3.1.3  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on August 5, 1993.
  3.1.4  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on April 7, 1995.
  3.1.5  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on April 7, 1997.
  3.1.6  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on March 13, 1998.
  3.1.7  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on June 21, 1999.


  3.1.8  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on September 6, 2001.
  3.2    By-Laws of Bio Recovery Technology, Inc.[1]
  3.2.1  Amendment to the By-Laws of Electronic Clearing House, Inc., dated April 25, 2005.
  3.2.2  Amendment to the By-Laws of Electronic Clearing House, Inc., dated September 9, 2005.
  4.1    Amended and Restated Rights Agreement between Electronic Clearing House, Inc. and OTR, Inc., dated January 29, 2003.[11]
  4.1.1  Amendment Number One to Amended and Restated Rights Agreement dated September 27, 2004.[12]
  4.2    Specimen Common Stock Certificate. [2]
  4.3    Amended and Restated 2003 Incentive Stock Option Plan.[13]
  4.4    Amended and Restated Officers and Key Employees Incentive Stock Option Plan.[14]
  10.35  Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House,
         Inc. and First Regional Bank, dated June 24, 1997. [3]
  10.42  Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International,
         dated January 1, 2000.[5]
  10.46  Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between
         Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
  10.47  Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services
         Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
  10.48  Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing
         House, Inc., dated December 12, 2000.[6]
  10.49  Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing
         House, Inc., dated April 19, 2001. [6]
  10.50  Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc.,
         dated October 1, 2001. [6]
  10.51  Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc.
         and Electronic Clearing House, Inc. dated December 12, 2000. [7]
  10.52  Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
  10.53  Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
  10.54  Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [8]
  10.55  Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [8]
  10.56  Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo,
         Camarillo, California 93010.[9]
  10.57  First Amendment to Lease dated July 10, 2003, by and between the Registrant and the 1989 Sheehan
         Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010.
  10.58  Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan
         Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010. [10]
  11.1   Statement re computation of per share earnings, incorporated herein by reference to Note 10 of the
         Notes to Consolidated Financial Statements.
  21.0   Subsidiaries of Registrant as of September 30, 2005.
  23.1   Consent of PricewaterhouseCoopers LLP
  24.1   Power of Attorney [15]
  31.1   Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
  31.2   Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
  32.1   Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
  32.2   Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

---------------------

     [1] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
     [2] Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
     [3] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
     [4] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
     [5] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
     [6] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
     [7] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
     [8] Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
     [9] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
     [10] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2004 and incorporated herein by reference.
     [11] Filed  as  an Exhibit to Registrant's Form 8-A dated February 10, 2003 and  incorporated  herein  by  reference.
     [12] Filed  as an Exhibit to Registrant's Form 8-K dated September 30, 2004 and  incorporated  herein  by  reference.
     [13] Filed  as  an  Exhibit  to  Registrant's  Notice  of Annual Meeting of
          Shareholders dated February 7, 2005 and incorporated herein by reference.
     [14] Filed  as  an  Exhibit  to  Registrant's  Notice  of Annual Meeting of
          Shareholders dated February 4, 1999 and incorporated herein by reference.
     [15] Included  on  signature  page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ELECTRONIC CLEARING HOUSE, INC.

          By:  /s/ Joel M. Barry
               ------------------------------
               Joel M. Barry, Chief Executive
               Officer and Chairman

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

        SIGNATURE                            TITLE                                 DATE
        ---------                            -----                                 ----

     /s/  Joel M. Barry               Chairman of the Board           )     December  21, 2005
     ------------------               and Chief Executive Officer     )
          Joel M. Barry                                               )
                                                                      )
     /s/  Charles J. Harris           Director, President and         )
     ----------------------           Chief Operating Officer         )
          Charles J. Harris                                           )
                                                                      )
     /s/  Aristides W. Georgantas     Director                        )
     ----------------------------                                     )
          Aristides W. Georgantas                                     )
                                                                      )
     /s/  Herbert L. Lucas, Jr.       Director                        )
     --------------------------                                       )
          Herbert L. Lucas, Jr.                                       )
                                                                      )
     /s/  Carl R. Terzian             Director                        )
     --------------------                                             )
          Carl R. Terzian                                             )
                                                                      )
     /s/  Richard D. Field            Director                        )
     ----------------------                                           )
          Richard D. Field                                            )
                                                                      )
     /s/  H.Eugene Lockhart           Director                        )
     --------------------                                             )
          H. Eugene Lockhart                                          )
                                                                      )
     /s/  Alice L. Cheung             Chief Financial Officer         )
     --------------------             and Treasurer                   )
          Alice L. Cheung                                             )
                                                                      )
     /s/  Marjan Hewson               Controller                      )
     -----------------                                                )
          Marjan Hewson                                               )

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and shareholders:



In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, effective October 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" and changed its method of accounting for goodwill.


/s/ PricewaterhouseCoopers LLP


PRICEWATERHOUSECOOPERS LLP
LOS ANGELES, CALIFORNIA
DECEMBER 7, 2005


                                       F1

                                ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------

                                                                           September 30,
                                                                    --------------------------
                                                                        2005          2004
                                                                    ------------  ------------
                                          ASSETS
                                          ------
Current assets:
    Cash and cash equivalents                                       $ 6,732,000   $ 7,576,000
    Restricted cash                                                   1,448,000     1,024,000
    Settlement deposits                                              17,094,000    18,282,000
    Settlement receivables less allowance of $25,000 and $22,000        981,000       451,000
    Accounts receivable less allowance of $92,000 and $111,000        2,421,000     1,943,000
    Prepaid expenses and other assets                                   385,000       368,000
    Deferred tax asset                                                  249,000       279,000
                                                                    ------------  ------------

Total current assets                                                 29,310,000    29,923,000

Noncurrent assets:
  Property and equipment, net                                         2,337,000     2,293,000
  Software, net                                                       8,876,000     6,844,000
  Other assets, net                                                     294,000       368,000
                                                                    ------------  ------------

        Total assets                                                $40,817,000   $39,428,000
                                                                    ============  ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Short-term borrowings and current portion of
    long-term debt                                                  $   426,000   $   878,000
  Accounts payable                                                      305,000       305,000
  Settlement payable                                                 18,075,000    18,733,000
  Accrued expenses                                                    2,467,000     2,003,000
                                                                    ------------  ------------

Total current liabilities                                            21,273,000    21,919,000

Noncurrent liabilities:
  Long-term debt                                                        705,000       704,000
  Deferred tax liability                                              1,067,000       565,000
                                                                    ------------  ------------

        Total liabilities                                            23,045,000    23,188,000
                                                                    ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 36,000,000 shares authorized;
    6,620,531 and 6,451,331 shares issued; 6,582,262 and 6,413,062
    shares outstanding                                                   66,000        64,000
Additional paid-in capital                                           25,574,000    24,658,000
Accumulated deficit                                                  (6,983,000)   (8,016,000)
Less treasury stock at cost, 38,269 and 38,269 common shares           (466,000)     (466,000)
Less unearned stock compensation                                       (419,000)          -0-
                                                                    ------------  ------------

        Total stockholders' equity                                   17,772,000    16,240,000
                                                                    ------------  ------------

        Total liabilities and stockholders' equity                  $40,817,000   $39,428,000
                                                                    ============  ============

          See accompanying notes to consolidated financial statements.


                                       F2

                                    ELECTRONIC CLEARING HOUSE, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------

                                                                      Year ended September 30,
                                                              ----------------------------------------
                                                                  2005          2004          2003
                                                              ------------  ------------  ------------
REVENUES                                                      $55,551,000   $48,320,000   $41,149,000
                                                              ------------  ------------  ------------

COSTS AND EXPENSES:
    Processing and transaction expense                         35,867,000    30,370,000    27,173,000
    Other operating costs                                       5,653,000     5,182,000     4,373,000
    Research and development expense                            1,609,000     1,465,000     1,464,000
    Selling, general and administrative expenses               10,743,000     7,846,000     5,714,000
                                                              ------------  ------------  ------------

                                                               53,872,000    44,863,000    38,724,000
                                                              ------------  ------------  ------------

Income from operations                                          1,679,000     3,457,000     2,425,000

Interest income                                                   136,000        71,000        28,000
Interest expense                                                 (113,000)     (175,000)     (200,000)
Gain on sale of building                                              -0-     1,319,000           -0-
                                                              ------------  ------------  ------------

Income before provision for income taxes
and cumulative effect of an accounting change                   1,702,000     4,672,000     2,253,000


Provision for income taxes                                       (669,000)   (1,823,000)     (925,000)
                                                              ------------  ------------  ------------

Income before cumulative effect of an accounting change         1,033,000     2,849,000     1,328,000
Cumulative effect of an accounting change to adopt SFAS 142           -0-           -0-    (4,707,000)
                                                              ------------  ------------  ------------

Net income (loss)                                             $ 1,033,000   $ 2,849,000   $(3,379,000)
                                                              ============  ============  ============

Basic net earnings (loss) per share
    Before cumulative effect of accounting change             $      0.16   $      0.45   $      0.23
    Cumulative effect of accounting change                            -0-           -0-         (0.81)
                                                              ------------  ------------  ------------
    Basic net earnings (loss) per share                       $      0.16   $      0.45   $     (0.58)
                                                              ============  ============  ============

Diluted net earnings (loss) per share
    Before cumulative effect of accounting change             $      0.15   $      0.41   $      0.22
    Cumulative effect of accounting change                            -0-           -0-         (0.78)
                                                              ------------  ------------  ------------
    Diluted net earnings (loss) per share                     $      0.15   $      0.41   $     (0.56)
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


                                       F3

                                                ELECTRONIC CLEARING HOUSE, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  ----------------------------------------------------------

                                  Stock                   Additional                  Unearned
                           --------------------  Common     Paid-in     Treasury       Stock        Accumulated
                           Treasury    Common     Stock     Capital      Stock      Compensation      Deficit        Total
                           ---------  ---------  -------  -----------  ----------  --------------  -------------  ------------
Balance at
  September 30, 2002         39,269   5,835,331  $58,000  $21,435,000  $(469,000)           $-0-    $(7,486,000)  $13,538,000

Exercise of stock options                75,750    1,000      157,000                                                 158,000
Issuance of common
  stock to outside
  directors                               9,093                21,000                                                  21,000
Issuance of stock for
  equipment purchase         (1,000)                                       3,000                                        3,000
Expense related to stock
  option issuance                                              28,000                                                  28,000
Net loss                                                                                             (3,379,000)   (3,379,000)
                           ---------  ---------  -------  -----------  ----------  --------------  -------------  ------------

Balance at
  September 30, 2003         38,269   5,920,174   59,000   21,641,000   (466,000)            -0-    (10,865,000)   10,369,000

Private Placement                       437,957    4,000    2,689,000                                               2,693,000
Exercise of stock options                93,200    1,000      220,000                                                 221,000
Expense related to stock
  option issuance                                              33,000                                                  33,000
Tax benefit from exercise
  of stock option                                              75,000                                                  75,000
Net income                                                                                            2,849,000     2,849,000
                           ---------  ---------  -------  -----------  ----------  --------------  -------------  ------------

Balance at
  September 30, 2004         38,269   6,451,331   64,000   24,658,000   (466,000)            -0-     (8,016,000)   16,240,000

Exercise of stock options               119,200    1,000      393,000                                                 394,000
Issuance of restricted
  stock                                  50,000    1,000      424,000                   (419,000)                       6,000
Expense related to stock
  option issuance                                               8,000                                                   8,000
Tax benefit from stock
  exercise                                                     91,000                                                  91,000
Net income                                                                                            1,033,000     1,033,000
                           ---------  ---------  -------  -----------  ----------  --------------  -------------  ------------

Balance at
  September 30, 2005         38,269   6,620,531  $66,000  $25,574,000  $(466,000)  $    (419,000)  $ (6,983,000)  $17,772,000
                           =========  =========  =======  ===========  ==========  ==============  =============  ============

          See accompanying notes to consolidated financial statements.


                                       F4

                                    ELECTRONIC CLEARING HOUSE, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------

                                                                      Year ended September 30,
                                                             -----------------------------------------
                                                                 2005          2004           2003
                                                             ------------  -------------  ------------
Cash flows from operating activities:
  Net income (loss)                                          $ 1,033,000   $  2,849,000   $(3,379,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  (Gain) loss on sale of building                                    -0-     (1,319,000)       16,000
  Cumulative effect of an accounting change                          -0-            -0-     4,707,000
  Depreciation                                                   776,000        634,000       512,000
  Amortization of software                                     1,865,000      1,350,000     1,081,000
  Provisions for losses on accounts and notes receivable          43,000         92,000        67,000
  Provision for obsolete inventory                                10,000         46,000       110,000
  Write-down of real estate                                          -0-            -0-        55,000
  Fair value of stock issued in connection
    with director's compensation                                     -0-            -0-        21,000
  Deferred income taxes                                          532,000      1,628,000       942,000
  Stock option compensation                                       14,000         33,000        28,000
  Tax benefit from exercise of stock option                       91,000         75,000           -0-
Changes in assets and liabilities:
  Restricted cash                                               (424,000)       (47,000)      (71,000)
  Settlement deposits                                          1,188,000    (15,549,000)   (2,133,000)
  Accounts receivable                                           (518,000)       (95,000)     (389,000)
  Settlement receivables                                        (533,000)       244,000      (569,000)
  Accounts payable                                                   -0-       (474,000)      578,000
  Settlement payables                                           (658,000)    15,304,000     2,700,000
  Accrued expenses                                               464,000        661,000       349,000
  Prepaid expenses                                                 5,000       (107,000)      (76,000)
                                                             ------------  -------------  ------------
  Net cash provided by operating activities                    3,888,000      5,325,000     4,549,000
                                                             ------------  -------------  ------------
Cash flows from investing activities:
  Other assets                                                     4,000        141,000       (51,000)
  Purchase of equipment                                         (781,000)      (744,000)     (664,000)
  Purchased and capitalized software                          (3,859,000)    (3,534,000)   (2,627,000)
  Proceeds from sale of building                                     -0-      2,233,000        71,000
                                                             ------------  -------------  ------------
  Net cash used in investing activities                       (4,636,000)    (1,904,000)   (3,271,000)
                                                             ------------  -------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                        400,000        811,000       292,000
  Repayment of notes payable                                    (438,000)    (1,916,000)     (177,000)
  Repayment of capitalized leases                               (452,000)      (562,000)     (452,000)
  Proceeds from private placement                                    -0-      2,693,000           -0-
  Proceeds from exercise of stock options                        394,000        221,000       158,000
                                                             ------------  -------------  ------------

  Net cash (used in) provided by financing activities            (96,000)     1,247,000      (179,000)
                                                             ------------  -------------  ------------

Net (decrease) increase in cash                                 (844,000)     4,668,000     1,099,000
Cash and cash equivalents at beginning of period               7,576,000      2,908,000     1,809,000
                                                             ------------  -------------  ------------

Cash and cash equivalents at end of period                   $ 6,732,000   $  7,576,000   $ 2,908,000
                                                             ============  =============  ============

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

Long-Lived  Assets
------------------

When circumstances warrant, the Company reviews its long-lived assets for impairment using estimated undiscounted future cash flows associated with such assets. An impairment loss would be determined as the difference between the fair values and the carrying amounts of the assets. Management believes no such impairment has occurred as of September 30, 2005.

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

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The shares issuable upon conversion of preferred stock and exercise of options and warrants are included in the weighted average for the calculation of diluted net income per share except where it would be anti-dilutive.

Stock-Based  Compensation
-------------------------

The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and to adopt only the disclosure requirements of FAS 123, as amended by SFAS No. 148.

The Company measures compensation expense for its employee stock-based compensation under APB 25. The Company provides pro-forma disclosures of net income and earnings per share as if a fair value method had been applied using the Black Scholes option pricing model. Compensation expense is recognized in association with the


                                       F8

-------

issuance of stock options for the difference, if any, between the trading price of the stock at the time of issuance and the price to be paid by the optionee. Compensation expense is recorded over the vesting period. Pro forma compensation costs for employee stock and stock option awards are amortized over the related service periods using the straight-line method.

The weighted average fair value of the options granted during the fiscal years ended September 30, 2005, 2004 and 2003 were $5.20, $4.93 and $1.66, respectively. For options granted in fiscal 2005, the risk free interest rate was approximately 3%, the expected life was 6 years, the expected volatility was approximately 76.6%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2004, the risk free interest rate was approximately 3%, the expected life was 7 years, the expected volatility was approximately 84.0%, and the expected dividend yield was 0%, all calculated on a weighted average basis. For options granted in fiscal 2003, the risk free interest rate was approximately 3%, the expected life was 5 years, the expected volatility was approximately 90.8%, and the expected dividend yield was 0%, all calculated on a weighted average basis.

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for the stock-compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation:

                                                       For the Fiscal Years Ended
                                                             September 30,
                                                    2005         2004          2003
                                                 -----------  -----------  ------------
Net income (loss)
        As reported                              $1,033,000   $2,849,000   $(3,379,000)

        Add: stock-based employee
        compensation expense included
        in reported net income, net of
        tax effect                                    5,000       20,000           -0-

        Deduct: total stock-based employee
        compensation expense determined
        under fair value-based method for
        all awards, net of related tax effects     (529,000)    (395,000)     (212,000)
                                                 -----------  -----------  ------------

Pro forma net income (loss)                      $  509,000   $2,474,000   $(3,591,000)
                                                 ===========  ===========  ============

Basic earnings (loss) per share:
        As reported                              $     0.16   $     0.45   $     (0.58)
        Pro forma                                $     0.08   $     0.39   $     (0.62)

Diluted earnings (loss) per share:
        As reported                              $     0.15   $     0.41   $     (0.56)
        Pro forma                                $     0.07   $     0.36   $     (0.60)


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


                                       F9

-------

Fair  Value  of  Financial  Instruments
---------------------------------------

The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Reclassifications
-----------------

Certain amounts in the September 30, 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

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

For the presentation of the 2004 and 2003 financial statements, the Company has revised amounts previously reported to conform to the revised classification. None of the classification changes has an impact on the gross margin, operating income, net income, net cash flow or any element of the Company's consolidated balance sheets for all periods presented. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.

New  Accounting  Pronouncement
------------------------------

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective for annual periods beginning after June 15, 2005. Management is currently evaluating the impact of SFAS 123R and it is expected that it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option awards.

NOTE  2  -  STATEMENT  OF  CASH  FLOWS:
---------------------------------------

                        September 30
                ----------------------------
                  2005      2004      2003
                --------  --------  --------
Cash paid for:
  Interest      $113,000  $175,000  $200,000
  Income taxes   154,000     8,000     1,000


Significant  non-cash  transactions  for  fiscal  2005  are  as  follows:

     -    A  note  was issued for $39,000 for the purchase of capital equipment.

     - Restricted stock valued at $425,000 was issued to an executive of the company.

Significant  non-cash  transactions  for  fiscal  2004  are  as  follows:

     - Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.


                                      F10

-------

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

NOTE 4 - PROPERTY AND EQUIPMENT:
--------------------------------

Property  and  equipment  are  comprised  of  the  following:

                                                          September 30
                                                  --------------------------
                                                      2005          2004
                                                  ------------  ------------
Computer equipment                                $ 4,231,000   $ 3,630,000
Furniture, fixtures and equipment                   1,051,000       897,000
Building improvements                                 119,000        76,000
Auto                                                   56,000        34,000
                                                  ------------  ------------
Cost                                                5,457,000     4,637,000

Less:  accumulated depreciation and amortization   (3,120,000)   (2,344,000)
                                                  ------------  ------------

Net book value                                    $ 2,337,000   $ 2,293,000
                                                  ============  ============

Included in property and equipment are assets under capital lease of $627,000 and $1,062,000 at September 30, 2005 and 2004, with related accumulated depreciation of $276,000 and $372,000, respectively. Amortization of assets recorded under capital leases is included with depreciation expense.

In March 2004, the Company sold a building, which formerly held the Company's corporate offices. The total sales price was $2,382,000, which resulted in a pre-tax gain of $1,319,000. Proceeds from the sale were used in part to pay off the two notes collateralized by the building.


                                      F11

NOTE  5  -  SOFTWARE
--------------------

The following table sets forth information regarding the costs associated with software purchased and developed for internal use:

                                       September 30
                                --------------------------
                                    2005          2004
                                ------------  ------------

Software                        $14,864,000   $11,005,000

Less: accumulated amortization   (5,988,000)   (4,161,000)
                                ------------  ------------

Net book value                  $ 8,876,000   $ 6,844,000
                                ============  ============


Included in software cost are assets under capital lease of $26,000 and $508,000 at September 30, 2005 and 2004, and related accumulated amortization of $13,000 and $132,000, respectively.

NOTE  6  -  OTHER  ASSETS
-------------------------

Other  assets  consist  of  the  following  at  September  30,  2005:

                       Accumulated       Net
              Cost    Amortization   Book Value
            --------  -------------  -----------

Patents     $173,000  $      88,000  $    85,000
Trademarks   280,000        115,000      165,000
Other        163,000        119,000       44,000
            --------  -------------  -----------

            $616,000  $     322,000  $   294,000
            ========  =============  ===========


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
            ========  =============  ===========


Amortization expense for the years ended September 30, 2005 and 2004 was $38,000 and $115,000, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is $38,000.


                                      F12

NOTE 7 - INCOME TAXES
---------------------

The  (provision)  benefit for income taxes consists of the following components:

                                                          September 30
                                              ------------------------------------
                                                 2005         2004         2003
                                              ----------  ------------  ----------
Current federal taxes                         $     -0-   $   (19,000)  $     -0-
Current state taxes                              (5,000)      (87,000)     (5,000)
Deferred taxes                                 (664,000)   (1,717,000)   (920,000)
                                              ----------  ------------  ----------

  Total (provision) benefit for income taxes  $(669,000)  $(1,823,000)  $(925,000)
                                              ==========  ============  ==========


The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

                                       September 30
                                 -------------------------
                                  2005    2004      2003
                                 ------  -------  --------
U.S. Federal statutory tax rate  34.00%   34.00%  (34.00%)
Add (deduct):
Non-deductible goodwill            -0-      -0-    65.00%
State and local taxes             5.12%    5.10%    4.50%
All other                         0.18%  (0.10%)    2.20%
                                 ------  -------  --------

Effective tax rate               39.30%   39.00%   37.70%
                                 ======  =======  ========


Components  of  the  deferred  tax  asset  (liabilities)  include:

                                                 September 30
                                         --------------------------
                                             2005          2004
                                         ------------  ------------
Deferred tax assets (liabilities):
  Capitalized software                   $(2,714,000)  $(1,727,000)
  Reserve for bad debts                       72,000        60,000
  Accrued bonus                               94,000           -0-
  Reserve on legal settlement                    -0-       125,000
  State tax expense                          129,000       103,000
  Stock option exercise                       83,000        94,000
  Net operating loss carryforward          1,316,000       861,000
  Business tax credit                        113,000       113,000
  AMT credit                                  89,000        85,000
                                         ------------  ------------
Total deferred tax assets (liabilities)  $  (818,000)  $  (286,000)
                                         ============  ============

The Company has a federal net operating loss carryforward of $3,370,000, which expires in 2021 through 2024. The Company has not recorded a valuation allowance against deferred tax assets because it expects to have future taxable income to recognize these assets.


                                      F13

NOTE  8  -  SHORT-TERM  BORROWINGS  AND  LONG-TERM  DEBT:
--------------------------------------------------------

Short-term  borrowings  and  long-term  debt  consist  of  the  following:

                                                                        September 30
                                                                  ------------------------
                                                                     2005         2004
                                                                  -----------  -----------
Term loan, collateralized by equipment, bearing
  interest at prime rate, repaid during 2005                             -0-       26,000

Term loan, collateralized by various assets of the Company, due
  2006, bearing interest at prime rate plus 1%, 7.50%
  at September 30, 2005                                               26,000      269,000

Term loan, collateralized by various assets of the Company,
  due October 2008, interest at prime rate plus .50%,
  7.25% at September 30, 2005                                        462,000      600,000

Term loan, collateralized by an asset of the Company,
  due March 2010, interest at 2%                                      36,000          -0-

Equipment lease line, collateralized by various assets of the
  Company, interest at prime rate plus .50%, 7.25% at
  September 30, 2005                                                 400,000          -0-

Capital leases                                                       207,000      687,000
                                                                  -----------  -----------

                                                                   1,131,000    1,582,000
Less:  current portion                                              (426,000)    (878,000)
                                                                  -----------  -----------

                                                                  $  705,000   $  704,000
                                                                  ===========  ===========

The weighted average interest rate on the prime rate term loans for the period they were outstanding during the year ended September 30, 2005 was 5.58%.

One of the term loans contains restrictive debt covenants consisting of debt service coverage ratio and tangible net worth requirements. As of September 30, 2005, the Company is in compliance with all such covenants. The Company has a $3,000,000 credit line with a bank, which was unused during fiscal year 2005.

The Company has a $2 million equipment lease line with Bank of the West which we have drawn down $1,000,000 as of September 30, 2005.

Future  maturities  of  debt  are  as  follows:

     Fiscal year ended September 30
     ------------------------------
               2006                  $  426,000
               2007                     290,000
               2008                     290,000
               2009                     120,000
               2010                       5,000
               thereafter                   -0-
                                     ----------
                                     $1,131,000
                                     ==========


                                      F14

NOTE 9 - ACCRUED EXPENSES:
-------------------------

                                                        September 30
                                                  ----------------------
Accrued expenses are comprised of the following:     2005        2004
                                                  ----------  ----------
Accrued bankcard fees                             $  293,000  $  235,000
Accrued compensation and payroll taxes               881,000     700,000
Accrued communication costs                          124,000     138,000
Accrued professional fees                            498,000     212,000
Accrued commission                                   310,000     220,000
Accrued litigation expense                               -0-     300,000
Other                                                361,000     198,000
                                                  ----------  ----------
                                                  $2,467,000  $2,003,000
                                                  ==========  ==========


NOTE  10  -  STOCKHOLDERS'  EQUITY:
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


                                      F15

--------


Earnings  (Loss)  Per  Share
----------------------------

The  following  table  sets  forth the computation of basic and diluted earnings
(loss)  per  share:

                                                            September 30
                                                 ------------------------------------
                                                    2005        2004         2003
                                                 ----------  ----------  ------------
Numerator:
  Income before cumulative effect of
    an accounting change                         $1,033,000  $2,849,000  $ 1,328,000
  Cumulative effect of an accounting change
    to adopt SFAS 142                                   -0-         -0-   (4,707,000)
                                                 ----------  ----------  ------------

      Net income (loss):                         $1,033,000  $2,849,000  $(3,379,000)
                                                 ==========  ==========  ============

Denominator:
  Weighted average shares outstanding for basic
    earnings (loss) per share                     6,485,125   6,311,643    5,812,005
  Effect of dilutive stock options                  454,256     588,608      212,035
                                                 ----------  ----------  ------------

  Adjusted weighted average shares outstanding
    for diluted earnings (loss) per share         6,939,381   6,900,251    6,024,040
                                                 ==========  ==========  ============


Basic net earnings (loss) per share:
  Before cumulative effect of accounting change  $     0.16  $     0.45  $      0.23
  Cumulative effect of accounting change                -0-         -0-        (0.81)
                                                 ----------  ----------  ------------
  Basic net earnings (loss) per share            $     0.16  $     0.45  $     (0.58)
                                                 ==========  ==========  ============

Diluted net earnings (loss) per share:
  Before cumulative effect of accounting change  $     0.15  $     0.41  $      0.22
  Cumulative effect of accounting change                -0-         -0-        (0.78)
                                                 ----------  ----------  ------------
  Diluted net earnings (loss) per share          $     0.15  $     0.41  $     (0.56)
                                                 ==========  ==========  ============

For the years ended September 30, 2005, 2004 and 2003, approximately 72,500, 77,500, and 270,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE  11  -  COMMON  STOCK  OPTIONS  AND  RESTRICTED  STOCK:
-----------------------------------------------------------

The Company had a 1992 Incentive Stock Option Plan (the "1992 Plan"), which provided for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant. In May 2002, the 1992 Plan expired. The 2003 Incentive Stock Option Plan was approved at the Annual Shareholders' Meeting in February 2003. The 2003 Incentive Stock Option Plan has similar provisions as the 1992 Plan. In February 2005, the shareholders approved an amendment and restatement of the 2003 Incentive Stock Option Plan to, among other matters, (i) increase the number of shares to be issued under the 2003 Incentive Stock Option Plan from 900,000 shares to 1,150,000 shares, and (ii) permit the grant of restricted stock under the plan.


                                      F16

--------

Stock option and restricted stock activity during 2005, 2004, and 2003 was as follows:

                                                                   Exercise
                                                                    Price
                                               -----------------  ------------------
     Options outstanding September 30, 2002             712,584   $ 1.29  -  $16.48
                                               =================

       Granted                                          238,000     1.30  -    8.50
       Forfeited                                        (65,959)    2.00  -    5.88
       Exercised                                        (75,750)    2.00  -    4.84
                                               -----------------
     Options outstanding September 30, 2003             808,875   $ 1.29  -  $16.48
                                               =================

       Granted                                          425,000     6.85  -    9.56
       Forfeited                                         (6,750)    1.30  -    8.48
       Exercised                                        (93,200)    1.29  -    7.00
                                               -----------------
     Options outstanding September 30, 2004           1,133,925   $ 1.29  -  $16.48
                                               =================

       Granted                                          260,000     7.60  -    9.16
       Forfeited                                       (158,600)    1.29  -    9.56
       Exercised                                       (119,200)    1.30  -    7.00
                                               -----------------
     Options outstanding September 30, 2005           1,116,125   $ 1.30  -   16.48
                                               =================

     Options exercisable at September 30, 2003          321,000   $ 1.29  -  $16.48
                                               =================
     Options exercisable at September 30, 2004          355,035   $ 1.29  -  $16.48
                                               =================
     Options exercisable at September 30, 2005          440,500   $ 1.30  -  $16.48
                                               =================

     Restricted stock granted in fiscal 2005             50,000
                                               =================

     Authorized shares available for grant
       at September 30, 2003                            614,500
                                               =================
     Authorized shares available for grant
       at September 30, 2004                            193,000
                                               =================
     Authorized shares available for grant
       at September 30, 2005                            285,600
                                               =================

All officer and key employee options are granted under the 1992 Plan. Both options and restricted stock are granted under the 2003 Plan. The exercise price of the incentive stock options shall be 100% of the fair market value on the date the option is granted. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest. Restricted stock grants are normally vested over a five-year period.

The following table summarizes information about stock options outstanding at September 30, 2005:

                                  Options Outstanding               Options Exercisable
                         --------------------------------------  -------------------------
                                          Weighted
                                           Average    Weighted                   Weighted
                             Number       Remaining    Average       Number       Average
           Range of      Outstanding at  Contractual  Exercise   Exercisable at  Exercise
       Exercise Prices   Sept. 30, 2005     Life        Price    Sept. 30, 2005    Price
       ----------------  --------------  -----------  ---------  --------------  ---------
       $ 1.30  -  $2.00         102,750         6.38  $    1.39          48,850  $    1.48
       $ 2.15  -  $3.50         263,625         6.48  $    2.60         136,100  $    2.56
       $ 4.00  -  $5.88         102,250         2.95  $    4.19         102,250  $    4.19
       $ 6.85  - $16.48         647,500         8.00  $    7.55         153,300  $    8.27
                         --------------  -----------  ---------  --------------  ---------
                              1,116,125         7.03  $    5.51         440,500  $    4.81
                         ==============  ===========  =========  ==============  =========

                                      F17

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company's sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2005, this potential exposure totaled approximately $443 million. At September 30, 2005, the Company, through its sponsoring banks, had approximately $106,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2005, the Company, through its sponsoring banks, had access to $13.7 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years 2005 and 2004, the Company processed approximately $1,186 million (2005) and $1,053 million (2004) of Visa and MasterCard transactions, which resulted in $7.1 million in gross chargeback activities for the fiscal year ended 2005 and $7.6 million for the fiscal year ended 2004. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, "Accounting for Contingencies", the Company records a reserve for chargeback losses based on its processing volume and historical trends and data. As of September 30, 2005 and 2004, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $29,000 and $46,000, respectively. The expense associated with the chargeback allowance is included in processing and transaction expense in the accompanying consolidated statements of income. The Company expensed $13,000, $50,000, and $44,000 for the years ended September 30, 2005, 2004 and 2003, respectively for bankcard processing chargeback losses.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer's bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company's


                                      F18

--------

maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of September 30, 2005, the Company estimates that its maximum potential dishonored check exposure was approximately $1,239,000.

For the fiscal years ended 2005 and 2004, the Company guaranteed approximately $40,413,000 (2005) and $19,382,000 (2004) of merchant checks, which resulted in
$279,000 (2005) and $139,000 (2004) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. The Company establishes a reserve for this activity based on historical and projected loss experience. The expense associated with the guarantee costs is included in processing and transaction expense in the accompanying consolidated statements of income.

Lease  Commitments
------------------

The Company leases equipment and real property under agreements, which expire at various times over the next five years. The Company's future minimum rental payments for capital and operating leases at September 30, 2005 are as follows:

                 Fiscal Year             Capital Leases   Operating Leases
       -------------------------------  ----------------  -----------------
       2006                             $       160,000   $         536,000
       2007                                      36,000             499,000
       2008                                      33,000             499,000
       2009                                         -0-                 -0-
       2010                                         -0-                 -0-
                                        ----------------  -----------------

       Total minimum lease payments     $       229,000   $       1,534,000
                                                          =================

       Less: imputed interest of 7.10%     (     22,000)
                                        ----------------
       Present value of net
         minimum lease payment          $       207,000
                                        ================


Rent expense for the years ended September 30, 2005, 2004, and 2003 totaled $663,000, $572,000 and $299,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company's discretion. In May 2003, the Company leased new corporate office space in Camarillo, California. The lease is for a period of five years at a current monthly rate of $38,000.

NOTE  13  -  LITIGATION
-----------------------

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial position.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. ("LML"), filed a patent infringement claim against the Company, its subsidiary, XPRESSCHEX, Inc. and others, relating with respect to the Company and its subsidiary, to the alleged infringement by our check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. The discovery process and expert witness reports have been completed and claims construction briefs and summary judgment briefs have been filed with the court in anticipation of a December 19, 2005 hearing on these issues. LML seeks an undisclosed amount of damages in connection with the alleged infringement.

The Company was aware of the LML patents prior to LML's initiation of the claims and had previously obtained competent legal opinions from outside patent counsel that neither the Company nor any of its subsidiaries infringe on any valid or enforceable patent rights of LML being asserted in the litigation. No documents came out of the


                                      F19

--------

discovery process to alter the Company's original belief that none of its check conversion processes infringe upon any valid or enforceable patent rights of LML, and the Company will continue to vigorously defend its position against the remaining claims made.

Ultimately, the Company expects that it will not be held liable for any of the alleged infringement, including for any treble punitive damages. The case is scheduled to go to trial in April of 2006. Should the Company be held liable for any alleged infringement, which is not expected, the ultimate liability we may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which the Company actively began utilizing the check conversion processes alleged to infringe the LML patents. In view of the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to the Company's total transaction volume, the Company believes that any such alleged damages award should have a relatively minor impact on our results of operations, financial position, or cash flows.

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

                                                      September 30,
                                        ----------------------------------------
Business Segments                           2005          2004          2003
-----------------                       ------------  ------------  ------------
Revenues:
  Bankcard and Transaction Processing   $41,093,000   $36,897,000   $32,957,000
  Check Related Products                 14,458,000    11,423,000     8,192,000
                                        ------------  ------------  ------------
                                        $55,551,000   $48,320,000   $41,149,000
                                        ============  ============  ============

Operating Income:
  Bankcard and Transaction Processing   $ 5,829,000   $ 5,977,000   $ 4,303,000
  Check Related Products                  2,204,000     1,644,000       591,000
  Other - Corporate Expenses             (6,354,000)   (4,164,000)   (2,469,000)
                                        ------------  ------------  ------------
                                        $ 1,679,000   $ 3,457,000   $ 2,425,000
                                        ============  ============  ============

Depreciation and Amortization:
  Bankcard and Transaction Processing   $   954,000   $   966,000   $   867,000
  Check Related Products                  1,702,000     1,255,000       727,000
                                        ------------  ------------  ------------
                                        $ 2,656,000   $ 2,221,000   $ 1,594,000
                                        ============  ============  ============


                                      F20

NOTE 14: (Continued)
--------

Capital Expenditures:
  Bankcard and Transaction Processing   $ 2,167,000   $ 2,258,000   $ 2,479,000
  Check Related Products                  2,505,000     2,513,000     1,365,000
                                        ------------  ------------  ------------
                                        $ 4,672,000   $ 4,771,000   $ 3,844,000
                                        ============  ============  ============

Total Assets:
  Bankcard and Transaction Processing   $ 9,452,000   $ 8,014,000   $ 7,051,000
  Check Related Products                 24,719,000    23,933,000     6,794,000
  Other                                   6,646,000     7,481,000     4,930,000
                                        ------------  ------------  ------------
                                        $40,817,000   $39,428,000   $18,775,000
                                        ============  ============  ============


NOTE  15  -  QUARTERLY  FINANCIAL  DATA  (Unaudited)
----------------------------------------------------

The following summarizes the quarterly financial results of the Company for the fiscal years ended September 30, 2005 and September 30, 2004 (in thousands, except share data):

                                  Year Ended September 30, 2005
                              ---------------------------------------
                               First     Second     Third     Fourth
                              Quarter   Quarter    Quarter   Quarter
                              --------  --------  ---------  --------
Net revenues                  $ 12,760  $ 13,321  $  14,281  $ 15,189
Gross profit                     4,469     4,688      5,164     5,075
Profit from operations              87       238        703       651
Net income                          52       144        433       404
Earnings per share - basic    $   0.01  $   0.02  $    0.07  $   0.06
Earnings per share - diluted  $   0.01  $   0.02  $    0.06  $   0.06


                                  Year Ended September 30, 2004
                              ---------------------------------------
                               First     Second     Third     Fourth
                              Quarter   Quarter    Quarter   Quarter
                              --------  --------  ---------  --------
Net revenues                  $ 11,483  $ 11,983  $  12,356  $ 12,498
Gross profit                     4,394     4,243      4,484     4,582
Profit from operations           1,013       706      1,082       656
Net income                         589     1,206        651       403
Earnings per share - basic    $   0.10  $   0.19  $    0.10  $   0.06
Earnings per share - diluted  $   0.09  $   0.17  $    0.09  $   0.06


                                      F21

                                  ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES
                                                     SCHEDULE II TO FORM 10K
                                    RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                 REDUCTION IN                             REDUCTION IN
                                                  RESERVE AND                              RESERVE AND
                       BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT   CHARGED TO     ACCOUNTS     BALANCE AT   CHARGED TO
DESCRIPTION            09/30/2002     EXPENSE     RECEIVABLE    09/30/2003     EXPENSE     RECEIVABLE    09/30/2004     EXPENSE
---------------------  -----------  -----------  -------------  -----------  -----------  -------------  -----------  -----------

Allowance for
 trade receivables/
 chargeback            $   431,000  $    67,000  $     407,000  $    91,000  $   218,000  $     176,000  $   133,000  $   295,000
 receivables

Allowance for
 obsolete inventories  $   300,000  $   110,000  $     410,000  $       -0-  $    46,000  $         -0-  $    46,000  $    10,000


                       REDUCTION IN
                        RESERVE AND
                         ACCOUNTS     BALANCE AT
DESCRIPTION             RECEIVABLE    09/30/2005
---------------------  -------------  -----------

Allowance for
 trade receivables/
 chargeback            $     311,000  $   117,000
 receivables

Allowance for
 obsolete inventories  $      56,000  $       -0-


                                       S1

Exhibit
Number   Description of Document
-------  -------------------------------------------------------------------------------------------------------
  2.1    Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO
         Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[4]
  2.2    Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO
         Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[5]
  3.1    Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on
         December 11, 1981.[1]
  3.1.1  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on June 21, 1990.
  3.1.2  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on September 27, 1991.
  3.1.3  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on August 5, 1993.
  3.1.4  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on April 7, 1995.
  3.1.5  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on April 7, 1997.
  3.1.6  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on March 13, 1998.
  3.1.7  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on June 21, 1999.
  3.1.8  Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada
         Secretary of State on September 6, 2001.
  3.2    By-Laws of Bio Recovery Technology, Inc.[1]
  3.2.1  Amendment to the By-Laws of Electronic Clearing House, Inc., dated April 25, 2005.
  3.2.2  Amendment to the By-Laws of Electronic Clearing House, Inc., dated September 9, 2005.
  4.1    Amended and Restated Rights Agreement between Electronic Clearing House, Inc. and OTR, Inc., dated January 29, 2003.[11]
  4.1.1  Amendment Number One to Amended and Restated Rights Agreement dated September 27, 2004.[12]
  4.2    Specimen Common Stock Certificate. [2]
  4.3    Amended and Restated 2003 Incentive Stock Option Plan.[13]
  4.4    Amended and Restated Officers and Key Employees Incentive Stock Option Plan.[14]
  10.35  Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House,
         Inc. and First Regional Bank, dated June 24, 1997. [3]
  10.42  Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International,
         dated January 1, 2000.[5]
  10.46  Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between
         Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
  10.47  Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services
         Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
  10.48  Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing
         House, Inc., dated December 12, 2000.[6]
  10.49  Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing
         House, Inc., dated April 19, 2001. [6]
  10.50  Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc.,
         dated October 1, 2001. [6]
  10.51  Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc.
         and Electronic Clearing House, Inc. dated December 12, 2000. [7]
  10.52  Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
  10.53  Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
  10.54  Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [8]


  10.55  Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [8]
  10.56  Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo,
         Camarillo, California 93010.[9]
  10.57  First Amendment to Lease dated July 10, 2003, by and between the Registrant and the 1989 Sheehan
         Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010.
  10.58  Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan
         Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo
         Camarillo, Camarillo, California 93010. [10]
  11.1   Statement re computation of per share earnings, incorporated herein by reference to Note 10 of the
         Notes to Consolidated Financial Statements.
  21.0   Subsidiaries of Registrant as of September 30, 2005.
  23.1   Consent of PricewaterhouseCoopers LLP
  24.1   Power of Attorney [15]
  31.1   Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
  31.2   Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
  32.1   Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
  32.2   Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to
         Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

----------------------

     [1] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
     [2] Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
     [3] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
     [4] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
     [5] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
     [6] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
     [7] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
     [8] Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
     [9] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
     [10] Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2004 and incorporated herein by reference.
     [11] Filed  as  an Exhibit to Registrant's Form 8-A dated February 10, 2003 and  incorporated  herein  by  reference.
     [12] Filed  as an Exhibit to Registrant's Form 8-K dated September 30, 2004 and  incorporated  herein  by  reference.
     [13] Filed  as  an  Exhibit  to  Registrant's  Notice  of Annual Meeting of
          Shareholders dated February 7, 2005 and incorporated herein by reference.
     [14] Filed  as  an  Exhibit  to  Registrant's  Notice  of Annual Meeting of
          Shareholders dated February 4, 1999 and incorporated herein by reference.
     [15] Included  on  signature  page.