Form 10-Q
period 2005-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2006-02-14
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-15245

ELECTRONIC CLEARING HOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0946274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Paseo Camarillo,
Camarillo, California 93010
(Address of principal executive offices)

Telephone Number (805) 419-8700, Fax Number (805) 419-8682
www.echo-inc.com
(Registrant's telephone number, including area code; fax number; web site address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

As of February 1, 2006, there were 6,699,005 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART I.          FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31, 2005	September 30, 2005
Current assets:
Cash and cash equivalents	$6,902,000	$6,732,000
Restricted cash	2,007,000	1,448,000
Settlement deposits	24,936,000	17,094,000
Settlement receivables less allowance of $25,000 and $25,000	1,461,000	981,000
Accounts receivable less allowance of $232,000 and $92,000	2,716,000	2,421,000
Prepaid expenses and other assets	455,000	385,000
Deferred tax asset	228,000	249,000
Total current assets	38,705,000	29,310,000

Noncurrent assets:
Property and equipment, net	2,357,000	2,337,000
Software, net	9,065,000	8,876,000
Other assets, net	284,000	294,000
Total assets	$50,411,000	$40,817,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$359,000	$426,000
Accounts payable	337,000	305,000
Settlement payable	26,397,000	18,075,000
Accrued expenses	2,238,000	2,467,000
Total current liabilities	29,331,000	21,273,000

Noncurrent liabilities:
Long-term debt	657,000	705,000
Deferred tax liability	1,497,000	1,067,000
Total liabilities	31,485,000	23,045,000

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 36,000,000 authorized; 6,723,020 and 6,620,531 shares issued; 6,684,751 and 6,582,262 shares outstanding, respectively	67,000	66,000
Additional paid-in capital	25,716,000	25,574,000
Accumulated deficit	(6,391,000)	(6,983,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Less unearned stock compensation	-0-	(419,000)
Total stockholders' equity	18,926,000	17,772,000
Total liabilities and stockholders' equity	$50,411,000	$40,817,000

See accompanying notes to consolidated financial statements

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2005	2004

REVENUES	$16,926,000	$12,760,000

COSTS AND EXPENSES:
Processing and transaction expense	11,142,000	8,171,000
Other operating costs	1,341,000	1,333,000
Research and development expense	479,000	448,000
Selling, general and administrative expenses	2,903,000	2,721,000

	15,865,000	12,673,000

Income from operations	1,061,000	87,000
Interest income	47,000	28,000
Interest expense	(25,000)	(28,000)

Income before provision for income tax	1,083,000	87,000

Provision for income taxes	(491,000)	(35,000)

Net income	$592,000	$52,000

Basic net earnings per share	$0.09	$0.01

Diluted net earnings per share	$0.09	$0.01

Weighted average shares outstanding
Basic	6,627,275	6,427,305

Diluted	6,960,373	6,882,761

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$592,000	$52,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207,000	183,000
Amortization of software	622,000	407,000
Provisions for losses on accounts and notes receivable	140,000	50,000
Deferred income taxes	451,000	34,000
Stock option compensation	218,000	8,000
Tax benefit from exercise of stock option	3,000	-0-
Changes in assets and liabilities:
Restricted cash	(559,000)	(236,000)
Settlement deposits	(7,842,000)	3,200,000
Accounts receivable	(435,000)	(167,000)
Settlement receivable	(480,000)	(393,000)
Accounts payable	32,000	79,000
Settlement payable	8,322,000	(2,810,000)
Accrued expenses	(217,000)	665,000
Prepaid expenses and other assets	(70,000)	(174,000)

Net cash provided by operating activities	984,000	898,000

Cash flows from investing activities:
Other assets	1,000	3,000
Purchase of equipment	(227,000)	(140,000)
Purchased and capitalized software	(802,000)	(939,000)

Net cash used in investing activities	(1,028,000)	(1,076,000)

Cash flows from financing activities:
Repayment of notes payable	(73,000)	(111,000)
Repayment of capitalized leases	(42,000)	(136,000)
Proceeds from exercise of stock options	291,000	123,000
Tax benefit from exercise of stock options	38,000	-0-
Net cash provided by (used in) financing activities	214,000	(124,000)

Net increase (decrease) in cash	170,000	(302,000)
Cash and cash equivalents at beginning of period	6,732,000	7,576,000

Cash and cash equivalents at end of period	$6,902,000	$7,274,000

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of the three-month period ended December 31, 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2006.

NOTE 2 - Stock-Based Compensation:

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123R, Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not issued any stock options since the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended December 31, 2005, includes $218,000 of compensation expense and $3,000 of income tax benefits related to the Company’s stock options. Basic and diluted net income per common share for the three-month period ended December 31, 2005 would have been $0.12 and $o.11 respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net income per share of $0.09. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the disqualified dispositions of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options:

At December 31, 2005, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 1,150,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At December 31, 2005, options for 248,012 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options, however options may not be granted for terms in excess of ten years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expensed to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. All

Index

NOTE 2: Continued

options outstanding at December 31, 2005 were issued at 100% of the fair market value of the stock at the date of grant and have five-year vesting terms.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended December 31, 2004. There were no options granted during the three months ended December 31, 2005.

Three Months Ended December 31, 2004

Risk-free interest rate	3%
Expected volatility of common stock	76.6%
Dividend yield	-0-
Expected option term	7 year

The computation of the expected term is based on a weighted average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield on U.S. Treasury constant maturities with a remaining term equal to the expected term of the option. The dividend yield is projected to be zero.

A summary of the status of the Company’s stock option plan as of December 31, 2005 and of changes in options outstanding under the plan during the three months ended December 31, 2005 is as follows:

	Number of Shares	Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	1,116,125	$5.51

Options granted	-0-

Options exercised	63,550	$4.58

Options forfeited or expired	-0-

Options outstanding at December 31, 2005	1,052,575	$5.56	6.9	$4,225,000

Options vested and exercisable at December 31, 2005	561,372	$4.93	6.1	$1,935,000

Nonvested share activity under our Stock Option Plan for the three-month period ended December 31, 2005 is summarized as follows:

	Nonvested Number Of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at October 1, 2005	539,094	$6.06
Vested	(47,891)	$5.23

Nonvested balance at December 31, 2005	491,203	$6.14

Index

NOTE 2: Continued

The weighted-average fair value of each option granted during the first quarters of fiscal year 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.20 per option. The total intrinsic value of options exercised was $91,000 during the first quarters of fiscal year 2005.

As of December 31, 2005, there was $2,089,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 8.0 years.

Cash received from stock option exercises for the three months ended December 31, 2005 and 2004 was $291,000 and $123,000, respectively. The income tax benefits from stock option exercises totaled $41,000 and $-0- for the three months ended December 31, 2005 and 2004, respectively.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

Three Months Ended December 31, 2004

Net income, as reported	$52,000

Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,000

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(108,000)

Pro forma net loss	$(51,000)

Earnings per common share:

Basic - as reported	$0.01
Basic - pro forma	$(0.01)

Diluted - as reported	$0.01
Diluted - pro forma	$(0.01)

Restricted Stock:

Restricted Stock is granted under the 2003 Plan. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2005, there was $770,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.75 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders equity at September 30, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in capital. 4,379 shares vested during the first quarter of fiscal year 2006.

A summary of the status of the Company’s restricted stock awards as of December 31, 2005, and of changes in restricted stock outstanding under the plan during the three months ended December 31, 2005 is as follows:

Index

NOTE 2: Continued

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards outstanding at September 30, 2005	50,000	$8.50

Shares issued	37,588	$10.25

Shares vested	4,379	$9.25

Shares forfeited	-0-	$-0-

Restricted stock awards outstanding at December 31, 2005	83,209	$9.25

NOTE 3 - Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

	Three Months Ended December 31,
	2005	2004
Numerator:
Net income	$592,000	$52,000

Denominator:
Weighted average shares outstanding for basic earnings per share	6,627,275	6,427,305
Effect of dilutive stock options	333,098	455,456
Adjusted weighted average shares outstanding for diluted earnings per share	6,960,373	6,882,761

Basic net earnings per share	$0.09	$0.01

Diluted net earnings per share	$0.09	$0.01

For the three months ended December 31, 2005 and 2004, 42,500 and 89,500 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

NOTE 4 - Supplemental Cash Flow Information:

	Three Months Ended December 31,
	2005	2004
Cash paid for:
Interest	$25,000	$28,000
Income taxes	-0-	110,000

Index

NOTE 4: Continued

Significant non-cash transactions for the three months ended December 31, 2005 were as follows:

•	Restricted stock valued at $397,000 was issued to certain executives and employees.

Significant non-cash transactions for the three months ended December 31, 2004 were as follows:

•	There were no non-cash transactions for the three months ended December 31, 2004.

NOTE 5 - Segment Information:

The Company primarily operates in two business segments: Bankcard and transaction processing and check-related products, all of which are located in the United States.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on the Company’s product lines. The Company evaluates performance based upon two primary factors, one is the segment’s operating income and the other is based on the segment’s contribution to the Company’s future strategic growth.

	Three Months Ended December 31,
	2005	2004
Revenues:
Bankcard and transaction processing	$12,580,000	$9,182,000
Check-related products	4,346,000	3,578,000
	$16,926,000	$12,760,000

Operating income:
Bankcard and transaction processing	$1,982,000	$1,332,000
Check-related products	1,141,000	641,000
Other	(2,062,000)	(1,886,000)
	$1,061,000	$87,000

	December 31, 2005	September 30, 2005
Total assets:
Bankcard and transaction processing	$10,156,000	$9,452,000
Check-related products	33,518,000	24,719,000
Other	6,737,000	6,646,000
	$50,411,000	$40,817,000

NOTE 6 - Commitments, Contingent Liabilities, and Guarantees:

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank,

Index

NOTE 6: Continued

generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2005, this potential exposure totaled approximately $507 million. At December 31, 2005, the Company, through its sponsoring bank, had approximately $113,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2005, the Company, through its sponsoring bank, had access to $14.4 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended December 31, 2005 and 2004, the Company processed approximately $388 million (2005) and $262 million (2004) of Visa and MasterCard transactions, which resulted in $2.4 million in gross chargeback activities for the three months ended December 31, 2005 and $1.6 million for the three months ended December 31, 2004. Substantially all of these chargebacks were recovered from the merchants.

The Company’s contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Others” (“FIN 45”). FIN 45 requires that guarantees issued or modified subsequent to December 31, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value. Since the Company’s agreement with its sponsoring bank, which establishes the guarantee obligation, was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of December 31, 2005 and 2004, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $162,000 and $71,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month period ended December 31, 2005 and 2004, the Company expensed $134,000 and $20,000.

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of December 31, 2005, the Company estimates that its maximum potential dishonored check exposure was approximately $1,484,000.

For the quarters ended December 31, 2005 and 2004, the Company guaranteed approximately $12,088,000 (2005) and $7,107,000 (2004) of merchant checks, which resulted in $95,000 (2005) and $29,000 (2004) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. The Company establishes a reserve for this activity based on historical and projected loss experience. For the quarter ended December 31, 2005 and 2004, the check guarantee loss was $76,000 (2005) and $34,000 (2004). The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 7 - Litigation:

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof, with the exception of the patent litigation described below, will have no material effect upon either the Company's results of operations, financial position, or cash flows.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. (“LML”), filed a patent infringement claim against the Company, its subsidiary, XPRESSCHEX, Inc. and others, relating with respect to the Company and its subsidiary, to the alleged infringement by the Company’s check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. A hearing was held on December 19, 2005 to determine the claims underlying the patent that is the subject of this litigation and to hear motions for summary judgment. The judge took the matters under submission and has not yet rendered her decision. The trial is scheduled to commence in the later part of April 2006.

Index

NOTE 7: Continued

The Company was aware of the LML patents prior to LML’s initiation of the claims and had previously obtained competent legal opinions from outside patent counsel that neither the Company nor any of its subsidiaries infringe on any valid or enforceable patent rights of LML being asserted in the litigation. No documents came out of the discovery process to alter the Company’s original belief that none of its check conversion processes infringe upon any valid or enforceable patent rights of LML, and the Company will continue to vigorously defend its position against the remaining claims made.

Ultimately, the Company expects that it will not be held liable for any of the alleged infringement, including for any treble punitive damages. Should the Company be held liable for any alleged infringement, the ultimate liability the Company may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which the Company actively began utilizing the check conversion processes alleged to infringe the LML patents. Despite the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to the Company’s total transaction volume, the Company believes that any such alleged damages award could have a significant impact on its results of operations, financial position, or cash flows. Additionally, to the extent that any future royalty payment is ordered, such a payment could negatively impact the Company’s results of operations going forward.

NOTE 8 - Effective Tax Rate:

The effective tax rate for the quarter ended December 31, 2005 was 45.3% as compared to 40.2% for the prior year quarter. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit in incentive stock options until a disqualifying disposition occurs.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein, and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenue from two main business segments: 1) bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers; and 2) check-related products (“check services”), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System’s Automated Clearing House (“ACH”) network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank). We operate our services under the following brands:

•	MerchantAmerica, our retail provider of all credit card, debit card and check payment processing services to both the merchant and bank markets;
•
National Check Network (“NCN”), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for check verification, check conversion capture services, and for membership to collection agencies;

•	XPRESSCHEX, Inc. for check collection services; and
•	ECHO, for wholesale credit card and check processing services.

We discuss our services in greater detail below. Overall, our ability to program and oversee the management of a merchant’s point-of-sale system, provide credit card and debit card processing, provide multiple services for the processing of checks, provide both electronic and traditional collection services, and fully integrate all of these services into a single Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

We were incorporated in Nevada in December 1981. Our executive offices are located at 730 Paseo Camarillo, Camarillo, California 93010, and our telephone number is (805) 419-8700. Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “ECHO.” Information on our website, www.echo-inc.com, does not constitute part of this quarterly report.

Overall, our ability to program and oversee the management of a merchant’s point-of-sale system, provide credit card and debit card processing, provide multiple check services for the processing of checks, provide both electronic and traditional collection services, and fully integrate all of these services into a single Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended December 31, 2005, the bankcard and transaction processing business segment accounted for approximately 74.3% of the Company’s total revenue.

We purchased a fully integrated, multi-modular bankcard processing system which, once fully implemented, should provide us with greater flexibility to price our credit card processing services and allow us to offer our services to other third parties. This project has experienced numerous implementation delays, mainly as a result of vendor software delivery issues and the vigorous testing required prior to implementation. Management now anticipates the clearing portion of this system to begin live customer deployment in the second half of 2006.

Index

ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 21.5% from $3,578,000 in the first fiscal quarter of 2005 to $4,346,000 for the current fiscal quarter. Revenue from ACH and check conversion continues to increase. Growth has come primarily from four sources: Internet wallet providers, cross-selling electronic checks into the credit card merchant base we already serve, casino check cashing services and the Visa POS Check Program.

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

Approximately 70% of ECHO’s credit card processing merchants operate their businesses in non-face-to-face environments such as mail order, phone order and the Internet. These relationships historically have higher margins than those seen with normal retail merchants because of the higher risk of fraud. We are finding good success in selling electronic checks to these merchants because it is a significantly lower cost form of payment.

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

ECHO is both a Third-Party Processor and an Acquirer Processor for the Visa POS Check Program. Visa officially released its POS Check Service as of December 2002 and several national banks have entered the program since its inception to both sell the service to their merchants and to connect all of their checking accounts to the Visa network. While the transactional growth in 2005 has been slower than expected, Visa’s connectivity to checking account balances has increased significantly over the past year, moving nationally from less than 10% to 20%, and 30% and higher in many metropolitan areas. (See the discussion of the Visa POS Check Service program below.)

In addition to being a Third-Party Processor, we are currently certified as an Acquirer Processor with Visa, a role that accepts transactions from the merchant’s point-of-sale terminal/systems and reformats them for submission to the Visa network. We were chosen by nine banks currently in the program to serve as their Acquirer Processor. Most banks presently in the Visa Program are large national or regional banks and already had terminal management service providers that could act as Acquirer Processor for the Visa Program. In the future, as smaller banks make the decision to enter the Visa Program, it is expected that many will have no prior relationship with a terminal management provider and therefore, may potentially choose us as their Acquirer Processor.

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

We entered into a sponsorship agreement with our primary credit card processing bank, First Regional Bank, to enable us to sell the Visa Program directly to merchants with an obligation to pay a $0.01 transaction fee per check to the bank. This allows the bank to realize added revenue, allows us to realize higher revenue in a marked-up pricing model, and a portion of the mark-up to be used to compensate and motivate resellers of our products and services to offer the Visa Program to merchants in the marketplace. The balance of the mark-up after paying the bank and the sales organization would be additional revenue to us. This will also enable us to use our direct sales channels to provide the Visa Program to ECHO’s current and potential merchant base.

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

Index

In fiscal 2005, the Visa POS Check Program has not grown at the pace anticipated but several major marketing hurdles have been addressed. At its initial release in 2002, there were five primary concerns expressed by banks and/or national merchants who were approached to either sell and/or participate in the service. Those concerns were:

•
Visa was connected to less than 10% of the nation’s checking accounts. The added value that justified the higher cost of the Visa Program was questionable when compared to a simple check verification service that utilizes national negative databases.

•	It was believed that a merchant would have to buy a check imager to participate in the program at a cost of around $600 for each check-out lane, a major investment for national merchants.
•	There was a concern as to how customers would react, positively or negatively, to getting their checks back at the point of sale.
•	There was a concern that the service would slow down the check-out time.
•	There was concern that ECHO could perform, being such a small company.

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

On the final concern of ECHO’s performance, several national merchants have come on the Visa POS Check Program and are using ECHO. These would include merchants such as Gap, Banana Republic, Old Navy, Burlington Coat Factory, Pearle Vision, Things Remembered and Sheetz Petroleum, to name a few. All these merchants have seen significant cost savings in centralizing their check clearing services into one account (compared to literally thousands of bank accounts in some cases) and all have seen a significant reduction in their bad check losses since moving to the Visa POS Check Program.

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

Strategy

ECHO’s service strategy is to provide merchants, banks and industry-specific resellers with electronic payment services that combine credit card, debit card and electronic check and collection services with quality customer support. ECHO’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of ECHO’s integrated collection and risk management services.

Our sales strategy is four-fold: to target providers of point-of-sale systems who serve various industries in the merchant marketplace; to continue to pursue community banks with the combined set of services we currently offer; to focus our direct sales team on specific associations and merchants in industries where both checks and credit cards are common forms of payment; and to continue to support and promote the Visa POS Check Program. We intend to capitalize on our advantage of being a full credit card and check processor by combining our products and using our lower overall processing costs to allow the system provider, community bank or association to enjoy a financial benefit from their customer’s processing activity.

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

Index

This merchant payment processing service, which is marketed under the MerchantAmerica name, incorporates all of ECHO’s web-based features and functionalities and our full set of services and payment options. We believe that our fully integrated payment and reporting system allows smaller banks to enjoy competitive equality with much bigger banks without making significant investments in technology. We, in turn, benefit from the increased processing and transaction revenue. Additional benefits of the MerchantAmerica program to regional and community banks include the:

•	Ability for banks to set processing fees for each merchant;
•	Assurance that the bank controls the merchant relationship; and
•	Reduction of fraud risk.

In addition to the benefits that the bank receives from the MerchantAmerica program, the bank’s merchants also receive numerous benefits, including a retail merchant account for credit cards, debit cards and checks; an online shopping cart and check-out payment system; sales tracking and online transaction history; all returned check being automatically referred to our collection agency; and dedicated customer service available 24 hours a day, seven days a week.

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

Promote Visa POS Check Service Program
Given ECHO’s role as a “first adopter” in the early stages of the Visa Program and our subsequent investment of significant resources and management focus with respect to the Visa Program, we expect to see increased growth in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

A large participating bank sold the Visa Program to the national retailer, Gap, and it deployed the service to all of their stores (Gap, Banana Republic and Old Navy) in June of 2003. Their stores submit check MICR data (the numbers along the bottom of a check) in real time and then return the paper check to the check writer at the point of sale. ECHO responds with an approval or decline to the check in less than two seconds and for those it approves, it moves the funds nightly from the customers account to the merchant’s account. ECHO also coordinates all electronic check representment and collection on returned checks when needed. Gap remains the largest merchant in the Visa Program to date.

The primary source of savings to merchants on the Visa Program are derived from (1) the elimination of having to handle and process paper checks and (2) the net financial benefit seen from the bad check write-off percentage falling below the rates charged by the national guarantee services.

While ECHO believes that the Visa Program has the potential to generate significant revenue for us in the future, the market potential of this service is still unproven and its success is largely dependent on the continuing marketing support of ECHO, Visa and Visa’s member banks.

Sales and Marketing

Index

ECHO offers its payment services through several sales channels.

•
Primary Sales Channels - Direct sales personnel are dedicated to various industries and/or services. We employ approximately 20 people who serve in either field or office positions that are dedicated to sales.

•
Secondary Sales Channels - All or a portion of our services are sold through banks who sign up with our MerchantAmerica Agent Bank Program, through banks who are selling the Visa POS Check Program, through authorized resellers, independent sales organizations (ISO’s) and through one of our 300 NCN Collection Agency Members. These channels offer lower margins to us due to the added participation in the overall revenue such channels require. Currently ECHO has 150 authorized resellers registered to sell ECHO’s check products.

Management believes that we are distinctive in the number of payment methods that we allow, the combination of transaction types that we manage directly, our ability to integrate additional services, and our ability to support each merchant through one vertically integrated source.

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

Index

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005

Financial highlights for the first quarter of fiscal 2006 as compared to the same period last year were as follows:

--	Total revenue increased 32.6% to $16.9 million

--	Gross margins from processing and transaction revenue was 34.2% for the current quarter as compared to 36.0% for the prior year

--	Operating income increased to $1,061,000 from $87,000

--	Diluted earnings per share were $0.09 as compared to $0.01 per share

--	Bankcard and transaction processing revenue increased 37.0% to $12.6 million

--	Bankcard processing volume increased 47.9% from $262.0 million to $387.5 million

--	Check-related revenue increased 21.5% to $4.3 million

--	ACH transactions processed increased 11.3% to 9.8 million transactions

--	Stock compensation expense increased to $218,000 from $8,000 as a result of the Company’s adoption of SFAS 123R this fiscal quarter.

Revenue. Total revenue increased 32.6% to $16,926,000 for the three months ended December 31, 2005, from $12,760,000 for the same period last year. The increase can be primarily attributed to the 37.0% growth in the bankcard processing revenue and 21.5% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from our marketing initiatives.

Cost of Sales. Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $8,171,000 in the first fiscal quarter of 2005 to $11,142,000 in the quarter ended December 31, 2005, a 36.4% increase. The increase was primarily attributable to the 32.6% increase in revenue for the current quarter.

Gross margin was 34.2% for the current quarter as compared to 36.0% for the same period last year. The decrease in gross margin was primarily attributable to several high volume merchants who negotiated lower fees due to the size of their accounts.

Expense. Other operating costs such as personnel costs, telephone and depreciation expenses increased slightly, from $1,333,000 in the first quarter of 2005 to $1,341,000 for the current fiscal quarter.

Research and development expense increased from $448,000 in the prior year quarter to $479,000 in the quarter ended December 31, 2005. Research and development initiatives are critical in order for us to remain competitive with our peers and to strengthen our infrastructure due to growth. Several of these projects are in the final phase of development. We anticipate that this level of investment will continue throughout the remainder of this fiscal year.

Selling, general and administrative expenses increased from $2,721,000 in the first fiscal quarter of 2005 to $2,903,000 for the current fiscal quarter, an increase of 6.7%. This $182,000 increase was primarily attributable to: 1) $210,000 increase in stock compensation expense as the result of the implementation of SFAS 123R starting this fiscal quarter. The SFAS 123R, Share-Based Payment, requires the expensing of stock options; 2) $115,000 increase in salaries and commission; 3) $179,000 increase in legal expense due to the on-going patent litigation; 4) $76,000 increase in rent and employee recruitment expenses; 5) $400,000 decrease in legal settlement expense which was incurred in the prior year. As a percentage of total revenue, selling, general and administrative expenses decreased from 21.3% in the prior year quarter to 17.2% in the current quarter.

Operating Income. Operating income for the quarter ended December 31, 2005 was $1,061,000, as compared to operating income of $87,000 in the same period last year. The increase in operating income was primarily due to 32.6% increase in revenue.

Index

Interest Expense. Net interest increased to $22,000 income for the three months ended December 31, 2005, from $0 for the prior year quarter.

Effective Tax Rate. The effective tax rate for the quarter ended December 31, 2005 was 45.3% as compared to 40.2% for the prior year quarter. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit in incentive stock options until a disqualifying disposition occurs.

Net Income. Net income for the fiscal quarter ended December 31, 2005 was $592,000, as compared to $52,000 for the fiscal quarter ended December 31, 2004. This increase was primarily attributable to the 32.6% increase in revenue.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 37.0%, from $9,182,000 in the first fiscal quarter 2005 to $12,580,000 for the quarter ended December 31, 2005. This revenue increase was mainly attributable to organic growth from our existing merchants and several new merchants with high processing volume. Bankcard revenue made up 74.3% of total revenue for the current quarter as compared to 72.0% for the same period last year.

Operating income from our bankcard and transaction processing segment was $1,982,000 for the quarter ended December 31, 2005 as compared to $1,332,000 in the same period last year. This increase in operating income was primarily attributable to the 37.0% revenue growth and offset by lower margin from the merchants with high processing volume.

Check Related Products. Check-related revenues increased from $3,578,000 for the prior year quarter to $4,346,000 for the current fiscal quarter, an increase of 21.5%. This was a combination of the 15.2% increase in ACH processing revenue, a 22.0% increase in verification revenue, and a 72.8% increase in collection revenue.

Check services revenue made up 25.7% of total revenues in the quarter ended December 31, 2005 as compared to 28.0% in the prior year quarter. Check-related operating income was $1,141,000 for the quarter ended December 31, 2005 as compared to $641,000 in the same period last year. The improvement in this business segment was primarily attributable to the 21.5% increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had available cash and cash equivalents of $6,902,000, restricted cash of $2,007,000 in reserve with our primary processing bank and a working capital of $9,374,000.

Accounts receivable net of allowance for doubtful accounts increased from $2,421,000 at September 30, 2005 to $2,716,000 at December 31, 2005. Allowance for doubtful accounts mainly reserved for chargeback losses increased to $232,000 at December 31, 2005 from $92,000 at September 30, 2005. The higher allowance was primarily related to a $120,000 provision for doubtful accounts related to three bankcard merchants’ chargeback receivables.

Net cash provided by operating activities for the three months ended December 31, 2005 was $1,022,000, as compared to net cash provided by operating activities of $898,000 for the three months ended December 31, 2004.

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

In the three months ended December 31, 2005, we used $227,000 for the purchase of equipment and $802,000 for the acquisition and capitalization of software costs. During the three months ended December 31, 2005, we paid off $115,000 of notes payable and capitalized lease obligations. We had proceeds of $291,000 from stock option exercises.

During fiscal year 2005, we negotiated a secured $3,000,000 line of credit and a $2,000,000 equipment lease line with Bank of the West. As of December 31, 2005, we have drawn down $1,000,000 against the $2 million equipment lease line. We have not drawn down against the $3,000,000 line of credit.

Index

At December 31, 2005, we had the following cash commitments:

Payment Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt including interest	$971,000	$313,000	$544,000	$114,000	$-0-

Capital lease obligations	175,000	115,000	60,000	-0-	-0-

Operating leases	1,509,000	636,000	873,000	-0-	-0-

Total contractual cash obligations	$2,655,000	$1,064,000	$1,477,000	$114,000	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the secured $3,000,000 line of credit which has yet to be utilized. Management believes that our cash flow from operations together with cash on hand combined with the available credit facilities will be sufficient to meet our working capital and other commitments.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005, we did not have any off-balance sheet arrangements.

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

We currently rely on cooperative relationships with, and sponsorship by, banks in order to process our Visa, MasterCard and other bankcard transactions. We also rely on several banks for access to the Automated Clearing House (“ACH”) for submission of both credit card and check settlements. Our banking relationships are currently with smaller banks (with assets of less than $500,000,000). Even though smaller banks tend to be more susceptible to mergers or acquisitions and are therefore less stable, these banks find the programs we offer more attractive and we believe we cannot obtain similar relationships with larger banks at this time. A bank could at any time curtail or place restrictions on our processing volume because of its internal business policies or due to other adverse circumstances. If a volume restriction is placed on us, it could materially adversely affect our business operations by restricting our ability to process credit card transactions and receive the related revenue. Our relationships with our customers and merchants would also be adversely affected by our inability to process these transactions.

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continued through 2005. We are currently negotiating with First Regional Bank on an extension of the agreement. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe our relationship will cause us to extend our agreement on mutually agreeable terms, there can be no assurance that First Regional Bank will agree to such extension, or that we would be able to agree to such extension on terms favorable to us. Additionally, while its ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration. Ultimately, our failure to maintain this and other banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

Index

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of December 31, 2005, we maintained a dedicated chargeback reserve of $728,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of December 31, 2005, we had access to approximately $14.4 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

Excessive chargeback losses could significantly affect our results of operations and liquidity.

Our agreements with our sponsoring bank require us to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2005, this potential exposure totaled approximately $507 million. At December 31, 2005, we, through our sponsoring banks, had approximately $113,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2005, we, through our sponsoring banks, had access to $14.4 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the three-month period ended December 31, 2005 and 2004, we processed approximately $388 million (2005) and $262 million (2004), respectively, of Visa and MasterCard transactions, which resulted in $2.4 million in gross chargeback activities for the three months ended December 31, 2005 and $1.6 million for the three months ended December 31, 2004. Substantially all of these chargebacks were recovered from the merchants.

Nevertheless, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

Failure to participate in the Visa POS Check Service Program would cause us to significantly shift our operating and marketing strategy.

We have significantly increased our infrastructure, personnel and marketing strategy to focus on the potential growth of our check services through the Visa POS Check Service Program. We currently provide critical back-end infrastructure for the service, including our NCN database for verification and our access to the Federal Reserve System’s Automated Clearing House for funds settlement and for checks written on bank accounts with banks not participating in the program.

Index

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

Our inability to implement, and/or the ability of third-party software vendors to continue to support and provide maintenance services with respect to the third-party vendors’ products, could significantly adversely affect our results of operations and financial condition.

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

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new product introduction. Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. While we believe our small size provides us the ability to move quickly in some areas, our competitors’ greater resources enable them to investigate and embrace new and emerging technologies, to quickly respond to changes in customers needs, and to devote more resources to product and services development and marketing. We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenue to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

If we are unable to process significantly increased volume activity, this could affect our operations and we could lose our competitive position.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activities. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system’s capabilities. To minimize this risk, ECHO has redesigned and upgraded its check related processing systems and has purchased a high end system to process bankcard activity. This system is not yet operational, and even when it becomes operational, no assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements. Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

Index

We incur financial risk from our check guarantee service.

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the quarter ended December 31, 2005, we incurred $76,000 in losses from uncollected guaranteed checks.

Security breaches could impact our continued operations.

We process confidential financial information and maintain several levels of security to protect this data. Security includes hand and card-based identification systems at our data center locations that restrict access to the specific facilities, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet. While these systems have worked effectively in the past, there can be no assurance that they will continue to operate without a security breach in the future. Depending upon the nature of the breach, the consequences of security breaches could be significant and dramatic to ECHO’s continued operations.

The industry in which we operate involves rapidly changing technology and our failure to improve our products and services or to offer new products and services could cause us to lose customers.

Our business industry involves rapidly changing technology. Recently, we have observed rapid changes in technology as evidenced by the Internet and Internet-related services and applications, new and better software, and faster computers and modems. As technology changes, ECHO’s customers desire and expect better products and services. Our success depends on our ability to improve our existing products and services and to develop and market new products and services. The costs and expenses associated with such an effort could be significant to us. There is no assurance that we will be able to find the funds necessary to keep up with new technology or that if such funds are available that we can successfully improve our existing products and services or successfully develop new products and services. Our failure to provide improved products and services to our customers or any delay in providing such products and services could cause us to lose customers to our competitors. Loss of customers could have a material adverse effect on ECHO.

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

Index

If we do not continue to invest in research and development, we could lose our competitive position.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. Research and development expenses increased from $448,000 for the quarter ended December 31, 2004 to $479,000 for the quarter ended December 31, 2005. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the three months ended December 31, 2005, we have spent approximately $394,000 in legal fees and expenses defending these claims.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. (“LML”), filed a patent infringement claim against us, our subsidiary, XPRESSCHEX, Inc. and others, relating with respect to us and our subsidiary, to the alleged infringement by our check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. A hearing was held on December 19, 2005 to determine the claims underlying the patent that is the subject of this litigation and to hear motions for summary judgment. The judge took the matters under submission and has not yet rendered her decision. The trial is scheduled to commence in the later part of April 2006.

We were aware of the LML patents prior to LML’s initiation of the claims and had previously obtained competent legal opinions from outside patent counsel that neither we nor any of our subsidiaries infringe on any valid or enforceable patent rights of LML being asserted in the litigation. No documents came out of the discovery process to alter our original belief that none of our check conversion processes infringe upon any valid or enforceable patent rights of LML, and we will continue to vigorously defend our position against the remaining claims made.

Ultimately, we expect thatwe will not be held liable for any of the alleged infringement, including for any treble punitive damages. Should we be held liable for any alleged infringement, the ultimate liability we may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which we actively began utilizing the check conversion processes alleged to infringe the LML patents. Despite the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to our total transaction volume, we believe that any such alleged damages award could have a significant impact on our results of operations, financial position, or cash flows. Additionally, to the extent that any future royalty payment is ordered, such a payment could negatively impact our results of operations going forward.

Index

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

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System’s Automated Clearing House and check related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring our compliance to the specific industries we serve and when possible, ECHO is moving the technical compliance responsibility to other parties, as is the case with the recent purchase of the Oasis Technologies bankcard processing system wherein the vendor, Oasis Technologies, assumes much of the compliance obligations regularly updated by Visa and MasterCard. As the compliance issues become more defined in each industry, the costs associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. While ECHO currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein we compete.

The business activites of our merchants could affect our business and results of operations.

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

Risks Associated With Our Common Stock

If we need to sell or issue additional shares of common stock or assume additional debt to finance future growth, our stockholders’ ownership could be diluted or our earnings could be adversely impacted.

Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations. As of the date of this report, management has no plan to raise additional capital through the sale of securities and believes that our cash flow from operations together with cash on hand and our established line of credit with Bank of the West will be sufficient to meet our working capital and other commitments.

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

Index

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended December 31, 2005, the market price of our common stock has been as high as $11.00 and as low as $9.00. Additionally, over the course of the year ended September 30, 2005, the market price of our common stock has been as high as $10.35 and as low as $7.10. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $2,000,000 equipment lease line of which $1,000,000 was utilized as of December 31, 2005. A hypothetical 1% interest rate change would have no material impact on our results of operations.

Item 4.	Controls and Procedures

As of December 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

During the quarter ended December 31, 2005, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. (“LML”), filed a patent infringement claim against us, our subsidiary, XPRESSCHEX, Inc. and others, relating with respect to us and our subsidiary, to the alleged infringement by our check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. A hearing was held on December 19, 2005 to determine the claims underlying the patent that is the subject of this litigation and to hear motions for summary judgment. The judge took the matters under submission and has not yet rendered her decision. The trial is scheduled to commence in the later part of April 2006.

We were aware of the LML patents prior to LML’s initiation of the claims and had previously obtained competent legal opinions from outside patent counsel that neither we nor any of our subsidiaries infringe on any valid or enforceable patent rights of LML being asserted in the litigation. No documents came out of the discovery process to alter our original belief that none of our check conversion processes infringe upon any valid or enforceable patent rights of LML, andwe will continue to vigorously defend our position against the remaining claims made.

Ultimately, we expect that we will not be held liable for any of the alleged infringement, including for any treble punitive damages. Should we be held liable for any alleged infringement, the ultimate liability we may sustain may include a royalty payment primarily calculated on activity commencing in the middle of calendar 2003 for only select conversion activity, as that was the time period in which we actively began utilizing the check conversion processes alleged to infringe the LML patents. Despite the relatively short time period involved and the relatively small overall transaction volume arising from the alleged infringing check conversion services in comparison to our total transaction volume, we believe that any such alleged damages award could have a significant impact on our results of operations, financial position, or cash flows. Additionally, to the extent that any future royalty payment is ordered, such a payment could negatively impact our results of operations going forward.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date: February 14, 2006	By: /s/ Alice Cheung
Alice Cheung, Treasurer and Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.