Form 10-Q
period 2006-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2006-05-15
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of April 30, 2006, there were 6,708,485 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2006	September 30, 2005
Current assets:
Cash and cash equivalents	$7,970,000	$6,732,000
Restricted cash	2,211,000	1,448,000
Settlement deposits	19,993,000	17,094,000
Settlement receivables, less allowance of $25,000 and $25,000	1,256,000	981,000
Accounts receivable, less allowance of $419,000 and $92,000	3,163,000	2,421,000
Prepaid expenses and other assets	515,000	385,000
Deferred tax asset	52,000	249,000
Total current assets	35,160,000	29,310,000

Noncurrent assets:
Property and equipment, net	2,275,000	2,337,000
Software, net	9,365,000	8,876,000
Other assets, net	273,000	294,000
Total assets	$47,073,000	$40,817,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$327,000	$426,000
Accounts payable	287,000	305,000
Settlement payable	21,250,000	18,075,000
Accrued expenses	3,304,000	2,467,000
Total current liabilities	25,168,000	21,273,000
Noncurrent liabilities:
Long-term debt, net of current portion	594,000	705,000
Deferred tax liability	1,694,000	1,067,000
Total liabilities	27,456,000	23,045,000

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 36,000,000 shares authorized; 6,741,274 and 6,620,531 shares issued; 6,703,005 and 6,582,262 shares outstanding, respectively	67,000	66,000
Additional paid-in capital	25,983,000	25,574,000
Accumulated deficit	(5,967,000)	(6,983,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Less unearned stock compensation	-0-	(419,000)
Total stockholders' equity	19,617,000	17,772,000
Total liabilities and stockholders' equity	$47,073,000	$40,817,000

See accompanying notes to consolidated financial statements

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

REVENUES:	$19,228,000	$13,321,000	$36,154,000	$26,081,000

COSTS AND EXPENSES:
Processing and transaction expense	12,916,000	8,561,000	24,058,000	16,732,000
Other operating costs	1,487,000	1,410,000	2,828,000	2,743,000
Research and development expense	394,000	469,000	873,000	917,000
Selling, general and administrative expenses	3,650,000	2,643,000	6,553,000	5,364,000

	18,447,000	13,083,000	34,312,000	25,756,000

Income from operations	781,000	238,000	1,842,000	325,000

Interest income	53,000	30,000	100,000	58,000
Interest expense	(22,000)	(30,000)	(47,000)	(58,000)

Income before provision for income taxes	812,000	238,000	1,895,000	325,000
Provision for income taxes	(388,000)	(94,000)	(879,000)	(129,000)

Net income	$424,000	$144,000	$1,016,000	$196,000

Basic net earnings per share	$0.06	$0.02	$0.15	$0.03
Diluted net earnings per share	$0.06	$0.02	$0.14	$0.03

Weighted average shares outstanding
Basic	6,698,577	6,469,645	6,662,534	6,448,242
Diluted	7,088,143	6,946,036	7,022,427	6,931,745

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,016,000	$196,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341,000	352,000
Amortization of software	1,276,000	808,000
Provisions for losses on accounts and notes receivable	327,000	13,000
Deferred income taxes	824,000	65,000
Stock option compensation	434,000	8,000
Tax benefit from exercise of stock option	3,000	61,000
Changes in assets and liabilities:
Restricted cash	(763,000)	(97,000)
Settlement deposits	(2,899,000)	(1,139,000)
Accounts receivable	(1,069,000)	(144,000)
Settlement receivable	(275,000)	(456,000)
Accounts payable	(18,000)	(8,000)
Settlement payable	3,175,000	1,592,000
Accrued expenses	862,000	(47,000)
Prepaid expenses	(130,000)	(14,000)

Net cash provided by operating activities	3,104,000	1,190,000

Cash flows from investing activities:
Other assets	2,000	3,000
Purchase of equipment	(277,000)	(470,000)
Purchased and capitalized software	(1,746,000)	(1,921,000)

Net cash used in investing activities	(2,021,000)	(2,388,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-0-	400,000
Repayment of notes payable	(137,000)	(223,000)
Repayment of capitalized leases	(75,000)	(269,000)
Proceeds from exercise of stock options	318,000	294,000
Tax benefit from exercise of stock options	49,000	-0-

Net cash provided by financing activities	155,000	202,000

Net increase (decrease) in cash	1,238,000	(996,000)
Cash and cash equivalents at beginning of period	6,732,000	7,576,000

Cash and cash equivalents at end of period	$7,970,000	$6,580,000

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of the six-month period ended March 31, 2006, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2006.

NOTE 2 - Stock-Based Compensation:

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123R, Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first six months of fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not issued any stock options since the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and six months ended March 31, 2006 includes $217,000 and $435,000 of compensation expense, respectively, and includes $3,000 of income tax benefits related to the Company’s stock options for the three and six months ended March 31, 2006. The effect of adopting SFAS No. 123R had a negative effect to the basic and diluted earnings per common share for the three-month period ended March 31, 2006 of $0.02 and for the six-month period ended March 31, 2006 of $0.05. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the disqualified dispositions of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options:

At March 31, 2006, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 1,150,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At March 31, 2006, options for 248,012 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may

Index

NOTE 2: Continued

not be granted for terms in excess of ten years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. All options outstanding at March 31, 2006 were issued at 100% of the fair market value of the stock at the date of grant and have five-year vesting terms.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the six months ended March 31, 2005. There were no options granted during the six months ended March 31, 2006.

Six Months Ended March 31, 2005

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

A summary of the status of the Company’s stock option plan as of March 31, 2006 and of changes in options outstanding under the plan during the six months ended March 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	1,116,125	$5.51

Options granted	-0-

Options exercised	70,550	$4.50

Options forfeited or expired	8,500	$10.97

Options outstanding at March 31, 2006	1,037,075	$5.53	6.7	$4,139,000

Options vested and exercisable at March 31, 2006	523,675	$4.95	6.0	$1,864,000

Index

NOTE 2: Continued

Nonvested share activity under our Stock Option Plan for the six-month period ended March 31, 2006 is summarized as follows:

	Nonvested Number Of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at October 1, 2005	684,625	$4.28
Vested	(171,225)	$3.82

Nonvested balance at March 31, 2006	513,400	$4.43

The weighted-average fair value of each option granted during the first six months of fiscal year 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.20 per option. The total intrinsic value of options exercised was $212,000 during the first six months of fiscal year 2005.

As of March 31, 2006, there was $2,275,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 7.8 years.

Cash received from stock option exercises for the six months ended March 31, 2006 and 2005 was $318,000 and $294,000, respectively. The income tax benefits from stock option exercises totaled $52,000 and $61,000 for the six months ended March 31, 2006 and 2005, respectively.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net income, as reported	$144,000	$196,000

Add: Stock-based compensation expense included in reported net income, net of related tax effects	-0-	5,000

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(136,000)	(264,000)

Pro forma net income (loss)	$8,000	$(63,000)

Earnings (loss) per common share:

Basic - as reported	$0.02	$0.03
Basic - pro forma	$0.00	$(0.01)

Diluted - as reported	$0.02	$0.03
Diluted - pro forma	$0.00	$(0.01)

Index

NOTE 2: Continued

Restricted Stock:

Restricted Stock is granted under the 2003 Plan. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2006, there was $837,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.50 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders equity at September 30, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in capital.

A summary of the status of the Company’s restricted stock awards as of March 31, 2006, and of changes in restricted stock outstanding under the plan during the six months ended March 31, 2006 is as follows:

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards outstanding at September 30, 2005	50,000	$8.50

Shares issued	47,588	$10.46

Shares forfeited	-0-	$-0-

Restricted stock awards outstanding at March 31, 2006	97,588	$9.46

NOTE 3 - Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

	Three Months Ended March 31,		Six Months Ended March 31
	2006	2005	2006	2005

Numerator:
Net income	$424,000	$144,000	$1,016,000	$196,000

Denominator:
Weighted average shares outstanding for basic earnings per share	6,698,577	6,469,645	6,662,534	6,448,242
Effect of dilutive stock options	389,566	476,391	359,893	483,503
Adjusted weighted average shares outstanding for diluted earnings per share	7,088,143	6,946,036	7,022,427	6,931,745

Index

NOTE 3: Continued

Basic net earnings per share	$0.06	$0.02	$0.15	$0.03

Diluted net earnings per share	$0.06	$0.02	$0.14	$0.03

For the three months ended March 31, 2006 and 2005, approximately 4,000 option shares and 77,500 option shares, and for the six months ended March 31, 2006 and 2005, approximately 4,000 option shares and 84,500 option shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE 4 - Supplemental Cash Flow Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Cash paid for:
Interest	$22,000	$30,000	$47,000	$58,000
Income Taxes	3,000	2,000	3,000	112,000

Significant non-cash transactions for the six months ended March 31, 2006 were as follows:

Restricted stock valued at $523,000 was issued to certain executives and employees.
Capital equipment of $2,000 was acquired under a capital lease.

Significant non-cash transaction for the six months ended March 31, 2005 was as follows:

A note was issued for $39,000 for the purchase of capital equipment.

NOTE 5 - Segment Information:

The Company primarily operates in two business segments: Bankcard and transaction processing and check-related products, all of which are located in the United States.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on the Company’s product lines. The Company evaluates performance based upon two primary factors; one is the segment’s operating income and the other is based on the segment’s contribution to the Company’s future strategic growth.

	Three Months Ended March 31,		Six Month Ended March 31,
	2006	2005	2006	2005

Revenues:
Bankcard and transaction processing	$14,672,000	$9,865,000	$27,252,000	$19,047,000
Check-related products	4,556,000	3,456,000	8,902,000	7,034,000
	$19,228,000	$13,321,000	$36,154,000	$26,081,000

Operating income:
Bankcard and transaction processing	$2,412,000	$1,058,000	$4,394,000	$2,390,000
Check-related products	1,126,000	264,000	2,267,000	905,000
Other - Corporate Expenses	(2,757,000)	(1,084,000)	(4,819,000)	(2,970,000)
	$781,000	$238,000	$1,842,000	$325,000

Index

NOTE 5: Continued

	March 31, 2006	September 30, 2005
Total assets:
Bankcard and transaction processing	$11,419,000	$9,452,000
Check-related products	28,080,000	24,719,000
Other	7,574,000	6,646,000
	$47,073,000	$40,817,000

NOTE 6 - Commitments, Contingent Liabilities, and Guarantees:

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2006, this potential exposure totaled approximately $589 million. At March 31, 2006, the Company, through its sponsoring bank, had approximately $89,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2006, the Company, through its sponsoring bank, had access to $17.1 million in merchant deposits to cover any potential chargeback losses.

For the three-month period ended March 31, 2006 and 2005, the Company processed approximately $464 million (2006) and $280 million (2005) of Visa and MasterCard transactions, which resulted in $2.3 million in gross chargeback activities for the three months ended March 31, 2006 and $1.7 million for the three months ended March 31, 2005. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of March 31, 2006 and 2005, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $349,000 and $50,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month periods ended March 31, 2006 and 2005, the Company expensed $188,000 and $0, respectively.

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of March 31, 2006, the Company estimates that its maximum potential dishonored check exposure was approximately $1,863,000.

Index

NOTE 6: Continued

For the quarters ended March 31, 2006 and 2005, the Company guaranteed approximately $14,975,000 (2006) and $9,293,000 (2005) of merchant checks, which resulted in $82,000 (2006) and $35,000 (2005) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the checkwriter. The Company establishes a reserve for this activity based on historical and projected loss experience. For the quarter ended March 31, 2006 and 2005, the check guarantee loss was $90,000 (2006) and $109,000 (2005). The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 7 - Litigation:

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material affect on the Company.

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. (“LML”), filed a patent infringement claim against the Company, its subsidiary, XPRESSCHEX, Inc. and others, relating, with respect to the Company and its subsidiary, to the alleged infringement by the Company’s check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. The case was settled on April 3, 2006.

In connection with the settlement, the Company agreed to pay LML an amount equal to $400,000 in exchange for mutual releases and dismissal of all actions among the parties. Also, as consideration for the parties’ agreement not to initiate against one another any other patent infringement suit, action or administrative proceeding in the United States or Canada prior to April 1, 2009, the Company agreed to pay LML an amount equal to $200,000.

Additionally, pursuant to the terms of the Agreement and subject to certain restrictions, the Company has agreed to pay LML royalty fees in the amount of approximately $170,000 annually, based on current POP transaction volume, in consideration for a non-exclusive license to certain U.S. patents held by LML (Patent No. 6,354,491; 5,484,988; 6,164,528 and 6,283,366) one of which was the subject of the claim by LML. According to the terms of the Agreement, the non-exclusive license will terminate on January 16, 2013.

NOTE 8 - Effective Tax Rate:

The effective tax rate for the quarter and six months ended March 31, 2006 was 47.8% and 46.4% as compared to 39.5% and 39.7% for the corresponding prior year periods. The increase in the tax rates were primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit in incentive stock options until a disqualifying disposition occurs.

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

OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenue from two main business segments: 1) bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers; and 2) check-related products (“check services”), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System’s Automated Clearing House (“ACH”) network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank). We operate our services under the following brands:

●	MerchantAmerica, our retail provider of all credit card, debit card and check payment processing services to both the merchant and bank markets;
●
National Check Network (“NCN”), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for check verification, check conversion capture services, and for membership to collection agencies;

●	XPRESSCHEX, Inc. for check collection services; and
●	ECHO, for wholesale credit card and check processing services.

We discuss our services in greater detail below. Overall, our ability to program and oversee the management of a merchant’s point-of-sale (POS) system, provide credit card and debit card processing, provide multiple services for the processing of checks, provide both electronic and traditional collection services, and fully integrate all of these services into a single Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

We were incorporated in Nevada in December 1981. Our executive offices are located at 730 Paseo Camarillo, Camarillo, California 93010, and our telephone number is (805) 419-8700. Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “ECHO.” Information on our website, www.echo-inc.com, does not constitute part of this quarterly report.

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended March 31, 2006, the bankcard and transaction processing business segment accounted for approximately 76.3% of the Company’s total revenue.

We purchased a fully integrated, multi-modular bankcard processing system which, once fully implemented, should provide us with greater flexibility to price our credit card processing services and allow us to offer our services to other third parties. Management anticipates the clearing portion of this system to begin live customer deployment in the second half of 2006.

Index

ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 31.8% from $3,456,000 in the second fiscal quarter of 2005 to $4,556,000 for the current fiscal quarter. Revenue from check collections and ACH fees continues to increase. Growth has come primarily from four sources: Internet wallet providers, cross-selling electronic checks and collection services into the credit card merchant base we already serve and casino check cashing services.

Wallet providers allow a customer to fund an online wallet with a lump sum and then the customer can use the wallet at various sites on the Internet. (Probably the best known wallet service on the Internet is PayPal, a service owned by eBay, Inc.) ECHO provides back-end payment processing services for various providers of wallet services which permits them to fund the initial wallet transaction. Subsequent transactions of transferring funds from the online wallet are generally not handled by ECHO because the payment is typically handled online by the wallet provider themselves.

Approximately 70% of ECHO’s credit card processing merchants operate their businesses in non-face-to-face environments such as mail order, phone order and the Internet. These relationships historically have higher margins than those seen with normal retail merchants because of the higher risk of fraud.

ECHO has established an integrated processing relationship with the largest check cashing provider to the gaming and casino market. Our services are primarily centered on providing check verification (using our NCN data base), funds movement, and several sophisticated risk management services that are used to assist the provider in confidently accepting checks. Through this source, ECHO is beginning to provide these services to several of the largest casinos and gaming customers in the industry.

ECHO is both a Third-Party Processor and an Acquirer Processor for the Visa POS Check Program. Visa officially released its POS Check Service as of December 2002 and several national banks have entered the program since its inception to both sell the service to their merchants and to connect all of their checking accounts to the Visa network. Visa’s connectivity to checking account balances has increased significantly over the past year, moving nationally to 30% and higher in many metropolitan areas. (See the discussion of the Visa POS Check Service Program below.)

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

Index

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

Electronic Payment Services for Point-of-Sale System Providers
We believe there are significant opportunities in working closely with those firms that specialize in certain industries and provide a point-of-sale capability to merchants of some nature. By aligning our processing with these parties, we believe we can leverage our sales activity and have longer term relationships with merchants than are historically the case for most processors. We also believe our full processing capability allows us to include the point-of-sale system provider with some economic benefit from the processing volume of the users of its system. Such relationships have a longer sales gestation period but we are beginning to see the sales pipeline fill up.

Promote Merchant Payment Processing for Regional and Community Banks
ECHO pursues small regional and community banks for credit card and check payment programs. ECHO has developed a service that allows community banks to offer credit card and check processing services using our back-end infrastructure with little or no technical involvement by the bank. Much of the reporting to the merchant utilizes the Internet as a delivery channel, an environment in which we have significant experience and knowledge. Due to the high costs and the perceived high risk, most community banks are either unable or unwilling to compete with national banks in providing credit card and check real time processing services and Internet-based reporting tools to their merchants. We have designed the program to be adopted by a bank at little or no cost while it allows the bank to generate revenue and earnings in competition to those earned by much larger banks that have had to make major investments in the technology.

This merchant payment processing service, which is marketed under the MerchantAmerica name, incorporates all of ECHO’s web-based features and functionalities and our full set of services and payment options. We believe that our fully integrated payment and reporting system allows community banks to enjoy competitive equality with much bigger banks without making significant investments in technology. We, in turn, benefit from the increased processing and transaction revenue. Additional benefits of the MerchantAmerica program to regional and community banks include the:

●	Ability for banks to set processing fees for each merchant;
●	Assurance that the bank controls the merchant relationship; and
●	Reduction of fraud risk.

In addition to the benefits that the bank receives from the MerchantAmerica program, the bank’s merchants also receive numerous benefits, including a retail merchant account for credit cards, debit cards and checks; an online shopping cart and check-out payment system; sales tracking and online transaction history; all returned checks being automatically referred to our collection agency; and dedicated customer service available 24 hours a day, seven days a week.

As of March 31, 2006, there are twenty-six participating banks. ECHO estimates that there are 10,000 community banks in the United States and no one provider of services has over 10% of the market. Based on third-party research, we estimate that approximately 6,000 of these banks do not offer any payment solution but refer their merchants to outside providers. The approximately 4,000 banks that are affiliated with a payment service, we believe, will be very responsive to the MerchantAmerica value proposition when a comparison of features and costs is reviewed.

Promote to Associations and Guilds
There are over 8,000 associations and guilds in the United States and many of the 4.1 million merchants belong to one of these organizations. We believe our combination of services and our controlled cost structure will allow us to attract many of these organizations to actively refer their members to us for meeting their payment processing needs. With the hiring of an experienced Senior Vice President of Sales, we expect to see increased activity in this sales channel in the coming months.

Promote Visa POS Check Service Program
Given ECHO’s role as a “first adopter” in the early stages of the Visa Program and our subsequent investment of significant resources and management focus with respect to the Visa Program, we have seen solid growth in check services as the marketing efforts of participating banks in the Visa Program became more widely implemented.

In June of 2003, a large participating bank sold the Visa Program to the national retailer, Gap, and it deployed the service to all of their stores (Gap, Banana Republic and Old Navy). Their stores submit check MICR data (the numbers along the bottom of a check) in real time and then return the paper check to the check writer at the point of sale. ECHO responds with an approval or decline to the check in less than two seconds and for those it approves, it moves the funds nightly from the customers account to the merchant’s account. ECHO also coordinates all electronic check re-presentment and collection on returned checks when needed. Gap remains the largest merchant in the Visa Program to date. Other national merchants are also in the program, including Burlington Coat Factory, Pearle Vision, and Things Remembered.

Index

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

●
Primary Sales Channels - Direct sales personnel are dedicated to various industries and/or services. We employ approximately 20 people who serve in either field or office positions that are dedicated to sales.

●
Secondary Sales Channels - All or a portion of our services are sold through banks who sign up with our MerchantAmerica Agent Bank Program, through banks who are selling the Visa POS Check Program, through third-party resellers, independent sales organizations (ISO’s) and through one of our 300 NCN Collection Agency Members. These channels offer lower margins to us due to the added participation in the overall revenue such channels require. Currently ECHO has 150 authorized resellers registered to sell ECHO’s check products.

Management believes that we are distinctive in the number of payment methods that we allow, the combination of transaction types that we manage directly, our ability to integrate additional services, and our ability to support each merchant through one vertically integrated source.

Our marketing strategy is to build processing relationships with certain providers of point-of-sale software/hardware that serve select merchant markets; maximize cross-selling opportunities to our existing base of retail merchants and financial institutions; sell integrated suites of check, credit and debit card processing services through community banks and industry-specific resellers; enhance and market MerchantAmerica.com; and pursue associations aggressively.

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

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN/eFunds (the largest verification provider in the nation), Certegy (now a part of Fidelity) and Global Payments. While all four have major national accounts, we have been successful in winning the processing relationships for national accounts from each one. ECHO believes that it can effectively compete due to its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having been certified as both a Third-Party Processor and Acquirer Processor with the Visa POS Check Program.

ECHO is among the top 50 credit card processors in the nation when evaluated by processing volume. ECHO is among a much smaller group when evaluated by processing capability. Of the top 50 firms, approximately 40 of them are independent sales organizations or banks that sell the service and may manage the front-end authorization service but they hire the back-end clearing and settlement services from a full service processor. There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, RBS Lynk, and

Index

Heartland Payment Services. We believe we hold the distinction of being the smallest public company who, with the installation of the new clearing module in 2006, will serve as a full service processor in credit cards. All of our competitors have greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

We believe that being the smallest processor also has some advantages. There are many merchants who are sizable to us that our larger competitors do not consider to be major merchants. We are finding these merchants appreciate getting preferential treatment from their processor. Also, our willingness to send top management into the field to meet regularly with our major merchants at their location is a perceived distinction and we are using it as a merchant retention tool. While we understand that slightly lower costs can be generated by processing high volumes, we do not think the economic advantages that high volume affords are enough to eliminate ECHO as an acceptable and competitive processor in most cases. Despite these potential advantages, we believe that our success will depend largely on our ability to continuously exceed expectations in terms of performance, service, and price, on our ability to develop new products and services, and on how well and how quickly we enhance our current products and introduce them into the market.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006

Financial highlights for the second quarter of fiscal 2006 as compared to the same period last year were as follows:

--Total revenue increased 44.3% to $19.2 million

--Gross margins from processing and transaction revenue was 32.8% for the current quarter as compared to 35.7% for the prior year

--Operating income increased 228.2% from $238,000 to $781,000

--Diluted earnings per share were $0.06 as compared to $0.02 per share

--Bankcard and transaction processing revenue increased 48.7% to $14.7 million

--Bankcard processing volume increased 65.5% from $280.2 million to $463.7 million

--Check-related revenue increased 31.8% to $4.6 million

--ACH transactions processed increased 18.6% to 9.1 million transactions

--Stock compensation expense increased to $217,000 from $0 as a result of the Company’s adoption of SFAS 123R this fiscal year.

Revenue. Total revenue increased 44.3% to $19,228,000 for the three months ended March 31, 2006, from $13,321,000 for the same period last year. The increase can be primarily attributed to the 48.7% growth in the bankcard processing revenue and 31.8% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from our marketing initiatives. We have one merchant who generated 11.2% of the total bankcard processing revenue during the current quarter. The increase in revenue was primarily the result of a 65.5% increase in bankcard processing volume as compared to the prior year quarter.

Cost of Sales. Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $8,561,000 in the second fiscal quarter of 2005 to $12,916,000 in the current quarter, a 50.9% increase. The increase was primarily attributable to the 48.7% increase in bankcard processing revenue for the current quarter.

Gross margin was 32.8% for the current quarter as compared to 35.7% for the same period last year. The decrease in gross margin was primarily attributable to several high volume merchants that contributed slightly lower margin, particularly one merchant who generated 11.2% of the total bankcard processing revenue during the current quarter. Gross margin for this quarter was further impacted by a $271,000 increase in software amortization expense and a $210,000 increase in chargeback losses as compared to the same period last year. A majority of this increase in chargeback losses was related to the bankruptcy of one of our merchants.

Index

Expense. Other operating costs such as personnel costs, telephone and depreciation expenses increased slightly, from $1,410,000 in the second quarter of 2005 to $1,487,000 for the current fiscal quarter, a 5.5% increase. This was attributable to the 44.3% increase in total revenue and the benefits from economies of scale in supporting such growth.

Research and development expenses decreased from $469,000 for the quarter ended March 31, 2005 to $394,000 in the current year quarter. Continued investment in research and development and IT initiatives is critical to our ability to maintain our competitive position and strengthen our infrastructure to support growth. Several of our major IT projects are in the final phase of development and should be completed in the coming months. However, we anticipate making continued investments in our IT initiatives and expect research and development expenses to remain at current levels for the remainder of the 2006 fiscal year and well into fiscal 2007.

Selling, general and administrative expenses increased from $2,643,000 in the second fiscal quarter of 2005 to $3,650,000 for the current fiscal quarter, an increase of 38.1%. This increase was primarily attributable to: 1) $217,000 increase in stock compensation expense as the result of the implementation of SFAS 123R starting this fiscal year. SFAS 123R, Share-Based Payment, requires the expensing of stock options; 2) $645,000 increase in legal settlement and expenses related to a patent lawsuit. As a percentage of total revenue, selling, general and administrative expenses decreased slightly from 19.8% in the prior year quarter to 19.0% in the current quarter.

Operating Income. Operating income for the quarter ended March 31, 2006 was $781,000, as compared to operating income of $238,000 in the same period last year, a 228.2% increase. The increase in operating income was primarily due to 44.3% increase in revenue.

Interest Expense. Net interest was $31,000 for the three months ended March 31, 2006 as compared to $0 for the prior year quarter.

Effective Tax Rate. The effective tax rate for the quarter ended March 31, 2006 was 47.8% as compared to 39.5% for the prior year quarter. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit from incentive stock options until a disqualifying disposition occurs.

Net Income. Net income for the current quarter ended March 31, 2006 was $424,000, as compared to $144,000 for the prior year quarter. This 194.4% increase was primarily attributable to the 44.3% increase in revenue.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 48.7%, from $9,865,000 in the fiscal quarter ended March 31, 2005 to $14,672,000 for the current year quarter ended March 31, 2006. This revenue increase was mainly attributable to organic growth from our existing merchants and several new merchants with high processing volume. We have one bankcard merchant who generated 11.2% of the total bankcard processing revenue and 14.9% of the total bankcard processing volume during the current quarter. Bankcard revenue made up 76.3% of total revenue for the current quarter as compared to 74.1% for the same period last year. We attribute this level of growth to the success our sales and marketing program, particularly the Agent Bank program which brought the merchant that contributed 11.2% of our total revenue for this quarter.

Operating income from our bankcard and transaction processing segment was $2,412,000 for the current period as compared to $1,058,000 in the same period last year, a 128% increase. The increase in operating income was primarily attributable to the 48.7% revenue growth and offset by lower margin from the merchants with high processing volume.

Check Related Products. Check-related revenues increased from $3,456,000 for the prior year quarter to $4,556,000 for the current fiscal quarter, an increase of 31.8%. This increase was attributable to the 22.6% increase in ACH and check verification revenue, and an 87.6% increase in collection revenue.

Check services revenue made up 23.7% of total revenues in the current quarter as compared to 25.9% in the prior year quarter. Check-related operating income was $1,126,000 for the quarter ended March 31, 2006 as compared to $264,000 in the same period last year. The improvement in this business segment was primarily attributable to the 31.8% increase in revenue.

Other Corporate Expenses. Other corporate expenses increased from $1,084,000 for the fiscal quarter ended March 31, 2005 to $2,757,000 for the current quarter, an increase of 154.3%. This increase was primarily attributable to the 44.3% increase in revenue and legal and settlement expenses related to a patent lawsuit.

Index

Six Months Ended March 31, 2006 and 2005

Financial highlights for the six months ended March 31, 2006, as compared to the same period last year, were as follows:

--Total revenue increased 38.6% from $26.1 million to $36.2 million

--Gross margins from processing and transaction revenue decreased from 35.8% to 33.5%

--Diluted EPS of $0.14 as compared to diluted EPS of $0.03

--Bankcard and transaction processing revenue increased 43.1% to $27.3 million

--Bankcard processing volume increased 57.0% to $851 million

--Check-related revenue increased 26.6% to $8.9 million

--ACH transactions processed increased 14.7% to 18.8 million transactions

Revenue. Total revenue increased 38.6% to $36,154,000 for the six months ended March 31, 2006, from $26,081,000 for the same six month period last year. This revenue increase was the result of organic growth from our existing merchants and new merchants generated from our sales and marketing programs. Our bankcard processing volume increased 57.0% for the six months ended March 31, 2006, as compared to the same period last year.

Cost of Sales. Processing-related expenses increased from $16,732,000 for the six month period in 2005 to $24,058,000 for the same six months ended March 31, 2006, a 43.8% increase. This increase was directly attributable to the 38.6% increase in revenue. Gross margin from processing and transaction services decreased to 33.5% in the current six month period from 35.8% for the same six month period last year. The decrease in gross margin was primarily attributable to several high volume merchants who yielded lower margins, particularly one merchant who generated 9.6% of the total bankcard processing revenue during the six months ended March 31, 2006. Gross margin for the six months ended March 31, 2006 was further impacted by a $492,000 increase in software amortization expense and a $324,000 increase in chargeback losses as compared to the same period last year.

Expense. Other operating costs increased slightly from $2,743,000 for the six months ended March 31, 2005 to $2,828,000 for the six months ended March 31, 2006, an increase of 3.1%. This increase was directly related to the increase in personnel costs to support the 38.6% revenue growth.

Research and development expense decreased from $917,000 in the six months ended March 31, 2005 to $873,000 in the current six month period. We are continuing to invest in infrastructure improvement and software enhancement to remain competitive in our industry.

Selling, general and administrative expenses increased from $5,364,000 for the six months ended March 31, 2005 to $6,553,000 in the current six-month period, an increase of 22.2%. This increase was primarily attributable to a $376,000 increase in legal and settlement expenses related to a patent lawsuit and a $427,000 increase in stock compensation expense as the result of the implementation of SFAS 123R starting this fiscal year. As a percentage of total revenue, selling, general and administrative expenses increased from 20.6% for the six months ended March 31, 2005 to 18.1% in the current six month period.

Operating Income. Operating income for the six months ended March 31, 2006 was $1,842,000, as compared to operating income of $325,000 for the same period last year.

Interest. Net interest increased from $0 for the six months ended March 31, 2005 to $53,000 for the current six-month period. This is attributable to the higher interest earned and a reduction in the total loan balances.

Effective Tax Rate. Effective tax rate for the six months ended March 31, 2006 was 46.4%, as compared to 39.7% for the six months ended March 31, 2005. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit from incentive stock options until a disqualifying disposition occurs.

Index

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 43.1%, from $19,047,000 for the six months ended March 31, 2005 to $27,252,000 for the current six month period. This revenue increase was mainly attributable to the 57.0% increase in bankcard processing volume as compared to the same six month period last year. The processing volume increase was due to our organic growth, particularly several high processing volume merchants. One bankcard merchant contributed 9.6% of the total revenue during the current six month period.

Check-Related Products. Check-related revenues increased from $7,034,000 for the six months ended March 31, 2005 to $8,902,000 for the current six month period, an increase of 26.6%. This was attributable to the 19.9% revenue growth in ACH and check verification revenue and a 80.6% increase in check collection revenue.

Check services revenue accounted for 24.6% of our total revenue for the current six month period as compared to 27.0% in the same prior year period. Check-related operating income was $2,267,000 for the current six month period as compared to $905,000 in the same period last year, an increase of 150.5%. The improvement in operating income was primarily attributable to the 26.6% increase in check services revenue over the same period last year.

Other Corporate Expense. Other corporate expense increased from $2,970,000 for the six months ended March 31, 2005 to $4,819,000 for the six months ended March 31, 2005, an increase of 62.3%. The increases were primarily attributable higher salaries, stock compensation expenses and legal expenses related to a patent lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 we had available cash and cash equivalents of $7,970,000, restricted cash of $2,211,000 in reserve with our primary processing bank and working capital of $9,992,000.

Accounts receivable, net of allowance for doubtful accounts, increased from $2,421,000 at September 30, 2005 to $3,163,000 at March 31, 2006. Allowance for doubtful accounts mainly reserved for chargeback losses increased to $419,000 at March 31, 2006 from $92,000 at September 30, 2005. The higher allowance was primarily related to provision for doubtful accounts related to three bankcard merchants’ chargeback receivables.

Net cash provided by operating activities for the six months ended March 31, 2006 was $3,104,000, as compared to net cash provided by operating activities of $1,190,000 for the six months ended March 31, 2005.

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

In the six months ended March 31, 2006, we used $277,000 for the purchase of equipment and $1,746,000 for the acquisition and capitalization of software costs, as compared to $470,000 for the purchase of equipment and $1,921,000 for the acquisition and capitalization of software costs for the same six month period last year. During the six months ended March 31, 2006, we paid off $212,000 of notes payable and capitalized lease obligations. We had proceeds of $318,000 from stock option exercises.

During fiscal year 2005, we negotiated a secured $3,000,000 line of credit and a $2,000,000 equipment lease line with Bank of the West. As of March 31, 2006, we have drawn down $1,000,000 against the $2 million equipment lease line. We have not utilized the $3,000,000 line of credit.

At March 31, 2006 we had the following cash commitments:

Index

Payment Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt including interest	$902,000	$309,000	$498,000	$95,000	$-0-

Capital lease obligations	130,000	78,000	52,000	-0-	-0-

Operating leases	1,352,000	603,000	749,000	-0-	-0-

Total contractual cash obligations	$2,384,000	$990,000	$1,299,000	$95,000	$-0-

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006, we did not have any off-balance sheet arrangements.

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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continued through 2010. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe our relationship will cause us to extend our agreement on mutually agreeable terms, there can be no assurance that First Regional Bank will agree to such extension, or that we would be able to agree to such extension on terms favorable to us. Additionally, while its ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration. Ultimately, our failure to maintain this and other banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of March 31, 2006, we maintained a dedicated chargeback reserve of $862,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of March 31, 2006, we had access to approximately $17.1 million belonging to our merchants on an aggregate basis. This money has been deposited at the sponsoring bank by the merchants to cover any potential losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2006, this potential exposure totaled approximately $589 million. At March 31, 2006, we, through our sponsoring banks, had approximately $89,000 of unresolved chargebacks that were in the process of resolution.

For the three-month period ended March 31, 2006 and 2005, we processed approximately $464 million (2006) and $280 million (2005), respectively, of Visa and MasterCard transactions, which resulted in $2.3 million in gross chargeback activities for the three months ended March 31, 2006 and $1.7 million for the three months ended March 31, 2005. Substantially all of these chargebacks were recovered from the merchants.

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

Our inability to implement, and/or the inability of third-party software vendors to continue to support and provide maintenance services with respect to, the third-party vendors’ products, could significantly adversely affect our results of operations and financial condition.

Index

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

A significant amount of our bankcard processing revenue is dependent on approximately 100 merchant accounts, several of which are very large merchants. The loss of a substantial portion of these accounts would adversely affect our results of operations.

We depend on approximately 100 key merchant accounts for our organic growth and profitability. A single merchant accounted for approximately 11.2% of our bankcard processing revenue during the quarter ended March 31, 2006; the loss of this account or the loss of merchants from this select group could adversely affect our results of operations.

The business activities of our merchants could affect our business and results of operations.

We provide direct and back-end bankcard and check processing services to merchants across many industries. Several of these merchants provide consumers access to “Internet wallets,” which subsequently permit consumers to use funds in those “Internet wallets” to participate in gaming activities over the Internet. Our “Internet wallet” merchants collectively comprise 30% of our check processing revenue, although no individual merchant comprises greater than 10% of our check processing revenue. To the extent any of these merchants conduct activities which are deemed illegal by future legislation or otherwise become involved in activities that incur civil liability from third parties, legal authorities or those third parties could attempt to pursue claims against us for aiding the activities of those merchants. While we believe that the services we provide do not directly aid in the activities of our merchants, and while we have no intent to assist any such activities, other than to provide general processing services consistent with past practice, any claims by legal authorities or third parties would require us to expend financial and management resources to address and defend such claims, the aggregate effect of which could have an adverse impact on our business and results of operations. Additionally, the loss of any of those merchants would have a significant affect on our business and results of operations.

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

Index

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

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the quarter ended March 31, 2006, we incurred $90,000 in losses from uncollected guaranteed checks.

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

Index

If we do not continue to invest in research and development, and/or otherwise improve our technology platforms, we could lose our competitive position.

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses decreased from $469,000 for the quarter ended March 31, 2005 to $394,000 for the quarter ended March 31, 2006. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the three months ended March 31, 2006, we have spent approximately $285,000 in legal fees and expenses defending these claims.

Our inability to recover from natural disasters could harm our business.

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO centralized its data processing functionality in Camarillo during fiscal 2005 and in 2006, anticipate Albuquerque will be a fully redundant site. Despite such contingent capabilities, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO or site operated by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

Index

Increases in the costs and requirements of technical compliance could harm our business.

The services which ECHO offers require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System’s Automated Clearing House and check related issues, and various banking requirements and regulations. ECHO has personnel dedicated to monitoring our compliance to the specific industries we serve and when possible, ECHO is moving the technical compliance responsibility to other parties. As the compliance issues become more defined in each industry, the costs and requirements associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that ECHO must acquire and/or maintain. Additionally, burdensome or unclear requirements could increase the cost of compliance. While ECHO currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that ECHO will always be able to underwrite the costs of compliance in each industry wherein we compete.

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended March 31, 2006, the market price of our common stock has been as high as $13.35 and as low as $10.02. Additionally, over the course of the year ended September 30, 2005, the market price of our common stock has been as high as $10.35 and as low as $7.10. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

We have not paid and do not currently plan to pay dividends, and you must look to price appreciation alone for any return on your investment.

Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and $2,000,000 equipment lease line of which $1,000,000 was utilized as of March 31, 2006. A hypothetical 1% interest rate change would have no material impact on our results of operations.

Item 4.	Controls and Procedures

As of March 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.

During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2004, LML Patent Corporation, a wholly-owned subsidiary of LML Payment Systems, Inc. (“LML”), filed a patent infringement claim against the Company, its subsidiary, XPRESSCHEX, Inc. and others, relating, with respect to the Company and its subsidiary, to the alleged infringement by the Company’s check conversion processes of three patents held by LML. In September 2005, the patent infringement claims for two (2) of the patents were dropped. The suit was filed in the U.S. District Court for the District of Delaware. The case was settled on April 03, 2006.

In connection with the settlement, the Company agreed to pay LML an amount equal to $400,000 in exchange for mutual releases and dismissal of all actions among the parties. Also, as consideration for the parties’ agreement not to initiate against one another any other patent infringement suit, action or administrative proceeding in the United States or Canada prior to April 1, 2009, the Company agreed to pay LML an amount equal to $200,000.

Additionally, pursuant to the terms of the Agreement and subject to certain restrictions, the Company has agreed to pay LML royalty fees in the amount of approximately $170,000 annually, based on current POP transaction volume, in consideration for a non-exclusive license to certain U.S. patents held by LML (Patent No. 6,354,491; 5,484,988; 6,164,528 and 6,283,366) one of which was the subject of the claim by LML. According to the terms of the Agreement, the non-exclusive license will terminate on January 16, 2013.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 6, 2006. At the Annual Meeting, there were 6,661,701 shares of Common Stock entitled to vote, and 5,909,458 (88.70%) were represented at the meeting in person or by proxy. Immediately prior to and following the Annual Meeting, the Board of Directors was comprised of Joel M. Barry, Richard D. Field, Aristides W. Georgantas, Charles J. Harris, H. Eugene Lockhart, Herbert L. Lucas, Jr., and Carl R. Terzian.

The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1.     Proposal to elect Messrs. Richard D. Field and Herbert L. Lucas, Jr. to serve as the Company’s Class I directors for three years and until their successors have been elected and qualified.

Director	For	Withheld

Richard D. Field	5,791,777	117,681
Herbert L. Lucas	5,829,804	79,654

2.     Proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 30, 2006.

Index

For	Against	Abstain	Broker Non-Votes

5,812,223	91,342	5,893	-0-

Item 5.	Other Information

On May 11, 2006, we entered into separation agreements with each of our principal executive officers (CEO, CFO and COO) and each of our senior vice presidents whereby, in the event of a Change in Control of us (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by us at the time of such Change in Control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the Change in Control occurred, and (iii) in the event that the executive is terminated without Cause (as defined in each agreement), or ceases to provide services to us (or our successor) as a result of an Involuntary Termination (as defined in each agreement), within the two year period following the Change in Control, then the executive would be entitled to a one time lump sum cash payment equal to a percentage of the executive’s anticipated total compensation for the fiscal year in which the Change in Control occurred, plus continued medical benefits for a period of time following such termination.

With respect to each of Messrs. Barry and Harris, our Chief Executive Officer and Chief Operating Officer, respectively, in the event of their termination without Cause or Involuntary Termination within the two year period following the Change in Control, they would each be entitled to a one-time lump sum payment equal to two times their anticipated total compensation for the fiscal year in which the Change in Control occurred, plus continued medical benefits for a period of two years following such termination.

With respect to Ms. Cheung, our Chief Financial Officer, in the event of her termination without Cause or Involuntary Termination within the two year period following the Change in Control, she would be entitled to a one-time lump sum payment equal to one and one-half times her anticipated total compensation for the fiscal year in which the Change in Control occurred, plus continued medical benefits for a period of one and one-half years following such termination.

With respect to our senior vice presidents, in the event of their termination without Cause or Involuntary Termination within the two year period following the Change in Control, they would each be entitled to a one-time lump sum payment equal to one and one-half times the respective executive’s anticipated total compensation for the fiscal year in which the Change in Control occurred, plus continued medical benefits for a period of one and one-half years following such termination.

The provision regarding the acceleration of vesting for previously issued stock option grants is consistent with the standard terms and conditions of our 2003 Incentive Stock Option Plan, as amended, which already provides for such accelerated vesting.

For purposes of the separation agreements, (a) “Change in Control” means the consummation of (i) a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power (which voting power shall be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time) into shares entitled to vote, but not assuming the exercise of any warrant or right to subscribe to or purchase those shares) of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not shareholders of the Company immediately prior to such merger, consolidation or other reorganization; provided, however, that in making the determination of ownership by the shareholders of the Company, immediately after the reorganization, equity securities which persons own immediately before the reorganization as shareholders of another party to the transaction shall be disregarded; or (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (b) Termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by the executive with the intent of causing damage to the Company or its affiliates, its properties, assets or business, or its shareholders, officers, directors or employees, (ii) any act of the executive involving a material personal profit to the executive, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of the Company or any of its subsidiaries, (iii) the Executive's consistent failure to perform his normal duties or any obligation under any provision of this Agreement, in either case, as directed by our Board of Directors, (iv) the conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of the Company; (B) any felony offense; or (C) any crime of moral turpitude, or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages; and (c) “Involuntary Termination” means the executive's cessation of the provision of services to the Company following (i) a material reduction in the executive's function, authority, duties, or responsibilities, without the executive's express written consent; or (ii) a material reduction in salary.

The purpose of the agreements was to align the interests of each of our executive and senior officers with the interests of the Company. As of the date of this report, there is no agreement, transaction or other contemplated plan related to the change of control of the Company.

Index

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

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date: May 15, 2006	By:/s/ Alice Cheung
Alice Cheung, Treasurer and
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-4(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.