Form 10-Q
period 2006-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2006-08-14
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-15245

ELECTRONIC CLEARING HOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0946274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Paseo Camarillo
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

As of July 31, 2006, there were 6,776,964 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	September 30,
	2006	2005

Current assets:
Cash and cash equivalents	$10,250,000	$7,009,000
Restricted cash	2,322,000	1,448,000
Settlement deposits	17,050,000	16,817,000
Settlement receivables, less allowance of $25,000 and $25,000	1,551,000	981,000
Accounts receivable, less allowance of $528,000 and $92,000	3,136,000	2,421,000
Prepaid expenses and other assets	526,000	385,000
Deferred tax asset	441,000	249,000
Total current assets	35,276,000	29,310,000

Noncurrent assets:
Property and equipment, net	2,420,000	2,337,000
Software, net	9,976,000	8,876,000
Other assets, net	263,000	294,000
Total assets	$47,935,000	$40,817,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$305,000	$426,000
Accounts payable	663,000	305,000
Settlement payable	18,601,000	17,798,000
Trust payable	834,000	277,000
Accrued expenses	3,133,000	2,467,000
Total current liabilities	23,536,000	21,273,000
Noncurrent liabilities:
Long-term debt, net of current portion	521,000	705,000
Deferred tax liability	2,626,000	1,067,000
Total liabilities	26,683,000	23,045,000

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 36,000,000 shares authorized; 6,801,304 and 6,620,531 shares issued; 6,763,035 and 6,582,262 shares outstanding, respectively	68,000	66,000
Additional paid-in capital	26,607,000	25,574,000
Accumulated deficit	(4,957,000)	(6,983,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Less unearned stock compensation	-0-	(419,000)
Total stockholders' equity	21,252,000	17,772,000
Total liabilities and stockholders' equity	$47,935,000	$40,817,000

See accompanying notes to consolidated financial statements

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

REVENUES:	$19,869,000	$14,281,000	$56,023,000	$40,362,000

COSTS AND EXPENSES:
Processing and transaction expense	13,299,000	9,051,000	37,357,000	25,783,000
Other operating costs	1,438,000	1,493,000	4,266,000	4,236,000
Research and development expense	316,000	354,000	1,189,000	1,271,000
Selling, general and administrative expenses	3,031,000	2,680,000	9,584,000	8,044,000

	18,084,000	13,578,000	52,396,000	39,334,000

Income from operations	1,785,000	703,000	3,627,000	1,028,000

Interest income	73,000	37,000	173,000	95,000
Interest expense	(21,000)	(29,000)	(68,000)	(87,000)

Income before provision for income taxes	1,837,000	711,000	3,732,000	1,036,000
Provision for income taxes	(827,000)	(278,000)	(1,706,000)	(407,000)

Net income	$1,010,000	$433,000	$2,026,000	$629,000

Basic net earnings per share	$0.15	$0.07	$0.31	$0.10
Diluted net earnings per share	$0.14	$0.06	$0.29	$0.09

Weighted average shares outstanding
Basic	6,630,055	6,512,411	6,596,737	6,469,632
Diluted	7,156,204	6,942,122	7,016,342	6,956,111

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$2,026,000	$629,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	581,000	558,000
Amortization of software	1,939,000	1,258,000
Provisions for losses on accounts and notes receivable	443,000	31,000
Deferred income taxes	1,367,000	280,000
Stock expense compensation	698,000	8,000
Restricted stock issued to director	38,000	-0-
Tax benefit from exercise of stock option	-0-	82,000
Changes in assets and liabilities:
Restricted cash	(874,000)	(201,000)
Settlement deposits	(233,000)	(86,000)
Accounts receivable	(1,158,000)	(177,000)
Settlement receivable	(570,000)	(387,000)
Accounts payable	358,000	53,000
Settlement payable	803,000	682,000
Trust payable	557,000	104,000
Accrued expenses	666,000	(24,000)
Prepaid expenses	(141,000)	(25,000)

Net cash provided by operating activities	6,500,000	2,785,000

Cash flows from investing activities:
Other assets	3,000	36,000
Purchase of equipment	(662,000)	(623,000)
Purchased and capitalized software	(3,011,000)	(2,896,000)

Net cash used in investing activities	(3,670,000)	(3,483,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-0-	400,000
Repayment of notes payable	(209,000)	(330,000)
Repayment of capitalized leases	(98,000)	(373,000)
Proceeds from exercise of stock options	482,000	329,000
Excess tax benefit from exercise of stock options	236,000	-0-

Net cash provided by financing activities	411,000	26,000

Net increase (decrease) in cash	3,241,000	(672,000)
Cash and cash equivalents at beginning of period	7,009,000	7,680,000
Cash and cash equivalents at end of period	$10,250,000	$7,008,000

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of the nine-month period ended June 30, 2006, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2006. Certain prior year reported amounts have been reclassified to conform to the 2006 presentation.

New Accounting Standards:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

NOTE 2 - Stock-Based Compensation:

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123R, Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by FAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first nine months of fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not issued any stock options since the adoption of SFAS No. 123R.

Index

NOTE 2: Continued

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and nine months ended June 30, 2006 includes $269,000 and $704,000 of compensation expense, respectively, and includes $3,000 of income tax benefits related to the Company’s stock options for the three and nine months ended June 30, 2006. The effect of adopting SFAS No. 123R had a negative effect to the basic and diluted earnings per common share for the three-month period ended June 30, 2006 of $0.02 and for the nine-month period ended June 30, 2006 of $0.06. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the disqualified dispositions of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options:

At June 30, 2006, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 1,150,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At June 30, 2006, options for 248,012 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. All options outstanding at June 30, 2006 were issued at 100% of the fair market value of the stock at the date of grant and have five-year vesting terms.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the nine months ended June 30, 2005. There were no options granted during the nine months ended June 30, 2006.

Nine Months Ended June 30, 2005

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

A summary of the status of the Company’s stock option plan as of June 30, 2006 and of changes in options outstanding under the plan during the nine months ended June 30, 2006 is as follows:

Index

NOTE 2: Continued

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	1,116,125	$5.51

Options granted	-0-

Options exercised	(114,600)	$4.20

Options forfeited or expired	(9,500)	$10.66

Options outstanding at June 30, 2006	992,025	$5.61	6.6	$4,017,000

Options vested and exercisable at June 30, 2006	493,625	$5.00	5.9	$1,776,000

Nonvested share activity under our Stock Option Plan for the nine-month period ended June 30, 2006 is summarized as follows:

	Nonvested Number Of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at October 1, 2005	684,625	$4.28
Vested	(186,225)	$3.70

Nonvested balance at June 30, 2006	498,400	$4.50

The weighted-average fair value of each option granted during the first nine months of fiscal year 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.20 per option. The total intrinsic value of options exercised was $237,000 during the first nine months of fiscal year 2005.

As of June 30, 2006, there was $2,241,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 7.5 years.

Cash received from stock option exercises for the nine months ended June 30, 2006 and 2005 was $482,000 and $329,000, respectively. The income tax benefits from stock option exercises totaled $236,000 and $82,000 for the nine months ended June 30, 2006 and 2005, respectively.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

Index

NOTE 2: Continued

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$433,000	$629,000

Add: Stock-based compensation expense included in reported net income, net of related tax effects	-0-	5,000

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(133,000)	(399,000)

Pro forma net income	$300,000	$235,000

Earnings per common share:

Basic - as reported	$0.07	$0.10
Basic - pro forma	$0.05	$0.04

Diluted - as reported	$0.06	$0.09
Diluted - pro forma	$0.04	$0.03

Restricted Stock:

Restricted Stock is granted under the 2003 Option Plan. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2006, there was $1,030,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.38 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders equity at September 30, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in capital.

A summary of the status of the Company’s restricted stock awards as of June 30, 2006, and of changes in restricted stock outstanding under the plan during the nine months ended June 30, 2006 is as follows:

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards outstanding at September 30, 2005	50,000	$8.50

Shares issued	62,588	$11.91

Shares forfeited	-0-	$-0-

Restricted stock awards outstanding at June 30, 2006	112,588	$10.39

Index

NOTE 2: Continued

In May 2006, the Company entered into an agreement with certain of its empolyees and executives to potentially grant 80,000 shares of restricted stock and 10,000 shares payable in cash. The restricted stock will only be granted  and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008. Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any. As required by SFAS 123R, 80,000 shares of this award will be treated as an equity award, with the fair value measured at the grant date and 10,000 shares will be treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market). In conjunction with this award, the Company recognized $42,000 of compensation expense for the quarter ended June 30, 2006.

NOTE 3 - Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share".

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net income	$1,010,000	$433,000	$2,026,000	$629,000
Denominator:
Weighted average shares outstanding for basic earnings per share	6,630,055	6,512,411	6,596,737	6,469,632
Effect of dilutive common stock equivalents	526,149	429,711	419,605	486,479
Adjusted weighted average shares outstanding for diluted earnings per share	7,156,204	6,942,122	7,016,342	6,956,111
Basic net earnings per share	$0.15	$0.07	$0.31	$0.10

Diluted net earnings per share	$0.14	$0.06	$0.29	$0.09

For the three months ended June 30, 2006 and 2005, approximately 4,000 option shares and 79,500 option shares, and for the nine months ended June 30, 2006 and 2005, approximately 4,000 option shares and 79,500 option shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE 4 - Supplemental Cash Flow Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Cash paid for:
Interest	$21,000	$29,000	$68,000	$87,000
Income Taxes	39,000	42,000	42,000	154,000

Significant non-cash transactions for the nine months ended June 30, 2006 were as follows:

•	Restricted stock valued at $745,000 was issued to certain executives and employees.
•	Capital equipment of $2,000 was acquired under a capital lease.

Significant non-cash transaction for the nine months ended June 30, 2005 was as follows:

•	A note was issued for $39,000 for the purchase of capital equipment.

Index

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

	Three Months Ended June 30,		Nine Month Ended June 30,
	2006	2005	2006	2005

Revenues:
Bankcard and transaction processing	$15,118,000	$10,579,000	$42,370,000	$29,626,000
Check-related products	4,751,000	3,702,000	13,653,000	10,736,000
	$19,869,000	$14,281,000	$56,023,000	$40,362,000

Operating income:
Bankcard and transaction processing	$2,762,000	$1,651,000	$7,156,000	$4,233,000
Check-related products	1,418,000	624,000	3,685,000	1,577,000
Other - Corporate Expenses	(2,395,000)	(1,572,000)	(7,214,000)	(4,782,000)
	$1,785,000	$703,000	$3,627,000	$1,028,000

	June 30,	September 30,
	2006	2005
Total assets:
Bankcard and transaction processing	$12,586,000	$9,452,000
Check-related products	26,300,000	24,719,000
Other	9,049,000	6,646,000
	$47,935,000	$40,817,000

NOTE 6 - Commitments, Contingent Liabilities, and Guarantees:

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2006, this potential exposure totaled approximately $644 million. At June 30, 2006, the Company, through its sponsoring bank, had approximately $110,000 of unresolved chargebacks that were in the process of resolution. At June 30, 2006, the Company, through its sponsoring bank, had access to $18.7 million in merchant deposits to cover any potential chargeback losses.

Index

NOTE 6: Continued

For the three-month periods ended June 30, 2006 and 2005, the Company processed approximately $472 million and $300 million, respectively, of Visa and MasterCard transactions, which resulted in $2.6 million in gross chargeback activities for the three months ended June 30, 2006 and $1.9 million for the three months ended June 30, 2005. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of June 30, 2006 and 2005, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $439,000 and $58,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month periods ended June 30, 2006 and 2005, the Company expensed $91,000 and $7,000, respectively.

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of June 30, 2006, the Company estimates that its maximum potential dishonored check exposure was approximately $2,287,000.

For the quarters ended June 30, 2006 and 2005, the Company guaranteed approximately $19,463,000 and $12,039,000 of merchant checks, respectively, which resulted in $196,000 and $47,000 of dishonored checks presented to the Company for payments, respectively. The Company has the right to collect the full amount of the check from the checkwriter. The Company establishes a reserve for this activity based on historical and projected loss experience. For the quarter ended June 30, 2006 and 2005, the check guarantee loss was $160,000 and $59,000, respectively. The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 7 - Litigation:

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material affect, individually or in the aggregate, on the Company’s business, financial condition or results of operations. It is possible that in the future we could become a party to such proceedings.

NOTE 8 - Effective Tax Rate:

The effective tax rate for the three and nine months ended June 30, 2006 was 45.0% and 45.7% as compared to 39.1% and 39.3% for the corresponding prior year periods. The increases in the tax rates were primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit in incentive stock options until a disqualifying disposition occurs.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended June 30, 2006, the bankcard and transaction processing business segment accounted for approximately 76.1% of the Company’s total revenue.

Index

We purchased a fully integrated, multi-modular bankcard processing system which, once fully implemented, should provide us with greater flexibility to price our credit card processing services and allow us to offer our services to other third parties. Management anticipates the clearing portion of this system to begin live customer deployment in the last quarter of 2006.

ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 28.3% from $3,702,000 in the third fiscal quarter of 2005 to $4,751,000 for the current fiscal quarter. Revenue from check collections and ACH fees continues to increase. Growth has come primarily from four sources: Internet wallet providers, check collection services, cross-selling electronic checks and collection services into the credit card merchant base we already serve and casino check cashing services.

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

Electronic Payment Services for Point-of-Sale System Providers
We believe there are significant opportunities in working closely with those firms that specialize in certain industries and provide a point-of-sale capability to merchants of some nature. By aligning our processing with these parties, we believe we can leverage our sales activity and have longer term relationships with merchants than are historically the case for most processors. We also believe our full processing capability allows us to include the point-of-sale system provider with some economic benefit from the processing volume of the users of its system. We are seeing good opportunities from this sales channel.

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

As of June 30, 2006, there are twenty-eight participating banks. ECHO estimates that there are 10,000 community banks in the United States and no one provider of services has over 10% of the market. Based on third-party research, we estimate that approximately 6,000 of these banks do not offer any payment solution but refer their merchants to outside providers. The approximately 4,000 banks that are affiliated with a payment service, we believe, will be very responsive to the MerchantAmerica value proposition when a comparison of features and costs is reviewed.

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

Index

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

•
Primary Sales Channels - Direct sales personnel are dedicated to various industries and/or services. We employ approximately 21 people who serve in either field or office positions that are dedicated to sales.

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

During the quarter, we appointed a Senior Vice President of Sales and we have added two new direct sales executives to cover the western region and we are actively pursuing an additional sales executive to cover vertical markets. This direct sales staff will be refocusing on selling our complete bankcard and check product suites. With the addition of these sales resources in fiscal 2006, we feel we are effectively building upon this year’s sales momentum and will be well positioned for 2007.

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

Index

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

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN/eFunds (the largest verification provider in the nation), Certegy (now a part of Fidelity) and Global Payments. While all four have major national accounts, we have been successful in winning the processing relationships for national accounts when competing for such business against these parties. ECHO believes that it can effectively compete due to its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having been certified as both a Third-Party Processor and Acquirer Processor with the Visa POS Check Program.

ECHO is among the top 50 credit card processors in the nation when evaluated by processing volume. ECHO is among a much smaller group when evaluated by processing capability. Of the top 50 firms, approximately 40 of them are independent sales organizations or banks that sell the service and may manage the front-end authorization service but they hire the back-end clearing and settlement services from a full service processor. There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, RBS Lynk, and Heartland Payment Services. We believe we hold the distinction of being the smallest public company who, with the installation of the new clearing module in 2006, will serve as a full service processor in credit cards. All of our competitors have greater financial and marketing resources than we have. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

Financial highlights for the third quarter of fiscal 2006 as compared to the same period last year were as follows:

•	Total revenue increased 39.1% to $19.9 million

•	Gross margins from processing and transaction revenue was 33.1% for the current quarter as compared to 36.6% for the prior year

•	Operating income increased 153.9% from $703,000 to $1,785,000

•	Diluted earnings per share were $0.14 as compared to $0.06 per share

•	Bankcard and transaction processing revenue increased 42.9% to $15.1 million

•	Bankcard processing volume increased 57.5% from $299.9 million to $472.1 million

Index

•	Check-related revenue increased 28.3% to $4.8 million

•	ACH transactions processed increased 18.5% to 9.3 million transactions

•	Stock compensation expense increased to $269,000 from $0 as a result of the Company’s adoption of SFAS 123R this fiscal year.

Revenue. Total revenue increased 39.1% to $19,869,000 for the three months ended June 30, 2006, from $14,281,000 for the same period last year. The increase can be primarily attributed to the 42.9% growth in the bankcard processing revenue and 28.3% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from our marketing initiatives. We have two merchants who each generated approximately 8% of the total bankcard processing revenue during the current quarter. The increase in revenue was primarily the result of a 57.5% increase in bankcard processing volume as compared to the prior year quarter.

Cost of Sales. Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $9,051,000 in the third fiscal quarter of 2005 to $13,299,000 in the current quarter, a 46.9% increase. The increase was primarily attributable to the 42.9% increase in bankcard processing revenue for the current quarter.

Gross margin was 33.1% for the current quarter as compared to 36.6% for the same period last year. The decrease in gross margin was primarily attributable to several high volume merchants that contributed slightly lower margin. Gross margin for this quarter was further impacted by a $213,000 increase in software amortization expense and an $83,000 increase in chargeback losses as compared to the same period last year. A majority of this increase in chargeback losses was related to the bankruptcy of one of our merchants.

Expense. Other operating costs such as personnel costs, telephone and depreciation expenses decreased slightly, from $1,493,000 in the third quarter of 2005 to $1,438,000 for the current fiscal quarter, a 3.7% decrease. This was attributable to the 39.1% increase in total revenue and the benefits from economies of scale in supporting such growth.

Research and development expenses decreased from $354,000 for the quarter ended June 30, 2005 to $316,000 in the current year quarter. Continued investment in research and development and IT initiatives is critical to our ability to maintain our competitive position and strengthen our infrastructure to support growth. Several of our major IT projects should be completed in the fourth quarter of 2006. However, we anticipate making continued investments in our IT initiatives and expect research and development expenses to remain at current levels for the remainder of the 2006 fiscal year and into fiscal 2007.

Selling, general and administrative expenses increased from $2,680,000 in the third fiscal quarter of 2005 to $3,031,000 for the current fiscal quarter, an increase of 13.1%. This increase was primarily attributable to the $269,000 increase in stock compensation expense as the result of the implementation of SFAS 123R starting this fiscal year. In addition, SOX compliance costs increased $115,000 as compared to the prior year quarter. As a percentage of total revenue, selling, general and administrative expenses decreased from 18.8% in the prior year quarter to 15.3% in the current quarter.

Operating Income. Operating income for the quarter ended June 30, 2006 was $1,785,000, as compared to operating income of $703,000 in the same period last year, a 153.9% increase. The increase in operating income was primarily due to 39.1% increase in revenue.

Interest Expense. Net interest was $52,000 for the three months ended June 30, 2006 as compared to $8,000 interest income for the prior year quarter. The increase was due to the increase cash and cash equivalents balances and increase in interest rates being earned.

Index

Effective Tax Rate. The effective tax rate for the quarter ended June 30, 2006 was 45.0% as compared to 39.1% for the prior year quarter. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit from incentive stock options until a disqualifying disposition occurs.

Net Income. Net income for the current quarter ended June 30, 2006 was $1,010,000, as compared to $433,000 for the prior year quarter. This 133.3% increase was primarily attributable to the 39.1% increase in revenue.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 42.9%, from $10,579,000 in the fiscal quarter ended June 30, 2005 to $15,118,000 for the current year quarter ended June 30, 2006. This revenue increase was mainly attributable to organic growth from our existing merchants and several new merchants with high processing volume. We have two bankcard merchants who each generated approximately 8% of the total bankcard processing revenue and a total of 20.2% of the bankcard processing volume during the current quarter. Bankcard revenue made up 76.1% of total revenue for the current quarter as compared to 74.1% for the same period last year. We attribute this level of growth to the success our sales and marketing program.

Operating income from our bankcard and transaction processing segment was $2,762,000 for the current period as compared to $1,651,000 in the same period last year, a 67.3% increase. The increase in operating income was primarily attributable to the 42.9% revenue growth and offset by lower margin from the merchants with high processing volume.

Check Related Products. Check-related revenues increased from $3,702,000 for the prior year quarter to $4,751,000 for the current fiscal quarter, an increase of 28.3%. This increase was attributable to the 15.7% increase in ACH revenue and check verification revenue, and a 98.6% increase in collection revenue. This increase primarily came from add-on sales from our existing merchants. We have one check processing merchant who comprises approximately 10% of our total check processing revenue.

Check services revenue made up 23.9% of total revenues in the current quarter as compared to 25.9% in the prior year quarter. Check-related operating income was $1,418,000 for the quarter ended June 30, 2006 as compared to $624,000 in the same period last year. The improvement in this business segment was primarily attributable to the 28.3% increase in revenue.

Other Corporate Expenses. Other corporate expenses increased from $1,572,000 for the fiscal quarter ended June 30, 2005 to $2,395,000 for the current quarter, an increase of 52.4%. This increase was primarily attributable to the 39.1% increase in revenue and the $269,000 increase in stock compensation expense and a $155,000 increase due to SOX compliance costs.

Nine Months Ended June 30, 2006 and 2005

Financial highlights for the nine months ended June 30, 2006, as compared to the same period last year, were as follows:

•	Total revenue increased 38.8% from $40.4 million to $56.0 million

•	Gross margins from processing and transaction revenue decreased from 36.1% for the prior year nine month period to 33.3% for the current period

•	Diluted EPS of $0.29 as compared to diluted EPS of $0.09

•	Bankcard and transaction processing revenue increased 43.0% to $42.4 million

•	Bankcard processing volume increased 57.2% to $ 1,323 million

•	Check-related revenue increased 27.2% to $13.7 million

•	ACH transactions processed increased 15.9% to 28.2 million transactions

•	Stock compensation expense increased to $704,000 from $8,000.

Index

Revenue. Total revenue increased 38.8% to $56,023,000 for the nine months ended June 30, 2006, from $40,362,000 for the same nine month period last year. This revenue increase was the result of organic growth from our existing merchants and new merchants generated from our sales and marketing programs. Our bankcard processing volume increased 57.2% for the nine months ended June 30, 2006, as compared to the same period last year.

Cost of Sales. Processing-related expenses increased from $25,783,000 for the nine month period in 2005 to $37,357,000 for the same nine months ended June 30, 2006, a 44.9% increase. This increase was directly attributable to the 38.8% increase in revenue. Gross margin from processing and transaction services decreased to 33.3% in the current nine month period from 36.1% for the same nine month period last year. The decrease in gross margin was primarily attributable to several high volume merchants who yielded lower margins. Gross margin for the nine months ended June 30, 2006 was further impacted by a $694,000 increase in software amortization expense and a $407,000 increase in chargeback losses as compared to the same period last year.

Expense. Other operating costs increased slightly from $4,236,000 for the nine months ended June 30, 2005 to $4,266,000 for the nine months ended June 30, 2006, an increase of 0.7%. This increase was directly related to the 38.8% increase in total revenue and the benefits from economies of scale in supporting such growth.

Research and development expense decreased from $1,271,000 in the nine months ended June 30, 2005 to $1,189,000 in the current nine month period. We are continuing to invest in infrastructure improvement and software enhancement to remain competitive in our industry.

Selling, general and administrative expenses increased from $8,044,000 for the nine months ended June 30, 2005 to $9,584,000 in the current nine-month period, an increase of 19.1%. This increase was primarily attributable to a $511,000 increase in salaries due to the increase in employees to support the Company’s growth, a $696,000 increase in stock compensation expense as the result of the implementation of SFAS 123R starting this fiscal year, and a $167,000 increase in professional fees due mainly to costs related to Sarbanes-Oxley. As a percentage of total revenue, selling, general and administrative expenses decreased from 19.9% for the nine months ended June 30, 2005 to 17.1% in the current nine month period.

Operating Income. Operating income for the nine months ended June 30, 2006 was $3,627,000, as compared to operating income of $1,028,000 for the same period last year.

Interest. Net interest increased from $8,000 interest income for the nine months ended June 30, 2005 to $105,000 for the current nine-month period. This is attributable to an increase in the cash and cash equivalents, the higher interest earned and a reduction in the total loan balances.

Effective Tax Rate. Effective tax rate for the nine months ended June 30, 2006 was 45.7%, as compared to 39.3% for the nine months ended June 30, 2005. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit from incentive stock options until a disqualifying disposition occurs.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 43.0%, from $29,626,000 for the nine months ended June 30, 2005 to $42,370,000 for the current nine-month period. This revenue increase was mainly attributable to the 57.2% increase in bankcard processing volume as compared to the same nine month period last year. The processing volume increase was due to our organic growth, particularly several high processing volume merchants.

Check-Related Products. Check-related revenues increased from $10,736,000 for the nine months ended June 30, 2005 to $13,653,000 for the current nine-month period, an increase of 27.2%. This was attributable to the 18.8% revenue growth in ACH revenue and check verification revenue and an 87.3% increase in check collection revenue.

Index

Check services revenue accounted for 24.4% of our total revenue for the current nine month period as compared to 26.6% in the same prior year period. Check-related operating income was $3,685,000 for the current nine-month period as compared to $1,577,000 in the same period last year, an increase of 133.7%. The improvement in operating income was primarily attributable to the 27.2% increase in check services revenue over the same period last year.

Other Corporate Expense. Other corporate expense increased from $4,782,000 for the nine months ended June 30, 2005 to $7,214,000 for the nine months ended June 30, 2006, an increase of 50.9%. The increases were primarily attributable to the 38.8% increase in revenue, higher salaries, stock compensation expenses and legal and settlement expenses related to a patent lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 we had available cash and cash equivalents of $10,250,000, restricted cash of $2,322,000 in reserve with our primary processing bank and working capital of $11,740,000.

Accounts receivable, net of allowance for doubtful accounts, increased from $2,421,000 at September 30, 2005 to $3,136,000 at June 30, 2006. Allowance for doubtful accounts reserved mainly for chargeback losses increased to $528,000 at June 30, 2006 from $92,000 at September 30, 2005. The higher allowance was primarily related to provision for doubtful accounts related to four bankcard merchants’ chargeback receivables.

Net cash provided by operating activities for the nine months ended June 30, 2006 was $6,500,000, as compared to net cash provided by operating activities of $2,785,000 for the nine months ended June 30, 2005.

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

In the nine months ended June 30, 2006, we used $662,000 for the purchase of mainly computer equipment and $3,011,000 for the acquisition and capitalization of software costs, as compared to $623,000 for the purchase of equipment and $2,896,000 for the acquisition and capitalization of software costs for the same nine-month period last year. During the nine months ended June 30, 2006, we paid off $307,000 of notes payable and capitalized lease obligations. During the nine months ended June 30, 2006, we had proceeds of $482,000 from stock option exercises.

We negotiated a secured $3,000,000 line of credit and a $1,000,000 equipment lease line with Bank of the West. As of June 30, 2006, both the $3,000,000 line of credit and the $1,000,000 equipment lease line are fully available.

At June 30, 2006 we had the following cash commitments:

Index

Payment Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt including interest	$820,000	$303,000	$451,000	$66,000	$-0-

Capital lease obligations	96,000	53,000	43,000	-0-	-0-

Operating leases	1,270,000	646,000	624,000	-0-	-0-

Total contractual cash obligations	$2,186,000	$1,002,000	$1,118,000	$66,000	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand and the secured $3,000,000 line of credit and the $1,000,000 equipment lease line which have yet to be utilized. Management believes that our cash flow from operations together with cash on hand combined with the available credit facilities will be sufficient to meet our working capital and other commitments.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006, we did not have any off-balance sheet arrangements.

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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through 2010. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe its ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration. Ultimately, our failure to maintain this and other banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

Index

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of June 30, 2006, we maintained a dedicated chargeback reserve of $830,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of June 30, 2006, we had access to approximately $18.7 million belonging to our merchants on an aggregate basis. This money has been deposited at the sponsoring bank by the merchants to cover any potential losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2006, this potential exposure totaled approximately $644 million. At June 30, 2006, we, through our sponsoring banks, had approximately $110,000 of unresolved chargebacks that were in the process of resolution.

For the three-month period ended June 30, 2006 and 2005, we processed approximately $472 million (2006) and $300 million (2005) of Visa and MasterCard transactions, which resulted in $2.6 million in gross chargeback activities for the three months ended June 30, 2006 and $1.9 million for the three months ended June 30, 2005. Substantially all of these chargebacks were recovered from the merchants.

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

Index

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

We depend on approximately 100 key merchant accounts for our organic growth and profitability. Two merchants accounted for approximately 16% of our bankcard processing revenue during the quarter ended June 30, 2006. The loss of those accounts or the loss of merchants from this select group could adversely affect our results of operations.

The business activities of our merchants could affect our business and results of operations.

We provide direct and back-end bankcard and check processing services to merchants across many industries. Several of these merchants provide consumers access to “Internet wallets,” which subsequently permit consumers to use funds in those “Internet wallets” to participate in gaming activities over the Internet. Our “Internet wallet” merchants collectively comprise approximately 27% of our check processing revenue, with one merchant who comprises approximately 10% of our check processing revenue. To the extent any of these merchants conduct activities which are deemed illegal by future legislation or otherwise become involved in activities that incur civil liability from third parties, legal authorities or those third parties could attempt to pursue claims against us for aiding the activities of those merchants. While we believe that the services we provide do not directly aid in the activities of our merchants, and while we have no intent to assist any such activities, other than to provide general processing services consistent with past practice, any claims by legal authorities or third parties would require us to expend financial and management resources to address and defend such claims, the aggregate effect of which could have an adverse impact on our business and results of operations. Additionally, the loss of any of those merchants would have a significant affect on our business and results of operations.

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

Index

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

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. While ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk, no assurance can be given that such measures will be adequate. During the quarter ended June 30, 2006, we incurred $160,000 in losses from uncollected guaranteed checks.

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

Index

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses decreased from $354,000 for the quarter ended June 30, 2005 to $316,000 for the quarter ended June 30, 2006. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

Index

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

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the three months ended June 30, 2006, we have spent approximately $22,000 in legal fees and expenses defending these claims.

Our inability to recover from natural disasters could harm our business.

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at such data centers. To minimize this risk, ECHO centralized its data processing functionality in Camarillo during fiscal 2005 and in 2006, anticipates that Albuquerque will be a fully redundant site. Despite such contingent capabilities, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO or site operated by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

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

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

Effective with our year-end September 30, 2006 we will become subject to Section 404 of the Sarbanes-Oxley act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Accordingly, we are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting. We are currently performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the completion of our evaluation and testing actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, results of operations and financial condition.

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

Index

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended June 30, 2006, the market price of our common stock has been as high as $18.19 and as low as $12.51. Additionally, over the course of the year ended September 30, 2005, the market price of our common stock has been as high as $10.35 and as low as $7.10. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

We could be exposed to market risk from changes in interest rates on our lease lines. Our exposure to interest rate risk relates to the $3,000,000 line of credit and the $1,000,000 equipment lease line which have not been utilized as of June 30, 2006. A hypothetical 1% interest rate change would have no material impact on our results of operations.

Item 4.	Controls and Procedures

As of June 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1a.	Risk Factors
For a listing of our Risk Factors, see Part I, Item 2.

Item 5.	Other Information

On May 11, 2006, we entered into separation agreements with each of our principal executive officers (CEO, CFO and COO) and each of our senior vice presidents whereby, in the event of a Change in Control of us (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by us at the time of such Change in Control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the Change in Control occurred, and (iii) in the event that the executive is terminated without Cause (as defined in each agreement), or ceases to provide services to us (or our successor) as a result of an Involuntary Termination (as defined in each agreement) within the two year period following the Change in Control, then the executive would be entitled to a one-time lump sum cash payment equal to a percentage of the executive’s anticipated total compensation for the fiscal year in which the Change in Control occurred, plus continued medical benefits for a period of time following such termination.

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

Index

The purpose of the agreements was to align the interests of each of our executive and senior officers with the interests of the Company. As of the date of this report, there is no agreement, transaction or other contemplated plan related to the change of control of the Company.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Sample Separation Agreement between Electronic Clearing House, Inc. and Company Executives.
10.2
Settlement and License Agreement dated March 31, 2006, among Electronic Clearing House, Inc., XpressCheX, Inc. and LML Patent Corporation. (Confidential treatment requested for portions of this exhibit. These portions have been omitted form this Quarterly Report and submitted separately to the Securities and Exchange Commission.)

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

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ Alice Cheung
Alice Cheung, Treasurer and
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Sample Separation Agreement between Electronic Clearing House, Inc. and Company Executives.
10.2
Settlement and License Agreement dated March 31, 2006, among Electronic Clearing House, Inc., XpressCheX, Inc. and LML Patent Corporation. (Confidential treatment requested for portions of this exhibit. These portions have been omitted form this Quarterly Report and submitted separately to the Securities and Exchange Commission.)

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