Form 10-K
period 2006-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2006-12-14
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006

Commission File Number 0-15245

ELECTRONIC CLEARING HOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0946274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

730 Paseo Camarillo, Camarillo, California	93010
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (805) 419-8700, fax number: (805) 419-8682

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Based on a closing price of $12.75 as reported by the NASDAQ Stock Market on March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $78,377,591.

As of November 30 , 2006, the Registrant had outstanding 6,824,814 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE - None

ELECTRONIC CLEARING HOUSE, INC.
2006 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2006 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding our intent, belief or current expectations. Examples of forward-looking statements include statements regarding our strategy, financial performance and revenue sources. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, those set forth elsewhere in this Annual Report. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.”

ITEM 1.	Business

OVERVIEW
Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks, technology partners and collection agencies. We derive the majority of our revenue from two main business segments: 1) bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants, banks and technology partners to allow them to accept credit and debit card payments from consumers; and 2) check-related products (“check services”), whereby we provide various services to merchants, banks, technology partners, and collection agencies to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System’s Automated Clearing House (“ACH”) network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank). We operate our services under the following brands:

•	MerchantAmerica, our retail provider of all credit card, debit card and check payment processing services to both the merchant and bank markets;
•
National Check Network (“NCN”), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for check verification and check conversion capture services;

•	XPRESSCHEX, Inc. for check collection services; and
•	ECHO, for wholesale credit card and check processing services.

We discuss our services in greater detail below. Overall, our ability to program and oversee the management of a merchant’s point-of-sale system, provide credit card and debit card processing, provide multiple services for the processing of checks, provide both electronic and traditional collection services, and integrate all of these services with an Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

We were incorporated in Nevada in December 1981. Our executive offices are located at 730 Paseo Camarillo, Camarillo, California 93010, and our telephone number is (805) 419-8700. Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “ECHO.” Information on our website, www.echo-inc.com, does not constitute part of this annual report. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC through a link to the appropriate section of the SEC’s website.

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

In 1999, ECHO acquired Magic Software Development, Inc., a check processing company located in Albuquerque, New Mexico, that serviced National Check Network (“NCN”), an association of approximately 60 affiliated collection agencies across the nation. At the time, we provided a check guarantee service that only served California merchants, but with the addition of Magic's check processing capabilities, our check guarantee services have been offered on a national basis since 1999. In fiscal 2000, Magic's corporate name was changed to XPRESSCHEX.

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

In January 2000, we acquired Rocky Mountain Retail Systems (“RMRS”) located in Boulder, Colorado, which provided a national check verification service to over 200 collection agencies across the nation. RMRS maintained a national check database of negative and positive check writer records.

In May 2001, we acquired the assets of National Check Network (“NCN”) and combined the NCN positive and negative check writer records with the RMRS database, resulting in a combined database of over 120 million check writer records which identify the positive and negative check writing activities occurring with individual check writers (including information related to accepted checks, bounced checks, and the frequency of delinquent transactions). This database is ever-growing with additional contributions daily and as of September 30, 2006, contained over 142 million records.

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

OUR SERVICES

Bankcard and Transaction Processing Services

Services
With our bankcard and transaction processing services, we provide payment solutions to merchants, banks and technology partners to allow them to accept credit and debit card payments from consumers. Our bankcard and transaction processing services include the following:

Debit and Credit Card Payment Processing
ECHO currently provides 24-hour daily payment processing, "800" number access to customer service personnel and, as needed, various field support services. Utilizing one of several methods of access to us, the merchants' systems dial our host computers that are connected to all the major card authorizing centers, and receive credit card and debit card authorizations. At the end of each day, electronic files of authorized transactions are transmitted to the major credit card organizations. They withdraw the funds from the card issuing banks and deposit a lump sum for the day’s processing activity into our processing bank on the following morning. Using a distribution file that we provide to them daily, our processing bank then distributes and deposits the individual merchant’s funds into the bank account of the merchant's choice. On average, ECHO deposits funds to over 600 banks across the nation on behalf of its merchants each day.

Other Payment Processing Services
We also provide various services related to our debit and credit card payment processing, including:

•
Internet Processing - ECHO allows merchants to accept payment transactions online with immediate processing, online reporting and security services that protect the cardholder, merchant and Internet Service Provider (“ISP”) from fraud.

•
Batch File Processing - ECHO allows mail order, telephone order or direct marketing merchants to process and transmit payments by using Microsoft Excel®, Access® or any other program that can create a "flat file" of data. In this process, the merchant can visit the ECHO Merchant Center, log on through a secure gateway, and upload the file to ECHO's processing center. The transactions are processed immediately, with reporting available almost immediately on each transaction.

Deriving Revenue
Bankcard and transaction processing services provide for the majority of our revenue. For the year ended September 30, 2006, bankcard and transaction processing accounted for approximately 75.7% of our revenue. Bankcard and transaction processing volume rose 49.6% in fiscal 2006, from $1,186,397,000 in fiscal 2005 to $1,775,063,000 in fiscal 2006, and revenue increased approximately 38.7%, from $41,093,000 in fiscal 2005 to $56,983,000 in fiscal 2006.

ECHO’s revenue for debit/credit card processing is derived primarily from three sources: the merchant's discount rate, the merchant's transaction fee and set monthly fees.

The discount rate is expressed as a percentage of the amount being processed and is deducted from the amount of each transaction submitted by the merchant, while the net amount is deposited into the merchant's bank account. Interchange, the fee charged by the card-issuing bank and paid each day when transactions are processed, normally constitutes 60% to 65% of the bankcard revenue. Other external costs, such as Visa and MasterCard dues and bank fees, increase external fees we pay to 67% to 70% of the total bankcard revenue.

A transaction fee is charged for each transaction processed and ECHO’s average transaction fee in fiscal 2006 was approximately $0.20 per transaction, the same as in fiscal 2005. Both Visa and MasterCard have instituted a $0.10 transaction fee on most transactions processed that ECHO and all processors are required to pay. In addition, on average, ECHO pays approximately $0.005 per transaction for communication costs, depending upon the duration and method of transmission.

In 2005, the market size for credit card processing was approximately 30.2 billion transactions per year, which represented 13% growth from 2004 to 2005. ECHO has a very small percentage of this market, but we are among the top 50 largest credit card processors according to The Nilson Report, a monthly financial subscription-based newsletter. Our competitors include First Data Corporation, the biggest credit card processor in the United States, NPC/Bank of America, Total Systems, Global Payments, and a few other direct payment processors. The credit card processing market has undergone rapid consolidation, which has raised unique challenges, including supporting and integrating numerous processing methodologies, initiating quality customer support and field support services and maintaining merchant relationships. While merchant portfolios can be purchased by a processor or a credit card agent bank, merchants are generally under no contractual obligation to utilize the services of the new owner so many of the most active consolidators have been experiencing difficulty in maintaining their number of active merchants.

In an effort to enhance the bankcard transaction processing business segment’s processing infrastructure and control processing costs, we acquired three payment processing modules from Oasis Technologies/eFunds; Clearing, Merchant Accounting System (MAS) and Switch. Integration of the Clearing module was in its final testing phase in September 2006 and select merchants were moved to the new platform in October 2006. Full deployment of the total base is expected to occur by December 2006.

Historically, ECHO has been effective in selling to merchants who operate in non-face-to-face, card not present environments, such as the Internet, mail order and telephone order types of businesses. Approximately 75% of our monthly credit card volume comes from these types of merchants. Our Agent Bank program brings retail, face-to-face, card present types of merchants to us so we intend to continue to promote this channel going forward. In the Technology Partner channel we see a good balance between both card present and card not present merchants. Our ability to effectively support this processing diversity should allow us to be more effective in attracting key technology companies as partners. Now that the Clearing module is installed and operational, we intend to broaden our marketing reach to actively pursue more retail types of business. Since there is more competition for this type of business, the price we charge to the merchant for our services will reflect lower margins than we have historically been accustomed to getting. While we intend to continue to pursue our historic higher margin merchant markets, the added scope of merchants we intend to pursue and the lower margins inherent in this market may compress our margins overall, depending upon how successful each channel is in bringing new merchant relationships.

In order to engage in Visa and MasterCard processing, a cooperative relationship is required with a Visa/MasterCard Primary Member Bank that sponsors the merchants to accept Visa and MasterCard transactions. ECHO’s primary processing bank relationship is with First Regional Bank of Los Angeles, California. As a result of its relationship, ECHO is a registered Independent Sales Organization and Merchant Service Provider with Visa and MasterCard, respectively, which allows us to solicit and support merchants utilizing our services. We have an agreement with First Regional Bank which continues our relationship through July 2010. Pursuant to the terms of the agreement, among other matters, we market and sell merchant services and the bank provides various support services in connection with individual transactions, in exchange for our payment to the bank, on a monthly basis, of a payment of $0.01 to $0.02 per transaction. The agreement does not allow either party to terminate other than for cause (as defined in the agreement) without incurring liability for breach of the agreement.

Check-Related Products (or “Check Services”)

Overview
ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 26.8% in fiscal 2006, from $14,458,000 in fiscal 2005 to $18,328,000 in fiscal 2006. Revenue from ACH and check conversion continues to increase. Growth has come primarily from four sources: Internet wallet providers, cross-selling electronic checks into the credit card merchant base we already serve, casino check cashing services and the Visa POS Check Program.

Internet wallet providers allow a customer to fund an online wallet with a lump sum and then the customer can use the wallet at various sites on the Internet. (Probably the best known wallet service on the Internet is PayPal, a service owned by eBay.) ECHO is assisting various providers of Internet wallet services to fund the initial Internet wallet transaction. Subsequent transactions of transferring funds from the Internet wallet are generally not handled by ECHO because the payment is typically handled online by the Internet wallet provider themselves.

In October 2006, the Unlawful Internet Gambling Enforcement Act was passed and signed into law. This new legislation prohibits gambling businesses from accepting any financial instrument in connection with inappropriate Internet gambling. Since many online gambling sites utilized Internet wallets as a form of payment, our Internet wallet transaction volume dropped approximately 30% immediately after the bill was signed and we anticipate that it will continue to decline over the coming months. The bill provided for a nine month period (270 days) wherein new regulations will be written that define to what extent banks and financial processors, such as ECHO, will be required to block transactions of this nature. Until these regulations are written, it is impossible to define how ECHO will ultimately be affected or even if it will continue to provide Internet wallet funding services.

The best estimate we have currently for the amount of revenue we will potentially lose if each of the current providers of Internet wallets cease funding gambling sites is $7 million annually. Because we are unable to differentiate between gaming and non-gaming transactions when funding an Internet wallet, the estimate includes all revenues, including those not associated with gaming.

Each current provider of Internet wallet service has advised ECHO that they 1) will adhere to any regulation once it is defined and 2) that they wish to continue promoting their Internet wallet use at other non-gambling sites. ECHO is committed to assisting them in their endeavor and, while any such non-gambling Internet wallet activity will offset the loss of the gambling site activity, it is impossible to ascertain to what extent they will be successful in their effort over the coming months and to what extent ECHO can diminish the impact the new law may have on future revenues.

Based upon this fact and based upon our historic growth of approximately 20% annually of our ACH volume, we expect to remain profitable in the coming year and replace the lost business with new business and with new activity from the existing customers who provide Internet wallet services to the online market as they secure new sites who accept their wallet as a form of payment.

Approximately 75% of ECHO’s credit card processing merchants operate their businesses in non-face-to-face environments such as mail order, phone order and the Internet. These relationships historically have higher margins than those seen with normal retail merchants because of the higher risk of fraud. We are finding good success in selling electronic checks to these merchants because it is a significantly lower cost form of payment.

ECHO has established an integrated processing relationship with the largest land-based check cashing provider to the gaming and casino market. Our services are primarily centered on providing check verification (using our NCN data base), check conversion (moving paper checks to electronic transactions at the check cashing cage in the casino), and several sophisticated risk management services that are used to assist the provider in confidently accepting checks. Through this source, ECHO provides these services to many of the largest casinos and gaming customers in the industry.

ECHO is both a Third-Party Processor and an Acquirer Processor for the Visa POS Check Program. Visa officially released its POS Check Service as of December 2002 and several national banks have entered the program since its inception to both sell the service to their merchants and to connect all of their checking accounts to the Visa network. Transactional growth in 2006 has been in the single digits and Visa’s connectivity to checking account balances has settled in over the past year to 30% in many metropolitan areas. (See the discussion of the Visa POS Check Service Program below.)

Services
With our check services, we provide various services to merchants and banks to allow them to accept and process check payments from consumers. Our check services include the following:

Check Verification
For a fee, we will search NCN, our proprietary database of negative and positive check writer accounts, attempting to match a specific piece of information, such as a driver's license number or Magnetic Ink Character Recognition (“MICR”) number (the numeric data along the bottom of a check), provided by a merchant. A match may identify whether the check writer has a positive record or a negative record of check cashing activity in the past. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept or decline the check. Verification reduces the risk of accepting a bad check for the merchant; however, in providing this program alone, we typically offer no guarantee that the check will be honored by the check writer's bank and make no promise of reimbursement if the check is dishonored by the bank. Revenue from check verification is derived from fees collected from the merchants when a check is verified against our positive and negative check database. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

Check Guarantee
With this service, if we approve a check transaction and the check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us and we must undertake any effort to collect the delinquent amount from the check writer.

The principal risk of providing this service is the risk of collecting the amount we guarantee from a delinquent or a fraudulent check writer whose check transaction was dishonored by his or her own bank. If we are unable to collect the dishonored check, we incur a bad debt expense. On average, we collect 50-60% of the amounts on those checks that become delinquent. Given the risks associated with check guarantee, especially for large volume merchants, we exercise strict risk parameters with the merchants to which this service is offered. We typically apply several risk management approaches with this service, which include searching NCN’s database, and “scoring” each transaction. This includes several factors such as velocity (the number of times a check writer has been searched in a certain period of time), prior activity (historic negative or positive transactions with the check writer), check writer’s presence in other databases (these national databases are selectively searched based upon the size of the check and the prior activity with the check writer), size of the check, and historic bad check activity by geographic and/or merchant specific locations, to name a few. If our scoring system concludes that the risk is too high, we issue a coded response instructing the merchant that we will not guarantee the check. If our scoring system results in a positive result, a coded response advises the merchant that we have guaranteed payment on that item.

Electronic Check Conversion ("ECC")
Check conversion is the ability to convert a paper check to an electronic item at the point of sale. ECC is a relatively new system of check settlement that is quickly gaining merchant acceptance. Under the program, the merchant slips a customer's completely filled-in check either through a check reader that reads the MICR line on the check or a check imager that records the total image of the face of the check and the merchant enters the amount of the check into the system. The merchant has the customer sign a receipt, much the same as in a credit card transaction, and gives a copy of the signed receipt along with the check to the customer. The electronic image, captured by the reader, is sent to our processing center and we settle the check transaction electronically. Merchants’ customers like this new system because they get their check back immediately and still have a hard copy receipt of the transaction. Banks like ECC because no paper has to be handled by the bank to settle the transaction. While most national merchants already have MICR check-reading equipment, small merchants will adopt the system only if their check volume justifies the capital investment in equipment, ranging from $125 to $150 per MICR reader and $300 to $600 for an imager.

Check Re-Presentment
The Federal Reserve System's Automated Clearing House (“ACH”) provides the tools to electronically present, re-present and settle funds between banks. Our check re-presentment program allows a merchant to advise its bank that a returned check should be sent to the XPRESSCHEX data processing center in Albuquerque, New Mexico, rather than returned to the merchant. Upon receipt, XPRESSCHEX converts the check to an electronic ACH transaction for resubmission through the ACH network and marks the check for possible collection activity, should it become necessary. One feature a merchant may choose is to time the re-presentment so as to coincide with a check writer’s typical payday to better the odds of collection. Generally, the full face value of the check is returned to the merchant upon collection and a collection fee charged to the check writer, usually in the range of $15 to $25, is retained by XPRESSCHEX as payment for its services.

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

Visa POS Check Service Program (“Visa Program”)
The Visa POS Check Program enables merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for debit card transactions. The Visa Program was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer’s bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and more banks have been added each year to the Visa network. As of September 2006, a national merchant could expect connection to around 20%-30% of the nation’s checking accounts from all locations and higher in some metropolitan locations

As described above, “check conversion” is the ability to convert a paper check to an electronic item at the point of sale. The Visa Program provides Visa member banks with a check conversion service that they can sell to their bank merchants. The Visa Program allows the merchant to get an immediate authorization or decline on a check while the check writer is at the checkout counter. If the check is approved, the service allows the merchant to immediately return the paper check to the check writer since the funds will be electronically withdrawn from the check writer’s account and deposited into the merchant’s account.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written is in a negative check account database. In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network. We are currently one of two companies that provide this service to Visa as a Third-Party Processor. When a Visa member bank signs up to offer the Visa Program to its merchants, it chooses a Third-Party Processor from the certified providers.

When Visa receives electronic check data from a merchant and the bank upon which the check is drawn has not connected its check writer data to the Visa network, Visa routes that check to the Third-Party Processor that was chosen by the merchant’s bank when they set up the program. The Third-Party Processor authorizes or declines a check based upon the negative and positive data contained in several national check account databases that are commercially available and, for those transactions that are approved, the Third-Party Processor will electronically move the funds from the check writer’s account to either the merchant bank’s master clearing account or directly to the merchant’s banking account (depending on the bank’s desired settlement method) utilizing the ACH.

An Acquirer Processor in the Visa Program is the party who accepts transactions from the merchant’s point-of-sale system and reformats them for submission to the Visa network. We act as an Acquirer Processor for several banks in the Visa Program.

We entered into a sponsorship agreement with our primary credit card processing bank, First Regional Bank, to enable us to sell the Visa Program directly to merchants with an obligation to pay a transaction fee per check to the bank. This allows the bank to realize added revenue, allows us to realize higher revenue in a marked-up pricing model, and a portion of the mark-up to be used to compensate and motivate resellers of our products and services to offer the Visa Program to merchants in the marketplace. The balance of the mark-up after paying the bank and the sales organization would be additional revenue to us. This will also enable us to use our direct sales channels to provide the Visa Program to ECHO’s current and potential merchant base.

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

As a more mature product offering, we continue to see value in the Visa POS Program as a competitive differentiator. We will continue to leverage this unique capability throughout our direct and indirect sales channels.

Deriving Revenue
For the past several years, we have invested significant resources and management focus in our check services business. This business segment comprised approximately 24.3% of our total revenue for the fiscal year ended September 30, 2006. As an individual segment, check-related revenue increased by 26.8% to $18,328,000 in fiscal 2006 from $14,458,000 in fiscal 2005.

ECHO’s revenue in check services can come from several sources. Typically, the merchant pays either a fixed fee for each transaction (verification, conversion, etc.) or a fee based on the face amount of the check or both (check guarantee). In the Visa model, ECHO can receive transaction fees for providing Third-Party services to Visa banks, whereby ECHO assists them in processing checks from banks not participating in the Visa Program. In addition, ECHO may serve a Visa bank as a collector of the transaction data for the merchant and submitting such data to VisaNet, a process referred to as an Acquirer Processor. ECHO can also participate in the mark-up over cost that is charged to those merchants ECHO sells directly through its own primary sales channels. Additional revenue is earned if the merchant utilizes ECHO’s collection services and it is primarily derived from the collection fee associated with successful collection of an item. If ECHO refers a collection item to an NCN member, a small participation in the collection fee is returned to ECHO through agreement with the NCN member. Finally, when ECHO provides a guarantee service to a merchant directly or to a bank to offer to their merchants, it earns a percentage of every check processed from the merchant. ECHO’s earnings in this case are directly tied to its success in collection and its risk management capability.

The NCN database includes approximately 15 million negative check account records and 127 million positive records. Approximately 300 affiliated collection agencies continually contribute to the database to enrich its depth and value. Through its network of NCN members, ECHO can offer regional collection services and distribute collection items to one or more of a select group of NCN’s member agencies to maximize a merchant’s or bank’s ability to collect amounts on a local level. NCN provides an ongoing revenue stream for ECHO as collection agencies, major national merchants, banks, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time. Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and losses experienced in accepting checks as a form of payment. Our NCN database is one of only four national databases that can serve this market need on a national scale. In addition to operating NCN, we provide a common platform where a business can also access other major negative check writer databases that are currently available in the nation.

XPRESSCHEX collection revenue comes from two sources: service fees and percentage of the check collection agreements. When XPRESSCHEX is engaged by a merchant or a bank to immediately collect on returned checks that were converted from paper to an electronic item, XPRESSCHEX normally receives the service fee of $15 to $25 that is charged to the check writer, not the merchant. Some merchants also engage XPRESSCHEX in the active collection of paper checks that have bounced or in the active collection of secondary efforts after all initial attempts at collection have been exhausted by the merchant. In these cases, XPRESSCHEX negotiates a percentage of the check amount, ranging from 10% to 30%, depending on several factors.

STRATEGY

Overview
ECHO’s service strategy is to provide merchants, banks, technology partners and collection agencies with electronic payment services that combine credit card, debit card and electronic check and collection services with quality customer support. ECHO’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of ECHO’s integrated collection and risk management services.

Our sales strategy is four-fold: to target technology partners providing point-of-sale systems who serve various industries in the merchant marketplace; to continue to pursue community banks with the combined set of services we currently offer; to focus our direct sales team on specific associations and merchants in industries where both checks and credit cards are common forms of payment; and to continue to support and promote the Visa POS Check Program. We intend to capitalize on our advantage of being a full credit card and check processor by combining our products and using our lower overall processing costs to allow the technology partner, community bank or association to enjoy a financial benefit from their customers’ processing activity.

Electronic Payment Services for Technology Partners Providing POS Systems
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

Along similar lines, we believe there are quality Independent sales organizations, many of which are focused on select markets, where we can establish a viable and mutually profitable relationship wherein they sell our processing services.

Promote Merchant Payment Processing for Regional and Community Banks
ECHO pursues small regional and community banks for credit card and check payment programs that are characterized by having an asset base in the $500 million range or less, and/or equity capital in the $10 to $50 million range. ECHO has developed a service that allows smaller banks to offer credit card and check processing services on a private-label basis using our back-end infrastructure with little or no technical involvement by the bank. Much of the reporting to the merchant utilizes the Internet as a delivery channel, an environment in which we have significant experience and knowledge. Due to the high costs and the perceived high risk, most small banks are either unable or unwilling to compete with national banks in providing credit card and real time check processing services and Internet-based reporting tools to their merchants. We have designed the program to be adopted by a bank at little or no cost while it allows the bank to generate revenue and earnings in competition to those earned by much larger banks that have had to make major investments in the technology.

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

The program was launched in August 2002 and at the end of fiscal 2006 had 38 participating banks. ECHO estimates that there are approximately 8,000 community banks in the United States. Based on third-party research, we estimate that approximately 57% of these banks offer payment solutions for their merchants. We believe these banks will be very responsive to the MerchantAmerica value proposition when a comparison of features and costs is reviewed.

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

•
Secondary Sales Channels - All or a portion of our services are sold through banks who sign up with our MerchantAmerica Agent Bank program, through banks who are selling the Visa POS Check Program, through authorized resellers, technology partners, independent sales organizations (ISOs) and through one of our 236 NCN Collection Agency Members. These channels offer lower margins to us due to the added participation in the overall revenue such channels require. Currently, ECHO has 292 authorized resellers registered to sell ECHO’s check products.

Management believes that we are distinctive in the number of payment methods that we enable, the combination of transaction types that we manage directly, our ability to integrate additional services and our ability to support each merchant through one vertically integrated source.

Our marketing strategy is to pursue direct sales opportunities where there is a significant amount of card and check acceptance; to build processing relationships with certain providers of POS software/hardware that serve select merchant markets; to maximize cross-selling opportunities within our existing base of retail merchants and financial institutions; to sell integrated suites of check, credit and debit card processing services through small banks; to enhance and market MerchantAmerica.com; and to pursue associations aggressively.

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

ECHO is among the top 50 credit card processors in the nation when evaluated by processing volume. ECHO is among a much smaller group when evaluated by processing capability. Of the top 50 firms, approximately 40 of them are independent sales organizations or banks that may manage the front-end authorization service but they outsource the back-end clearing and settlement services from a full service processor. There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, Heartland Payments and RBS (Lynx). We believe we hold the distinction of being the smallest public company who, with the installation of the Oasis Clearing module in 2006, will serve as a full service processor in credit cards. All of our competitors have greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN/eFunds (the largest verification provider in the nation), Certegy (purchased by Fidelity) and Global Payments. While all four have major national accounts, we have been successful in winning the processing relationships for national accounts when competing for such business against these parties. ECHO believes that it can effectively compete due to its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having been certified as both a Third-Party Processor and Acquirer Processor with the Visa POS Check Program.

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

EMPLOYEES

As of September 30, 2006, we employed 230 individuals, 211 of whom were full time employees.

REPORTABLE SEGMENTS

Refer to Note 15 “Segment Information” in the accompanying Notes to Consolidated Financial Statements for reportable segment information.

ITEM 1A.	Risk Factors

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

We currently maintain one primary bankcard processing and sponsorship relationship with First Regional Bank in Agoura Hills, California. Our agreement with First Regional Bank continues through July 2010. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe their ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of September 30, 2006, we maintained a dedicated chargeback reserve of $830,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of September 30, 2006, we had access to approximately $19.3 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2006, this potential exposure totaled approximately $609 million. At September 30, 2006, we, through our sponsoring banks, had approximately $131,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2006, we, through our sponsoring banks, had access to $19.3 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years 2006 and 2005, we processed approximately $1,775 million and $1,186 million, respectively, of Visa and MasterCard transactions, which resulted in $9.8 million in gross chargeback activities for the fiscal year ended 2006 and $7.1 million for the fiscal year ended 2005. Substantially all of these chargebacks were recovered from the merchants.

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

Our inability to implement, and/or the inability of third-party software vendors to continue to support and provide maintenance services with respect to, the third-party vendors’ products, could significantly affect our results of operations and financial condition.

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

We depend on approximately 100 key merchant accounts for our organic growth and profitability. Two merchants accounted for approximately 16% of our bankcard processing revenue during the year ended September 30, 2006. The loss of those accounts or the loss of merchants from this select group could adversely affect our results of operations.

The business activities of our merchants could affect our business and results of operations.

We provide direct and back-end bankcard and check processing services to merchants across many industries. Several of these merchants provide consumers access to “Internet wallets,” which subsequently permit consumers to use funds in those “Internet wallets” to participate in gaming activities over the Internet. Our “Internet wallet” merchants collectively comprise approximately 38% of our check revenue, with one merchant who comprises approximately 17% and three merchants who comprise approximately 33% of our check revenue, respectively. To the extent any of these merchants conduct activities which are deemed illegal by future legislation (including regulations promulgated under the Unlawful Internet Gambling Enforcement Act) or otherwise become involved in activities that incur civil liability from third parties, legal authorities or those third parties could attempt to pursue claims against us for aiding the activities of those merchants. While we believe that the services we provide do not directly aid in the activities of our merchants, and while we have no intent to assist any such activities, other than to provide general processing services consistent with past practice, any claims by legal authorities or third parties would require us to expend financial and management resources to address and defend such claims, the aggregate effect of which could have an adverse impact on our business and results of operations. Additionally, even if those legal authorities or third parties do not pursue claims against us, legislation could significantly affect our business operations and the business operations of those merchants.  The loss of any of those merchants would have a significant affect on our business and results of operations. With respect to the affects of the Unlawful Internet Gambling Enforcement Act on our “Internet wallet” merchants, and correspondingly, on our business and results of operations, please see our discussion in the “Business” section of this Annual Report on Form 10-K.

The business in which we compete is highly competitive and there is no assurance that our current products and services will stay competitive or that we will be able to introduce new products and services to compete successfully.

We are in the business of processing payment transactions and designing and implementing integrated systems for our customers so that they can better use our services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new product introduction. Our market share is relatively small as compared to most of our competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. While we believe our small size provides us the ability to move quickly in some areas, our competitors’ greater resources enable them to investigate and embrace new and emerging technologies, to quickly respond to changes in customers’ needs, and to devote more resources to product and services development and marketing. We may face increased competition in the future and there is no assurance that current or new competition will allow us to keep our customers. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenue to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

If we are unable to process significantly increased volume activity, this could affect our operations and we could lose our competitive position.

We have built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activities. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system’s capabilities. To minimize this risk, ECHO has redesigned and upgraded its check related processing systems and has purchased a high end system to process bankcard activity. This system is still in its final phase of deployment and no assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements. Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

We incur financial risk from our check guarantee service.

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the year ended September 30, 2006, we incurred $451,000 in losses from uncollected guaranteed checks.

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses decreased from $1,609,000 in fiscal 2005 to $1,539,000 in fiscal 2006. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. During 2006, we spent approximately $702,000 in legal fees and expenses defending these claims.

Our inability to recover from natural disasters could harm our business.

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico. Should a natural disaster occur in any of the locations, it is possible that ECHO would not be able to fully recover full functionality at one of its data centers. To minimize this risk, ECHO centralized its data processing functionality in Camarillo during fiscal 2005 and completed a fully redundant site in Albuquerque in October of 2006. Despite such contingent capabilities, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended September 30, 2006, the market price of our common stock has been as high as $18.08, and as low as $13.16. Additionally, over the course of the year ended September 30, 2006, the market price of our common stock has been as high as $18.19 and as low as $9.00. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

In March 2004, we sold a building in Agoura Hills, California, which was previously our corporate headquarters, for $2,382,000, and paid off the two notes collateralized by this building. As a result of this sale, we recognized a gain of $1,319,000 on a pre-tax basis.

In October 2003, we leased 21,566 square feet of a 40,000 square foot building in Camarillo, California. Our principal executive offices, including customer support, data center and other operational departments were moved to this Camarillo location. We signed an addendum to the Camarillo lease in July 2004 and added 11,103 square feet to the lease. We currently occupy 32,669 square feet of the Camarillo building. The lease payment for this facility as of September 2006 was $38,000 per month.

We have additional real property leases in Albuquerque, New Mexico; Lakewood, Colorado; Provo, Utah; and South Jordan, Utah for sales, data center and other operations, under various agreements, which expire at various times over the next year. The total of these lease payments are approximately $18,000 per month.

ITEM 3.	Legal Proceedings

We are involved in various lawsuits arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition of these lawsuits will have no material effect upon either our results of operations, financial position, or cash flows.

We are being sued by Premier Benefits, Inc. and Consumer Reward Network, Inc. (Premier Benefits, Inc. and Consumer Reward Network, Inc. v. First Regional Bank, et.al. - Los Angeles County Superior Court West District, Santa Monica Courthouse - Case NO: SC 085538, Filed on May 13, 2005, and Continuity Partners, Inc. v. First Regional Bank, et.al. - Los Angeles County Superior Court, West District, Santa Monica Courthouse - Case NO: SC086314, Filed on July 18, 2005) for withholding funds from the plaintiffs in this matter (bank accounts were frozen in May, 2005 when it was discovered that the plaintiffs were processing outbound telemarketing transactions through the ACH Network (illegal under NACHA rules)). We provided services to the plaintiffs pursuant to our agreement with Internet Transaction Services, Inc. (Intertrans). Under the terms of our agreement with Intertrans, Intertrans was obligated to, and has, reimburse us for all expenses incurred in this matter. The plaintiffs allege that we knowingly violated banking rules (NACHA rules) by allowing the plaintiffs to process ACH transactions for outbound telemarketing calls and wrongfully withheld the plaintiffs’ funds by freezing their bank accounts once First Regional Bank discovered that the plaintiffs were processing ACH transactions for outbound telemarketing calls. The United States District Court for the Central District of California in the case entitled Federal Trade Commission, Plaintiff v. Universal Premium Services, Inc., a California Corporation (also known as Premier Benefits, Inc.) has issued a Court Order authorizing the Receiver to enter into and approve a settlement agreement to which we are party. All funds held under attachment (in the amount of $447,862.49 held by the Court and $15,757.44 held by First Regional Bank) in connection with the two cases referenced above have been distributed to the Receiver. The Order that the two lawsuits will be dismissed with prejudice, and that we receive a full release from the plaintiffs, has been filed with the Los Angeles County Superior Court and the Order should be issued by the Court shortly.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ECHO’s shareholders in the quarter ended September 30, 2006.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 17, 1986, we have been trading on the over-the-counter market under the name Electronic Clearing House, Inc. On October 2, 1989, we were accepted for listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and trade under the symbol of "ECHO" on the NASDAQ Capital Market. The following table sets forth the range of high and low closing prices for each quarter for our common stock during the fiscal periods indicated, as reported on the NASDAQ Capital Market.

FISCAL YEAR ENDED SEPTEMBER 30	High	Low

2006
First Quarter	$11.00	$9.00
Second Quarter	$13.66	$10.01
Third Quarter	$18.19	$12.51
Fourth Quarter	$18.08	$13.16

2005
First Quarter	$9.65	$7.42
Second Quarter	$9.22	$7.99
Third Quarter	$10.35	$7.10
Fourth Quarter	$9.36	$8.00

The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in our common stock is limited and sporadic, as indicated by the average monthly trading volume of approximately 275,000 shares for the period from October 2005 to September 2006. On November 30, 2006, the closing representative price per share of our common stock, as reported on the NASDAQ Capital Market, was $13.00.

Holders of Common Stock

As of November 30, 2006, there were 799 record holders and 2,501 beneficial holders of our common stock, with 6,824,814 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any dividends in the past and have no current plan to pay any dividends. We intend to devote all funds to the operation of our businesses.

Equity Compensation Plan Information

The Equity Compensation Plan Information identified in Item 11 of this Annual Report on Form 10-K is incorporated herein by this reference.

Purchases of Equity Securities

We have not repurchased, nor has any affiliated purchaser repurchased, shares of our common stock during fiscal 2006.

ITEM 6.	Selected Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Items 7 and 8 below. The following data, insofar as it relates to each of the five years ended September 30, has been derived from our annual financial statements, including the consolidated balance sheets at September 30, 2006 and 2005, and the related consolidated statements of operations and of cash flows for the three years ended September 30, 2006, 2005 and 2004, and notes thereto appearing elsewhere herein.

	Year Ended September 30
	2006	2005	2004	2003	2002
	( ---- Amounts in thousands, except per share ---- )
Statement of Operations Data:
Revenue	$75,311	$55,551	$48,320	$41,149	$33,291
Costs and expenses	71,157	53,872	44,863	38,724	36,960
Income (loss) from operations	4,154	1,679	3,457	2,425	(3,669)
Interest income (expense), net	197	23	(104)	(172)	(74)
Gain on sale of assets	-0-	-0-	1,319	-0-	-0-
Income (loss) before income tax (provision) benefit and cumulative effect of an accounting change	4,351	1,702	4,672	2,253	(3,743)
(Provision) benefit for income taxes	(2,034)	(669)	(1,823)	(925)	1,367
Income (loss) before cumulative effect of an accounting change	2,317	1,033	2,849	1,328	(2,376)
Cumulative effect of an accounting change to adopt SFAS 142[1]	-0-	-0-	-0-	(4,707)	-0-

Net income (loss)	$2,317	$1,033	$2,849	$(3,379)	$(2,376)

Earnings (loss) per share-basic	$0.35	$0.16	$0.45	$(0.58)	$(0.41)
Earnings (loss) per share-diluted	$0.33	$0.15	$0.41	$(0.56)	$(0.41)

Weighted average number of common shares and equivalents outstanding-basic	6,614	6,485	6,312	5,812	5,788

Weighted average number of common shares and equivalents outstanding-diluted	7,005	6,939	6,900	6,024	5,788

Balance Sheet Data:
Working capital	$12,542	$8,037	$8,004	$3,201	$3,234
Current assets	41,893	29,207	29,869	9,619	5,728
Total assets	55,007	40,714	39,374	18,748	18,191
Current liabilities	29,351	21,170	21,865	6,418	2,494
Long-term debt, and payables to stockholders and related parties, less current portion	448	705	704	1,961	2,159
Total stockholders' equity	$22,286	$17,772	$16,240	$10,369	$13,538

[1]
The Company completed the transitional impairment testing required by SFAS No. 142 in the first quarter of fiscal 2003 and determined that its goodwill was fully impaired and a $4.7 million goodwill write-off was recognized.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of merchants, banks and collection agencies. We derive the majority of our revenue from two main business segments, bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers, and check-related products (“check services”), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers. The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee, check verification, electronic check conversion, check re-presentment, and check collection.

We organize our service offerings under the following brand names:

•	MerchantAmerica: ECHO’s retail provider of payment processing services to both merchant and bank markets;
•	National Check Network (“NCN”): for check verification, check conversion capture services and for membership to collection agencies;
•	XPRESSCHEX: for check collection services; and
•	ECHO: for wholesale credit card and check processing services.

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

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

-  Revenue Recognition Policy. We earn revenue from services which include the following: debit and credit card processing, check verification, ACH services, check conversion, check re-presentment, check collection, and check guarantee. All of these services are performed pursuant to a contract with customers which states the terms and fixed price for all contracted services. The price of a service may be a fixed fee for each transaction and/or a percentage of the transaction processed, depending on the service. We generally collect our fee at the time we process the transaction and accordingly, collectibility of the service fee is reasonably assured.

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

Revenue from check guarantee is derived from a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by us. We recognize revenue when the checks are processed at the point of sale. At the time the guarantee revenue is recognized, we provide a reserve for estimated guarantee losses based upon our historical loss experience. In the event the check is dishonored, we have the right to collect the full amount of the check from the check writer. We establish a receivable from the delinquent check writer for the full amount of the guaranteed check. The check guarantee service also earns revenue based on fees collected from delinquent check writers, which collection fee is recognized when collected, as collectibility is not reasonably assured until that point.

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

-  Research and Development Expense. Expenditures for activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $1,539,000 in fiscal year 2006 and $1,609,000 in fiscal year 2005.

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

-  Stock-Based Compensation. Effective October 1, 2005, we began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment. Prior to October 1, 2005, we accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. We have adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, have not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. We have not issued any stock options since the adoption of SFAS No. 123(R).

RESULTS OF OPERATIONS

Fiscal years 2006 and 2005

Financial highlights for fiscal 2006 as compared to fiscal 2005 were as follows:

--	Total revenue increased 35.6% to $75.3 million
--	Gross margin from processing and transaction revenue decreased to 33.5% from 35.4%
--	Operating income increased from $1.7 million to $4.2 million
--	Diluted earnings per share were $0.33 as compared to $0.15 per share
--	Bankcard and transaction processing revenue increased by 38.7% to $57.0 million
--	Bankcard processing volume increased 49.6% to $1.8 billion
--	Check-related revenue increased by 26.8% to $18.3 million
--	ACH processing volume increased 18.3% to 38.0 million transactions

REVENUE. Total revenue increased 35.6% to $75,311,000 for fiscal 2006, from $55,551,000 for fiscal 2005. The increase was primarily attributable to 38.7% growth in bankcard and transaction processing revenue and 26.8% growth in check services revenue year-over-year. This growth has occurred organically from our existing merchants and from our marketing initiatives during the year.

The bankcard and transaction processing revenue increase was mainly attributable to a 49.6% increase in bankcard processing volume as compared to fiscal 2005. This increase was the result of our organic growth and the growth from our various marketing channels such as the Agent Bank program.

The check-related processing revenue increase was attributable to a 19.3% increase in ACH services revenue and an 85.0% increase in check collection revenue. The high growth in ACH revenue was mainly due to Internet wallet funding activities and increases in overall ACH activities.

COST OF SALES. Bankcard processing expenses are directly related to the changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and are reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 39.6% for the year, from $35,867,000 in fiscal 2005 to $50,072,000 in fiscal 2006. The increase was primarily due to the 35.6% increase in total revenue for the year, and a $750,000 increase in amortization expense.

Total gross margin from processing and transaction services decreased from 35.4% in fiscal 2005 to 33.5% in fiscal 2006. Gross margin from bankcard and transaction processing decreased from 27.5% in fiscal 2005 to 25.0% in fiscal 2006. The decrease in gross margin was primarily attributable to several high volume merchants who negotiated lower than average discount rates due to the size of their accounts. Additionally, gross margin from check processing increased from 58.0% in fiscal 2005 to 60.1% in fiscal 2006. The check services gross margin increase was mainly attributable to an increase in Internet wallet transactions, which yields higher margins.

EXPENSE. Other operating costs such as personnel costs, telephone, depreciation expenses and outside services increased 2.2%, from $5,653,000 in fiscal 2005 to $5,775,000 in fiscal 2006. This was primarily due to the increases to support the 35.6% revenue growth in fiscal 2006.

Research and development expenses decreased 4.4%, from $1,609,000 in fiscal 2005 to $1,539,000 in fiscal 2006. Research and development initiatives are critical for us to remain competitive with our peers. Several major development projects were completed during fiscal year 2006. However, given the rapid change in technology in our industry, we plan to continue to invest in product development in both the bankcard processing business segment and the check-related products segment in order to stay ahead of our competitors.

Selling, general and administrative (SG&A) expenses increased 28.2% from $10,743,000 in fiscal 2005 to $13,771,000 in fiscal 2006. This increase was primarily attributable to: 1) a $1,234,000 increase in salaries, bonus and payroll taxes due to the increase in employees to support the Company’s growth and the executive compensation expense approved by the Board of Directors for 2006, as well as an increase in bonus compensation; 2) a $1,357,000 increase in stock compensation expense as a result of the implementation of SFAS No. 123(R) starting this fiscal year, including $204,000 of additional stock compensation expense to correct certain prior year stock option errors of which $177,000 related to prior periods (see Note 15); 3) a $648,000 increase in professional fees mainly related to Sarbanes-Oxley (“SOX”) expenses; and 4) $350,000 in professional expenses related to the Company exploring a strategic discussion with an unrelated party in the fourth quarter. As a percentage of total revenue, SG&A expenses decreased from 19.3% in fiscal 2005 to 18.3% in fiscal 2006.

OPERATING INCOME. Operating income increased from $1,679,000 in fiscal 2005 to $4,154,000 in fiscal 2006, an increase of 147.4%. The increase in operating income was primarily attributable to the 35.6% increase in revenue offset by the 1.9% decrease in gross margin and the increased selling, general and administrative expenses described above.

INTEREST INCOME AND EXPENSE. Interest expense decreased to $92,000 for fiscal 2006 from $113,000 for fiscal 2005. The decrease was due to the full repayment of one note and some capital leases during fiscal 2006. Interest income increased from $136,000 in fiscal 2005 to $289,000 in fiscal 2006 due to higher cash balances on hand throughout fiscal year 2006 and those balances earning higher rates as compared to 2005.

EFFECTIVE TAX RATE. The income tax provision was $2,034,000 for fiscal 2006 as compared to $669,000 for fiscal 2005. Our effective tax rate was 46.7% for fiscal 2006, as compared to 39.3% for fiscal 2005. The increase was primarily due to non-deductible stock compensation expense related to the adoption of SFAS No. 123(R) in 2006. See Notes to Consolidated Financial Statements included elsewhere herein for a further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME. Net income for fiscal 2006 was $2,317,000, as compared to $1,033,000 for fiscal 2005. This increase was primarily attributable to the increase in revenues.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2006, bankcard processing and transaction revenue accounted for approximately 75.7% of our revenue, compared to 74.0% in fiscal 2005. Bankcard processing and transaction revenue increased 38.7%, from $41,093,000 in fiscal 2005 to $56,983,000 in fiscal 2006. This increase was mainly attributable to a 49.6% increase in bankcard processing volume as compared to fiscal 2005. We continue to increase our bankcard processing business primarily through organic growth and various sales and marketing programs.

In fiscal 2006, the bankcard and transaction processing segment generated operating income of $8,495,000, or 14.9% of the related revenue, as compared to $5,829,000, or 14.2% of the related revenue in fiscal 2005. This increase in operating income was primarily due to the increase in revenue offset by lower gross margin and SG&A expense.

We purchased a fully integrated, multi-modular bankcard processing system from Oasis Technologies for approximately $1.6 million which included three payment processing modules: Clearing, Merchant Accounting System (MAS) and Switch. We have incurred an additional $2.4 million of internal development costs thus far in implementing this system. The implementation of this system will give us greater flexibility to price our credit card processing services, allowing us to attract and retain larger merchants as well as the small and mid-market merchants that have been our target market. Integration of the Clearing module was in its final testing phase in September 2006 and select merchants were moved to the platform in October 2006. Full deployment of the total base is expected to occur by December of 2006.

Check Related Products. Check-related revenue increased from $14,458,000 for fiscal 2005 to $18,328,000 for fiscal 2006, an increase of 26.8%. Check verification revenue increased 16.8% to $4,258,000 for fiscal 2006 from $3,645,000 for fiscal 2005. Check conversion, ACH services and check re-presentment revenue increased 19.3% to $9,842,000 for fiscal 2006, from $8,251,000 for fiscal 2005. Additionally, check collection revenue increased 85.0%, from $2,096,000 in fiscal 2005 to $3,879,000 in fiscal 2006. The high growth in ACH revenue was due to Internet wallet activities and the overall increase in the ACH and conversion product. Total ACH transactions processed during fiscal 2006 were 38.0 million transactions, as compared to 32.1 million transactions processed in fiscal 2005, an increase of 18.3%.

In October 2006, the Unlawful Internet Gambling Enforcement Act was passed and signed into law. The best estimate we have currently for the amount of revenue we will potentially lose if each of the current providers of Internet wallets cease funding gambling sites is $7 million annually. Because we are unable to differentiate between gaming and non-gaming transactions when funding an Internet wallet, the estimate includes all revenues, including those not associated with gaming.

Check services revenue made up 24.3% of the total processing and transaction revenue for fiscal 2006 as compared to 26.0% of the total processing and transaction revenue for fiscal 2005. Check-related operating income was $4,384,000 in fiscal 2006, as compared to operating income of $2,204,000 in fiscal 2005, an increase of 98.9%. The increase in operating income was mainly due to the 26.8% increase in check-related revenue.

Fiscal years 2005 and 2004

Financial highlights for fiscal 2005 as compared to fiscal 2004 were as follows:

--	Total revenue increased 15.0% to $55.6 million
--	Gross margin from processing and transaction revenue decreased to 35.6% from 37.3%
--	Operating income decreased from $3.5 million to $1.7 million
--	Diluted earnings per share were $0.15 as compared to $0.41 per share
--	Bankcard and transaction processing revenue increased by 11.4% to $41.1 million
--	Bankcard processing volume increased 12.7% to $1.2 billion
--	Check-related revenue increased by 26.6% to $14.5 million
--	ACH processing volume increased 24.6% to 32.1 million transactions

REVENUE. Total revenue increased 15.0% to $55,551,000 for fiscal 2005, from $48,320,000 for fiscal 2004. The increase was primarily attributable to 11.4% growth in bankcard and transaction processing revenue and 26.6% growth in check services revenue year-over-year. This growth has occurred organically from our existing merchants and from our marketing initiatives during the year.

The bankcard and transaction processing revenue increase was mainly attributable to a 12.7% increase in bankcard processing volume as compared to fiscal 2004. This increase was the result of our organic growth and the growth from our various marketing channels such as the Agent Bank program and the MerchantAmerica marketing program.

The check-related processing revenue increase was attributable to a 41.8% increase in ACH services revenue and a 6.4% increase in check verification revenue. The high growth in ACH revenue was mainly due to Internet wallet funding activities and increases in overall ACH activities.

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

Total gross margin from processing and transaction services decreased from 37.3% in fiscal 2004 to 35.6% in fiscal 2005. Gross margin from bankcard and transaction processing decreased from 29.6% in fiscal 2004 to 27.5% in fiscal 2005. The decrease in gross margin was primarily attributable to several high volume merchants who negotiated lower than average discount rates due to the size of their accounts. Additionally, gross margin from check processing decreased from 61.4% in fiscal 2004 to 58.0% in fiscal 2005. The check services gross margin decrease was mainly attributable to an increase in commission expense and amortization expense.

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

In fiscal 2005, the bankcard and transaction processing segment generated operating income of $5,829,000, or 14.2% of the related revenue, as compared to $5,977,000, or 16.2% of the related revenue in fiscal 2004. This decrease in operating income was primarily due to the lower gross margin combined with higher research and development expenses and SG&A expense.

We purchased a fully integrated, multi-modular bankcard processing system from Oasis Technologies for approximately $1.6 million. We incurred an additional $1.5 million of internal development costs in fiscal 2005 to implement this system. The implementation of this system will give us greater flexibility to price our credit card processing services, allowing us to attract and retain larger merchants as well as the small and mid-market merchants that have been our target market. This project experienced numerous implementation delays, mainly as a result of vendor software delivery issues and the vigorous testing required prior to implementation.

Check Related Products. Check-related revenue increased from $11,423,000 for fiscal 2004 to $14,458,000 for fiscal 2005, an increase of 26.6%. Check verification revenue increased 6.4% to $3,645,000 for fiscal 2005, from $3,425,000 for fiscal 2004. Check conversion, ACH services and check re-presentment revenue increased 41.8% to $8,251,000 for fiscal 2005, from $5,820,000 for fiscal 2004. Additionally, check collection revenue increased 15.4%, from $1,816,000 in fiscal 2004 to $2,096,000 in fiscal 2005. The high growth in ACH revenue was due to Internet wallet funding activities and the overall increase in the ACH and conversion product. Total ACH transactions processed during fiscal 2005 were 32.1 million transactions, as compared to 25.8 million transactions processed in fiscal 2004, an increase of 24.6%.

Check services revenue made up 26.0% of the total processing and transaction revenue for fiscal 2005 as compared to 23.6% in fiscal 2004. Check-related operating income was $2,204,000 in fiscal 2005, as compared to operating income of $1,644,000 in fiscal 2004, an increase of 34.1%. The increase in operating income was mainly due to the 26.6% increase in check-related revenue.

The Visa Program did not grow as much as we had expected in fiscal 2005. Even though we were getting new merchants to sign up under the Visa Program, some of the larger merchants have shown a rather significant decline in the total transactions processed for fiscal 2005 as compared to fiscal 2004. We attribute this to the overall decline in check usage in the market. Additionally, certain store branded credit cards from one of our major Visa POS Check merchants shifted some of the payment transactions away from check.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had available cash and cash equivalents of $11,604,000, restricted cash of $1,594,000 in reserve with our primary processing banks and working capital of $12,542,000.

Accounts receivable, net of allowance for doubtful accounts, increased to $2,914,000 at September 30, 2006 from $2,421,000 at the end of fiscal 2005. Allowance for doubtful accounts, which reflects chargeback losses increased to $392,000 at the end of fiscal 2006 from $92,000 at September 30, 2005. The increase in accounts receivable was due to the higher processing revenue generated in fiscal 2006 and therefore higher month-end balances. In addition, the increase in allowance for doubtful accounts was mainly due to the bankruptcy of one merchant.

Net cash provided by operating activities for the year ended September 30, 2006 was $9,649,000, as compared to net cash provided by operating activities of $3,888,000 for fiscal 2005. The $5,761,000 increase in cash from operations was primarily attributable to the $1,284,000 increase in net income between fiscal 2006 and 2005, an increase of $1,369,000 in stock-based compensation expense due to the adoption of SFAS No. 123(R) on October 1, 2005, an increase of $1,066,000 in deferred income taxes, and a $867,000 increase in depreciation and amortization.

Net cash used in investing activities was $5,197,000 for fiscal 2006 as compared to $4,636,000 for the fiscal 2005. During fiscal 2006, we used $5,200,000 for purchases of equipment and capitalized software costs as compared to $4,640,000 for fiscal 2005.

Net cash provided by financing activities was $420,000 for the current fiscal year as compared to net cash used in financing activities of $96,000 for fiscal year 2005. We paid off $282,000 in notes payable, used $112,000 for the repayment of capitalized leases and received $580,000 from the exercise of employee stock options.

During 2006, we utilized the remainder of our net operating loss carryforwards for federal and state tax purposes. We expect our effective income tax rate to be approximately 46% in 2007, and expect to make tax cash payments accordingly.

As of September 2006, we had a $3,000,000 credit line with Bank of the West for working capital needs which have yet to be utilized. We were in compliance with our debt covenants at September 30, 2006.

At September, 2006, we had the following cash commitments:

Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Long-term debt including interest	$745,000	$300,000	$407,000	$38,000	$-0-
Capital lease obligations	71,000	37,000	34,000	-0-	-0-
Operating leases	1,093,000	594,000	499,000	-0-	-0-
Minimum vendor commitments	550,000	300,000	250,000	-0-	-0-
Total contractual cash obligations	$2,459,000	$1,231,000	$1,190,000	$38,000	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. Management believes that our cash flow from operations together with cash on hand and our established line of credit with Bank of the West will be sufficient to meet our working capital and other commitments for a period of at least twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006, we did not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact to be material to our financial condition or results of operations.

In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt the provisions of SAB No. 108 as of October 1, 2006, and we do not expect it to have a material impact to our financial condition or results of operations.

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions. FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ended March 31, 2007. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. All of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

ITEM 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data are listed under "Item 15. Exhibits, Financial Statement Schedules".

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

On April 14, 2006, our board and its audit committee engaged BDO Seidman LLP to serve as our independent registered public accounting firm for the year ending September 30, 2006. PricewaterhouseCoopers, LLP previously served as our independent registered public accounting firm until April 13, 2006. From October 1, 2004 through April 13, 2006, we did not consult with BDO Seidman LLP regarding any of the following:

1.	The application of accounting principles to a specified transaction, either completed or proposed;

2.
The type of audit opinion that might be rendered on our financial statements, and one of the following was provided to us by BDO Seidman LLP: (a) a written report, or (b) oral advice that BDO Seidman LLP concluded was an important factor considered by the company in reaching a decision as to an accounting, auditing or financial reporting issue;

3.	Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K; or

4.	A reportable event, as that item is defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of our former independent registered public accounting firm, PricewaterhouseCoopers, LLP, on our financial statements for 2004 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for 2004 and 2005 and through April 13, 2006, there have been no disagreements with PricewaterhouseCoopers, LLP on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, LLP would have caused it to make reference thereto in its reports on the financial statements for such years. From January 1, 2004 through April 13, 2006, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We provided PricewaterhouseCoopers, LLP with a copy of the foregoing disclosures. A copy of PricewaterhouseCoopers, LLP’s letter, dated April 13, 2006, stating its agreement with such statements, is incorporated by reference to Exhibit 16.1 attached to the previous report on Form 8-K filed with the SEC on April 18, 2006.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2006, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of ECHO is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)   pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of September 30, 2006, the Company's internal control over financial reporting is effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears on page F2 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The officers and directors of ECHO are:

Name	Position	Date first became Officer or Director

Joel M. Barry	Chairman of the Board,	1986
	Chief Executive Officer

Charles J. Harris	Director, President, COO	2005
	Chief Operating Officer

William Wied	Chief Information Officer	2006

Alice L. Cheung	Chief Financial Officer,	1996
	Treasurer

Karl Asplund	Senior Vice President	2006

Sharat Shankar	Senior Vice President	2003

Patricia M. Williams	Senior Vice President	1997

Jack Wilson	Senior Vice President	1994

Kris Winckler	Senior Vice President	1999

Steve Hoofring	Senior Vice President	2003

Rick Slater	Chief Technology	1998
	Officer, Vice President

Herbert L. Lucas, Jr.	Director	1991

Aristides W. Georgantas	Director	1999

Carl R. Terzian	Director	2002

Richard D. Field	Director	2004

H. Eugene Lockhart	Director	2005

JOEL M. BARRY, age 56, has been a Director of ECHO since July 1986, and Chairman of the Board since December 1986. Mr. Barry served as Chief Financial Officer from May 1987 to June 1990, and Executive Vice President from October 1987 to June 1990, when he was designated Chief Executive Officer of ECHO. Mr. Barry is also a Director and Chief Executive Officer of the MerchantAmerica and XPRESSCHEX, Inc. wholly owned subsidiaries. From August 1983 to June 1991, Mr. Barry was a lecturer and investment counselor for Basics Financial Planning and Investments, a firm he founded in 1983. From 1981 to 1983, Mr. Barry owned and operated Dynamic Seminars, a marketing company for Financial Dynamics, a financial planning firm located in Covina, California. From 1975 to 1981, Mr. Barry was manager of Quality Assurance and In-House Customer Service at Science Dynamics Corporation, a medical data processing firm. From 1972 to 1974, Mr. Barry owned and operated a gospel music recording business located in Anaheim, California.

CHARLES J. HARRIS, age 44, joined ECHO in September 2005 as President, Chief Operating Officer and a Director to serve on the Board of Directors of ECHO. Prior to joining the Company, Mr. Harris served in executive, operational and sales leadership positions at prominent organizations including Paymentech and Electronic Data Systems. His last position was as President of Merchant Link, a wholly-owned subsidiary of Paymentech, which supplies electronic payment technologies and outsourced services to the point-of-sale market.

WILLIAM WIED, age 38, joined ECHO in January 2006 as the Company’s Chief Information Officer. Prior to joining ECHO, Mr. Wied was the Director of Software Technology for TransCore LP/Roper Industries, Scottsdale, Arizona. Prior to that, he served as Vice President of Engineering for CarrierPoint, Inc., a division of the TransCore LP group of companies. Mr. Wied’s background includes responsibility in the areas of design, development and deployment of enterprise software solutions in a number of different industries including semiconductor, telecommunications, retail and transportation logistics.

ALICE L. CHEUNG, age 49, has served as Treasurer and Chief Financial Officer since July 1996. Ms. Cheung became a Certified Public Accountant in May 1982. From February 1988 to January 1996, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems (AMS). AMS merged with Nextel Communications, Inc. in 1995. Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

KARL ASPLUND, age 45, joined ECHO in May 2006 in the newly established position of Senior Vice President of Sales. Before joining ECHO, Mr. Asplund was the Senior Vice President of Genpass Technologies in Irving, Texas. Prior to that, he served as Group Manager of Business Development for First USA/Paymentech and was the Founder and President of Merchant Card Management Systems.

SHARAT SHANKAR, age 36, joined ECHO in June 2003 as Vice President Risk Management and Business Intelligence and in December 2003, he was promoted to Senior Vice President. In April 2005, Mr. Shankar was appointed to hold the position of General Manager Check Services. In January 2006, he was given the additional responsibility of building and leading the strategic partnership group focused on growth through mutually beneficial alliances. Prior to joining ECHO, Mr. Shankar worked at TeleCheck for approximately eight years where he held a variety of positions leading up to Vice President of Risk Management. Prior to TeleCheck, Mr. Shankar held positions at MetLife as well as Hong Kong and Shanghai Bank, Madras, India.

PATRICIA M. WILLIAMS, age 41, joined ECHO in September 1996, serving as Director of Program Management. Ms. Williams was appointed Vice President Corporate Program Management in October 1997 and Vice President Check Services in October 2001. In June of 2003, Ms. Williams was appointed to the position of Vice President Sales and Marketing and in December 2003, was promoted to Senior Vice President. In April 2005 Ms. Williams was appointed to hold the position of General Manager of Credit Card Services. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles.

JACK WILSON, age 62, has served as Vice President of Merchant Services since June 1994 and was Director of Bankcard Relations for ECHO from October 1992 until May 1994. In December 2003, he was promoted to Senior Vice President Merchant Services and in April 2005, he was appointed to the position of Senior Vice President Credit Card Services. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992. Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank.

KRIS WINCKLER, age 41, joined ECHO in April, 1999, as Vice President of ECHO’s XPRESSCHEX subsidiary. In December 2003, he was promoted to Senior Vice President Product and Strategic Planning and in April 2005, he was appointed to the position of Senior Vice President Check Services. Prior to joining ECHO, Mr. Winckler was a consultant at Andersen Consulting and the President of Magic Software, a company specializing in check verification, conversion, and ACH software. Mr. Winckler has been active in the check and collection industry for over ten years and has been a member of the Electronic Check Council of NACHA since 1998. Mr. Winckler is an Accredited ACH Professional (AAP) and Certified Treasury Professional (CTP).

RICK SLATER, age 46, joined ECHO in May 1995 as Vice President of Computer Based Controls, Inc. (“CBC”). Mr. Slater was appointed President of CBC in December 1995, Vice President of ECHO in November 1998 and Chief Technology Officer in October 1999, focusing on security, regulatory, process improvement, and strategic technical planning. Prior to joining ECHO, Mr. Slater was President of Slater Research, which provided contract engineering services to various institutions. During this time, Mr. Slater directly participated in the U.S. Coast Guard COMSTA upgrade project including site surveys, systems design and system upgrade integration in a number of sites within the U.S. Prior to this position, Mr. Slater served as a group leader at Aiken Advanced Systems.

STEVE HOOFRING, age 46, joined ECHO in October 2001 as Implementation Manager for the Check Services group and was appointed Vice President Visa POS Check and Client Services in October 2003 and Senior Vice President Operations in August 2005. Mr. Hoofring was President of Running Dog Software, Inc., which developed ‘Enterprise’ software for small to medium size businesses. Prior to this, Mr. Hoofring held several management positions with Emerson Power Transmission, a subsidiary of Emerson Electric, Inc.

HERBERT L. LUCAS, JR., age 80, has been a Director since 1991. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Scolr Pharma, Inc. and Sunworld International Airways, Inc. Mr. Lucas has served as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, The Morgan Library, National Association of Independent Schools and Winrock International. He was formerly a member of the Board of Trustees of Princeton University.

ARISTIDES W. GEORGANTAS, age 62, has served as a Director since February 1999. Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank’s Global Asset Management/Private Banking Division. He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Corporation, the Glenmede Trust Company, the Foundation for Public Broadcasting in New Jersey, Mathematica Policy Research, Inc. and the Rita Allen Foundation.

CARL R. TERZIAN, age 71, has served as a Director since December, 2002. Following his education, Mr. Terzian served as an international good will ambassador for President Eisenhower and Secretary of State John Foster Dulles; director of public and church relations for the Lutheran Hospital Society of Southern California; civic affairs consultant to the California savings and loan industry; and dean and professor of government and speech at Woodbury University. In 1965, Mr. Terzian joined Charles Luckman Associates, an architectural firm, to handle its public relations throughout the United States and worldwide and began his own public relations firm, Carl Terzian Associates, in 1969. Mr. Terzian currently serves as a director on the board of Transamerica Investors, Inc., National Mercantile Bancorp and Mercantile National Bank along with various non-profit boards, commissions, advisory groups, and task forces.

RICHARD D. FIELD, age 66, became a Director of ECHO in July 2004. Mr. Field has worked in the financial services industry for over 35 years as an executive of the Bank of New York, Chase, and Citigroup, and a director of Mastercard International and Chairman of its U.S. Board. Since retiring from full time employment in 1997, he has continued his career in the specialty financial areas as a co-founder and director of LendingTree, Inc. as well as serving on the boards of Providian Financial Corporation and HPSC, Inc.

H. EUGENE LOCKHART, age 57, was appointed as a member of ECHO’s Board of Directors in May 2005. Mr. Lockhart is a partner with Diamond Castle Holdings, responsible for financial services. Previously, Mr. Lockhart was a Venture Partner with Oak Investment Partners responsible for the development and management of Oak’s Financial Services Technology Portfolio. Mr. Lockhart was previously President and CEO of MasterCard International, President of the Global Retail Bank, Senior Vice Chairman of BankAmerica Corporation, and President of Consumer Services at AT&T. Mr. Lockhart has previously sat on various public boards such as RJR/Nabisco Holdings, RadioShack Corporation, IMS Health, Inc. and Asset Acceptance Capital Corporation.

All directors are to be elected to three year terms by the stockholders and serve until their respective terms have expired. The Annual Meeting of Stockholders was held on February 6, 2006, and the election of directors was held at that time. All officers serve at the pleasure of our Board of Directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Aristides W. Georgantas, the Chairman of the Audit Committee of the Board of Directors, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Georgantas is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Identification of Audit Committee

Our Board of Directors has a separately standing Audit Committee. The Audit Committee currently consists of Richard D. Field, Aristides W. Georgantas, H. Eugene Lockhart, Herbert L. Lucas, Jr., and Carl R. Terzian. Messrs. Field, Georgantas, Lockhart, Lucas and Terzian are “independent directors” within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee’s primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2006, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for H. Eugene Lockhart, our director, Patricia Williams, our Senior Vice President, and Kris Winckler, our Senior Vice President, who did not timely file a Form 4.

ITEM 11.	Executive Compensation

The following table sets forth the total compensation paid and stock options offered by us during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004 to our Chief Executive Officer and to each of our five most highly compensated executive officers, other than the Chief Executive Officer (collectively with the Chief Executive Officer, the “Named Executive Officers”), whose compensation exceeded $100,000 during the fiscal year ended September 30, 2006.

Summary Compensation Table

			Annual Compensation		Long Term Compensation
Name	Capacities in Which Served	Year	Salary	Bonus	Securities Underlying Options	Restricted Stock	Other[2]

Joel M. Barry[1]	Chairman/Chief	2006	$273,125	$-0-	-0-	-0-	$-0-
	Executive Officer	2005	261,875	50,000	30,000	-0-	-0-
		2004	241,500	50,000	60,000	-0-	-0-

Charles Harris[1]	President/Chief	2006	$275,000	$60,000	-0-	15,000	$-0-
	Operating Officer	2005	6,345	-0-	-0-	50,000
		2004	-0-	-0-	-0-	-0-	-0-

Alice Cheung	Chief Financial	2006	$157,500	$40,000	-0-	-0-	$6,385
	Officer/Treasurer	2005	147,500	42,000	30,000	-0-	5,390
		2004	138,000	40,000	35,000	-0-	4,940

Jack Wilson[1]	Sr. Vice President	2006	$147,500	$50,000	-0-	-0-	$5,332
		2005	136,250	31,000	21,000	-0-	5,141
		2004	123,000	35,000	35,000	-0-	4,412

Sharat Shankar	Sr. Vice President	2006	$153,750	$25,000	-0-	-0-	$6,100
		2005	143,750	56,000	21,000	-0-	5,855
		2004	131,430	47,500	35,000	-0-	2,343

Rick Slater	Chief Technology	2006	$136,500	$30,000	-0-	-0-	$3,982
	Officer/Vice	2005	130,750	13,500	7,000	-0-	2,885
	President	2004	126,000	10,000	10,000	-0-	2,720
_______________________

[1]
We provide Mr. Barry and Mr. Wilson with an automobile. In 2006, we provided Mr. Harris with relocation expenses in the amount of $22,858 and a housing allowance of $12,500 and in 2005, relocation expenses in the amount of $2,500. There has been no compensation paid other than that indicated in the above table.

[2]	Represents our match of contributions to our 401(k) Plan. We contribute 50% of the first 6% of each employee’s contribution to the 401(k) Plan.

Aggregated Option/SAR Exercises and Fiscal-Year Option/SAR Value Table

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2006 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers as of the fiscal year ended September 30, 2006.

Name	Shares acquired on 0exercise	Value realized	Number of unexercised options/SARS at FY-end	Value of unexercised in-the-money Options/SARS at FY-end[1]

Joel M. Barry	15,000	$93,750	247,500	$3,310,575
Charles Harris	-0-	$-0-	-0-	$-0-
Alice Cheung	9,000	$88,740	97,500	$1,211,075
Jack Wilson	2,000	$9,160	90,500	$1,142,625
Sharat Shankar	10,000	$110,400	96,000	$1,203,450
Rick Slater	12,000	$93,650	34,000	$430,950
_________________
[1]	Based on the closing sales price of the Common Stock on September 30, 2006 of $18.05 per share, less the option exercise price.

Long-Term Incentive Plans - Awards in Last Fiscal Year

The following table sets forth information relating to long-term incentive grants awarded during the fiscal year ended September 30, 2006 to each of our Named Executive Officers. These long-term incentive grants were awarded under our Amended and Restated 2003 Incentive Stock Option Plan.

Estimated Future Payments under Non-Stock Price-Based Plans
Name	Number of Shares, Units or Other Rights	Performances or Other Period Until Maturation or Payout	Threshold	Target	Maximum

Joel M. Barry	25,000 (1)(2)	3 years	(2)(i)	(2)(ii)	(2)(iii)
Charles Harris	20,000 (1)(3)	3 years	(3)(i)	(3)(ii)	(3)(iii)
Charles Harris	30,000 (4)	2 years	-	-	-
Alice Cheung	5,000 (1)(5)	3 years	(5)(i)	(5)(ii)	(5)(iii)
Jack Wilson	5,000 (1)(6)	3 years	(6)(i)	(6)(ii)	(6)(iii)
Sharat Shankar	5,000 (1)(7)	3 years	(7)(i)	(7)(ii)	(7)(iii)
Rick Slater	5,000 (1)(8)	3 years	(8)(i)	(8)(ii)	(8)(iii)

(1)      Each long-term incentive grant applies to the cumulative performance of the Company over the three fiscal years ended September 30, 2008. Each long-term incentive grant permits the identified Named Executive Officer to receive the number of shares of restricted stock set forth in the table, in addition to cash compensation under certain circumstances, based on the Company’s actual performance, as compared to a cumulative total EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) target set forth by the Board of Directors (the “Performance Target”), for the three fiscal years ended September 30, 2008.

(2)       In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Barry would be entitled to receive 12,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Barry would be entitled to receive 25,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Barry’s then current salary as compared to other officers in the bonus pool), and Mr. Barry would be entitled to receive 25,000 shares of restricted stock. The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

(3)       In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Harris would be entitled to receive 10,000 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Harris would be entitled to receive 20,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Harris’ then current salary as compared to other officers in the bonus pool), and Mr. Harris would be entitled to receive 20,000 shares of restricted stock. The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

(4)      This is a time-based long-term incentive grant whereby Mr. Harris is entitled to receive on each of September 1, 2006 and September 1, 2007, respectively, a restricted stock grant equal to 15,000 shares of restricted stock, in each case to the extent he is still employed by the Company on such date. The first grant vested, and was issued, on September 1, 2006. This grant accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

(5)      In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Ms. Cheung would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Ms. Cheung would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Ms. Cheung’s then current salary as compared to other officers in the bonus pool), and Ms. Cheung would be entitled to receive 5,000 shares of restricted stock. The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

(6)       In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Wilson would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Wilson would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Wilson’s then current salary as compared to other officers in the bonus pool), and Mr. Wilson would be entitled to receive 5,000 shares of restricted stock. The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

(7)      In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Shankar would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Shankar would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Shankar’s then current salary as compared to other officers in the bonus pool), and Mr. Shankar would be entitled to receive 5,000 shares of restricted stock. The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

(8)      In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Slater would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Slater would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Slater’s then current salary as compared to other officers in the bonus pool), and Mr. Slater would be entitled to receive 5,000 shares of restricted stock. The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the 2003 Plan).

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of September 30, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation
plans approved by
security holders[1]	972,275	$5.61	227,912
_________________
[1]	Plan represents the 1992 Officers and Key Employees Incentive Stock Option Plan, which expired in May 2002, and our 2003 Incentive Stock Option Plan.

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

Director Compensation

In fiscal 2006, Messrs. Georgantas, Lucas and Field each received $55,000 and Mr. Terzian received $50,000. Mr. Lockhart received 4,514 shares of restricted stock pursuant to a Non-Qualified Deferred Compensation Plan adopted by the Company on June 28, 2005. In fiscal 2005, Messrs. Georgantas, Lucas and Field each received $55,000.00 and Mr. Terzian received $52,500. Mr. Lockhart, appointed on May 5, 2005, to fill a vacancy on the Board of Directors, received $8,333 in fiscal 2005. Each outside director received $48,250 in fiscal 2004. Directors are compensated for all reasonable expenses and are not compensated for special meetings other than regular meetings.

Employment Agreements

On May 11, 2006, we entered into separation agreements with each of our principal executive officers (CEO, CFO and COO) and each of our senior vice presidents whereby, in the event of a change in control of ECHO (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by us at the time of such change in control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the change in control occurred, and (iii) in the event that the executive is terminated without cause (as defined in each agreement), or ceases to provide services to us (or our successor) as a result of an involuntary termination (as defined in each agreement) within the two year period following the change in control, then the executive would be entitled to a one-time lump sum cash payment equal to a percentage of the executive’s anticipated total compensation for the fiscal year in which the change in control occurred, plus continued medical benefits for a period of time following such termination.

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

We have a contributory 401(k) Retirement Pension Plan, which covers all employees who are qualified under the plan provisions. In fiscal 2005, we adopted a non-qualified deferred compensation plan that provides additional retirement investment alternatives for eligible employees and directors and is complementary to our contributory 401(k) Retirement Pension Plan.

Stock Option Plans

On May 13, 1992, our Board of Directors authorized adoption of the 1992 Officers and Key Employees Incentive Stock Option Plan (the "1992 Plan"), ratified by the shareholders at the Annual Meeting held July 10, 1992. The 1992 Plan provided for the issuance of up to 81,250 shares of our Common Stock to be subject to stock options, each to purchase one share of the Common Stock for $3.40 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like.

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

As of November 30, 2006, there were 6,824,814 shares of our Common Stock outstanding. Based on our review of Schedules 13D and 13G filed with the Securities and Exchange Commission on the dates noted, the following persons have beneficial ownership or control over 5% or more of our outstanding Common Stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Stock At 11/30/06

Melvin Laufer	519,839	7.62%
136 Beach 140th Street
Far Rockaway, NY 11694
Schedule 13D/A filed September 3, 2004

William Blair and Company LLC	795,554	11.66%
222 W. Adams Street
Chicago, IL 60606
Schedule 13G/A filed February 14, 2006

Discovery Equity Partners LP; Discovery	644,588	9.44%
Group I LLC; Daniel J. Donoghue;
Michael R. Murphy
71 South Wacker Drive
Chicago, IL 60606
Schedule 13G filed February 7, 2006

Continental Advisors LLC;	360,783	5.29%
David P. Purcell
One North Wacker Drive, Suite 4140
Chicago, IL 60606
Schedule 13G/A filed February 13, 2006

The following table sets forth the number of shares of Common Stock owned beneficially by our (i) directors, (ii) the Named Executive Officers (as defined below), and (iii) the executive officers and directors as a group, as of November 30, 2006. Such figures are based upon information furnished by the persons named.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Stock[1] At 11/30/06

Joel M. Barry	320,119	[2]	4.57%
730 Paseo Camarillo
Camarillo, CA 93010

Charles Harris	65,000	[2]	0.95%
730 Paseo Camarillo
Camarillo, CA 93010

Alice L. Cheung	82,500	[2]	1.20%
730 Paseo Camarillo
Camarillo, CA 93010

Jack Wilson	66,945	[2][5]	0.97%
730 Paseo Camarillo
Camarillo, CA 93010

Sharat Shankar	49,400	[2]	0.72%
730 Paseo Camarillo
Camarillo, CA 93010

Rick Slater	37,300	[2]	0.54%
730 Paseo Camarillo
Camarillo, CA 93010

Richard Field	203,696	[3]	2.98%
49 Locust Avenue
New Canaan, CT 06840

Aristides W. Georgantas	16,521		0.24%
180 Springdale Road
Princeton, NJ 08540

H. Eugene Lockhart	4,514		0.07%
280 Park Avenue
New York, NY 10017

Herbert L. Lucas, Jr.	57,880	[4]	0.85%
12011 San Vicente Blvd.
Los Angeles, CA 90049

Carl R. Terzian	3,031		0.04%
12400 Wilshire Blvd.
Los Angeles, CA 90025

All executive officers and directors
as a group (17 persons)	1,121,513	[6]	15.27%

______________________________

[1]
Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at November 30, 2006.

[2]
Includes stock options according to the terms of the 1992 Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Joel M. Barry, 174,500 shares; Alice Cheung, 61,500 shares; Jack Wilson, 60,900 shares; Sharat Shankar, 49,400 shares; and Rick Slater, 25,300.

[3]	Includes 103,400 shares which are in an IRA account in Mr. Field’s name.
[4]	Includes 17,972 shares indirectly owned by Mr. Lucas through a trust for his wife.
[5]	Includes 530 shares indirectly owned by Mr. Wilson through his wife.
[6]
Includes shares and stock options according to the terms of the 1992 Officers and Key Employees Incentive Stock Option Plan and the 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Patricia Williams, 40,400 shares; Steven Hoofring, 36,000 shares; and Kris Winckler, 42,400 shares.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

ITEM 13.	Certain Relationships and Related Transactions

There were no related-party transactions since the beginning of fiscal 2006.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees
BDO Seidman LLP, our independent registered public accountanting firm (“BDO”) billed us an aggregate of approximately $725,000 in fees for professional services rendered for the audit of our annual financial statements and audit the effectivness of our internal controls over financial reporting for the fiscal year ended September 30, 2006, and the reviews of the financial statements included in our Form 10-Q for the second and third quarters of fiscal 2006.

PricewaterhouseCoopers, LLP, our former independent accountants (“PricewaterhouseCoopers”) billed us an aggregate of approximately $30,500 for the review of the financial statements included in our Form 10-Q for the first quarter of fiscal 2006 and $190,000 in fees for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2005.

Audit-Related Fees
BDO billed us an aggregate of approximately $25,000 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal year ended September 30, 2006.

PricewaterhouseCoopers billed us an aggregate of approximately $5,000 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal year ended September 30, 2005.

We did not incur any tax or other fees from BDO or PricewaterhouseCoopers for the fiscal years ended September 30, 2006 or September 30, 2005, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended September 30, 2006 and 2005, respectively, our Audit Committee pre-approved 100% of the services described above.

PART IV

ITEM 15.	Exhibits, Financial Statements, and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedule:

Report on Financial Statement Schedule	S-1

Schedule II - Valuation and Qualifying Accounts and Reserves	S-2

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Exhibits:

Exhibit
Number	Description of Document

2.1	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[4]
2.2	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[5]
3.1	Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981.[1]
3.1.1	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1990. [16]
3.1.2	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 27, 1991. [16]
3.1.3	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on August 5, 1993. [16]
3.1.4	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1995. [16]
3.1.5	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1997. [16]

3.1.6	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on March 13, 1998. [16]
3.1.7	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1999. [16]
3.1.8	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 6, 2001. [16]
3.2	By-Laws of Bio Recovery Technology, Inc.[1]
3.2.1	Amendment to the By-Laws of Electronic Clearing House, Inc., dated April 25, 2005. [16]
3.2.2	Amendment to the By-Laws of Electronic Clearing House, Inc., dated September 9, 2005. [16]
4.1	Amended and Restated Rights Agreement between Electronic Clearing House, Inc. and OTR, Inc., dated January 29, 2003.[11]
4.1.1	Amendment Number One to Amended and Restated Rights Agreement dated September 27, 2004.[12]
4.2	Specimen Common Stock Certificate. [2]
4.3	Amended and Restated 2003 Incentive Stock Option Plan.[13]
4.4	Amended and Restated 1992 Officers and Key Employees Incentive Stock Option Plan..[14]
10.35	Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. [3]
10.42	Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International, dated January 1, 2000.[5]
10.46	Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
10.47	Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
10.48	Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc., dated December 12, 2000.[6]
10.49	Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing House, Inc., dated April 19, 2001. [6]
10.50	Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc., dated October 1, 2001. [6]
10.51	Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc. dated December 12, 2000. [7]
10.52	Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
10.53	Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
10.54	Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [8]
10.55	Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [8]
10.56
Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010.[9]

10.57
First Amendment to Lease dated July 10, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [16]

10.58
Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [10]

10.59	Sample Separation Agreement between Electronic Clearing House, Inc. and Company Executives. [17]
11.1	Statement re computation of per share earnings, incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.
21.0	Subsidiaries of Registrant as of September 30, 2006. [16]
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of BDO Seidman LLP
24.1	Power of Attorney [15]
31.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
_________________________________

[1]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
[2]	Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
[3]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
[4]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
[5]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
[6]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
[7]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
[8]	Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
[9]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
[10]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2004 and incorporated herein by reference.
[11]	Filed as an Exhibit to Registrant’s Form 8-A dated February 10, 2003 and incorporated herein by reference.
[12]	Filed as an Exhibit to Registrant’s Form 8-K dated September 30, 2004 and incorporated herein by reference.
[13]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 7, 2005 and incorporated herein by reference.
[14]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 4, 1999 and incorporated herein by reference.
[15]	Included on signature page.
[16]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference.
[17]	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2006 and incorporated herein by reference.

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

Signature	Title		Date

/s/ Joel M. Barry	Chairman of the Board	)	December 14, 2006
Joel M. Barry	and Chief Executive Officer	)
)
/s/ Charles J. Harris	Director, President and	)
Charles J. Harris	Chief Operating Officer	)
)
/s/ Aristides W. Georgantas	Director	)
Aristides W. Georgantas		)
)
/s/ Herbert L. Lucas, Jr.	Director	)
Herbert L. Lucas, Jr.		)
)
/s/ Carl R. Terzian	Director	)
Carl R. Terzian		)
)
/s/ Richard D. Field	Director	)
Richard D. Field		)
)
/s/ H. Eugene Lockhart	Director	)
H. Eugene Lockhart		)
)
/s/ Alice L. Cheung	Chief Financial Officer	)
Alice L. Cheung	and Treasurer	)
)
/s/ Marjan Hewson	Controller	)
Marjan Hewson		)

REPORT OF INDEPENDENT REGUSTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Electronic Clearing House, Inc.
Camarillo, California

We have audited the accompanying consolidated balance sheet of Electronic Clearing House, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

BDO Seidman, LLP
Los Angeles, CA
December 14, 2006

F1

To the Stockholders and Board of Directors of
Electronic Clearing House, Inc.
Camarillo, California

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A of the accompanying Annual Report on Form 10−K, that Electronic Clearing House, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s balance sheet as of September 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2006 and our report dated December 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman LLP

BDO Seidman, LLP
Los Angeles, California
December 14, 2006

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and its subsidiaries at September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) 2 for each of the two years in the period ended September 30, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers LLP
Los Angeles, California
December 7, 2005

F3

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$11,604,000	$6,732,000
Restricted cash	1,594,000	1,448,000
Settlement deposits and funds held in trust	23,282,000	17,094,000
Settlement receivables less allowance of $16,000 and $25,000	1,499,000	878,000
Accounts receivable less allowance of $392,000 and $92,000	2,914,000	2,421,000
Prepaid expenses and other assets	494,000	385,000
Deferred tax asset	506,000	249,000
Total current assets	41,893,000	29,207,000

Noncurrent assets:
Property and equipment, net	2,521,000	2,337,000
Capitalized software, net	10,340,000	8,876,000
Other assets, net	253,000	294,000

Total assets	$55,007,000	$40,714,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$291,000	$426,000
Accounts payable	352,000	305,000
Settlement payable and trust payable	24,781,000	17,972,000
Accrued expenses	2,257,000	1,586,000
Accrued compensation expenses	1,670,000	881,000
Total current liabilities	29,351,000	21,170,000

Noncurrent liabilities:
Long-term debt	448,000	705,000
Deferred tax liability	2,922,000	1,067,000
Total liabilities	32,721,000	22,942,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding in 2006 and 2005	-0-	-0-
Common stock, $.01 par value, 36,000,000 shares authorized; 6,839,333 and 6,620,531 shares issued, respectively; 6,801,064 and 6,582,262 shares outstanding, respectively	68,000	66,000
Additional paid-in capital	27,350,000	25,574,000
Accumulated deficit	(4,666,000)	(6,983,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Less unearned stock compensation	-0-	(419,000)

Total stockholders' equity	22,286,000	17,772,000

Total liabilities and stockholders' equity	$55,007,000	$40,714,000

See accompanying notes to consolidated financial statements.

F4

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2006	2005	2004

REVENUES	$75,311,000	$55,551,000	$48,320,000

COSTS AND EXPENSES:
Processing and transaction expense	50,072,000	35,867,000	30,370,000
Other operating costs	5,775,000	5,653,000	5,182,000
Research and development expense	1,539,000	1,609,000	1,465,000
Selling, general and administrative expenses	13,771,000	10,743,000	7,846,000

	71,157,000	53,872,000	44,863,000

Income from operations	4,154,000	1,679,000	3,457,000

Interest income	289,000	136,000	71,000
Interest expense	(92,000)	(113,000)	(175,000)
Gain on sale of building	-0-	-0-	1,319,000

Income before provision for income tax	4,351,000	1,702,000	4,672,000

Provision for income taxes	(2,034,000)	(669,000)	(1,823,000)

Net income	$2,317,000	$1,033,000	$2,849,000

Basic net earnings per share	$0.35	$0.16	$0.45

Diluted net earnings per share	$0.33	$0.15	$0.41

See accompanying notes to consolidated financial statements.

F5

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Stock			Additional		Unearned
			Common	Paid-in	Treasury	Stock	Accumulated
	Treasury	Common	Stock	Capital	Stock	Compensation	Deficit	Total

Balance at September 30, 2003	38,269	5,920,174	$59,000	$21,641,000	$(466,000)	$-0-	$(10,865,000)	$10,369,000

Private Placement		437,957	4,000	2,689,000				2,693,000
Exercise of stock options		93,200	1,000	220,000				221,000
Expense related to stock option issuance				33,000				33,000
Tax benefit from exercise of stock option				75,000				75,000
Net income							2,849,000	2,849,000

Balance at September 30, 2004	38,269	6,451,331	64,000	24,658,000	(466,000)	-0-	(8,016,000)	16,240,000

Exercise of stock options		119,200	1,000	393,000				394,000
Issuance of restricted stock		50,000	1,000	424,000		(419,000)		6,000
Expense related to stock option issuance				8,000				8,000
Tax benefit from stock exercise				91,000				91,000
Net income							1,033,000	1,033,000

Balance at September 30, 2005	38,269	6,620,531	66,000	25,574,000	(466,000)	(419,000)	(6,983,000)	17,772,000

Exercise of stock options		131,200	1,000	579,000				580,000
Issuance of restricted stock		83,088	-	-0				-0-
Amortization of restricted stock grants				207,000				207,000
Issuance of restricted stock to outside director		4,514	1,000	49,000				50,000
Share-based compensation expense - options				909,000				909,000
Share-based compensation expense - performance				217,000				217,000
Reclassification in connection with adopting SFAS No. 123(R)				(419,000)		419,000		-0-
Tax benefit from stock options exercise				234,000				234,000
Net income							2,317,000	2,317,000

Balance at September 30, 2006	38,269	6,839,333	$68,000	$27,350,000	$(466,000)	$-0-	$(4,666,000)	$22,286,000

See accompanying notes to consolidated financial statements.

F6

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,317,000	$1,033,000	$2,849,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	84,000	-0-	(1,319,000)
Depreciation	891,000	776,000	634,000
Amortization of software	2,617,000	1,865,000	1,350,000
Provisions for losses on accounts and notes receivable	380,000	43,000	92,000
Provision for obsolete inventory	-0-	10,000	46,000
Deferred income taxes	1,598,000	532,000	1,628,000
Stock-based compensation	1,383,000	14,000	33,000
Tax benefit from exercise of stock option	-0-	91,000	75,000
Excess tax benefit from stock-based compensation	$234,000	-0-	-0-
Changes in assets and liabilities:
Restricted cash	(146,000)	(424,000)	(47,000)
Settlement deposits and funds held in trust	(6,188,000)	1,188,000	(15,549,000)
Accounts receivable	(882,000)	(518,000)	(95,000)
Settlement receivable	(612,000)	(484,000)	271,000
Accounts payable	47,000	-0-	(474,000)
Settlement payable and trust payable	6,809,000	(707,000)	15,277,000
Accrued compensation expenses	789,000	181,000	165,000
Accrued expenses	905,000	283,000	496,000
Prepaid expenses	(109,000)	5,000	(107,000)
Net cash provided by operating activities	9,649,000	3,888,000	5,325,000

Cash flows from investing activities:
Other assets	3,000	4,000	141,000
Purchase of equipment	(1,084,000)	(781,000)	(744,000)
Purchased and capitalized software	(4,116,000)	(3,859,000)	(3,534,000)
Proceeds from sale of assets	-0-	-0-	2,233,000

Net cash used in investing activities	(5,197,000)	(4,636,000)	(1,904,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-0-	400,000	811,000
Repayment of notes payable	(282,000)	(438,000)	(1,916,000)
Repayment of capitalized leases	(112,000)	(452,000)	(562,000)
Proceeds from private placement	-0-	-0-	2,693,000
Proceeds from exercise of stock options	580,000	394,000	221,000
Excess tax benefit from stock-based compensation	234,000	-0-	-0-

Net cash provided by (used in) financing activities	420,000	(96,000)	1,247,000

Net increase (decrease) in cash and cash equivalents	4,872,000	(844,000)	4,668,000
Cash and cash equivalents at beginning of period	6,732,000	7,576,000	2,908,000

Cash and cash equivalents at end of period	$11,604,000	$6,732,000	$7,576,000

See accompanying notes to consolidated financial statements.

F7

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

Chargeback Losses

Chargeback losses occur when a credit card holder presents a valid claim against one of the Company's merchants and the merchant has insufficient funds or is no longer in business, resulting in the charge being absorbed by the Company. The Company records a receivable for those chargebacks for which the merchant is liable but has not made payment. The Company records a provision for estimated chargeback losses at the time bankcard transactions are processed. A reserve is estimated based upon a historically-determined percentage of gross credit card processing volume and actual losses experienced.

Settlement Deposits, Receivables and Payables

Settlement receivable/payable results from timing differences in the Company’s settlement process with merchants. These timing differences are primarily due to the timing between the funds received in the Company’s bank accounts and settlement payments made to the merchants. Cash held by the Company associated with this settlement process is classified as settlement deposits in the consolidated balance sheets. Cash held by the Company in trust for others is classified in settlement deposits with the related liability included in settlement and trust payable.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes an allowance for accounts that might not be paid. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the allowance we have established, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations. Conversely, if actual credit losses are significantly less than our allowance, this would eventually have a positive impact on our operations.

F8

NOTE 1: (Continued)

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

Other Assets

Other assets consist primarily of deposits and intangible assets such as patents and trademarks. Costs related to obtaining a patent and trademark are capitalized and amortized over the estimated life of the patent and trademark. Disclosures regarding intangible assets as required under SFAS No. 142 are included in Note 5.

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss to reduce the carrying amount of the asset to its fair value.

F9

NOTE 1: (Continued)

Revenue Recognition

The Company earns revenue from services which include the following: debit and credit card processing, check guarantee, check verification, check conversion, check re-presentment, check collection and inventory tracking. All of these services are performed pursuant to a contract with customers which states the terms and fixed price for all contracted services. The price of a service may be a fixed fee for each transaction and/or a percentage of the transaction processed, depending on the service. At the time the guarantee revenue is recognized, the Company provides a reserve for estimated guarantee losses based upon its historical loss experience. The Company generally collects its fee at the time it processes the transaction and accordingly, collectibility is assured. Based on the Company’s underwriting criteria and ongoing credit monitoring of customers, collectibility on service transactions is reasonably assured.

Revenue from debit and credit card (collectively called “bankcards”) and transaction processing revenue is based on a percentage of the transaction value, commonly referred to as a discount fee on a credit and debit card transaction processed by the Company. In addition, there is a per transaction fee associated with each bankcard transaction which is charged to the merchant. The Company recognizes the processing and transaction revenue when the services are performed.

Revenue from check guarantee is derived from a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. The Company recognizes revenue when the checks are processed at the point of sale. In the event a check is dishonored, the Company has the right to collect the full amount of the check from the check writer. The Company establishes a receivable from the delinquent check writer for the full amount of the guaranteed check. The Company establishes a reserve against these receivables based on historical loss experience. The check guarantee service also earns revenue based on fees collected from delinquent check writers, which collection fee is recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check verification is derived from fees collected from the merchants when a check is verified against the Company’s positive and negative check database. This revenue is recognized when the transaction is processed, since the Company has no further performance obligations.

Revenue from check conversion is derived from fees collected from merchants to convert the paper check received by merchants into an ACH transaction, which allows the Company to settle the transaction electronically for the merchant. The Company recognizes the revenue related to check conversion fees when the services are performed.

Revenue from check re-presentment is derived from fees charged to check writers. Check re-presentment is a service that allows merchants to collect a paper check through the Automated Clearing House (“ACH”) network after a check has previously been presented to the bank for collection unsuccessfully at least once. The fees earned from check writer are recognized when collected, as collectibility is not reasonably assured until that point.

Revenue from check collection is derived from collection activities performed on behalf of a merchant on uncollected checks. The merchant usually keeps the face amount of the uncollected checks if the collection effort is successful. The Company’s revenue is derived from the collection fee collected from the check writer. If the Company refers the collection item to another collection agency, the Company will receive a fee from the collection agency upon its successful efforts. Collection fee revenue is recognized when collected, as collectibility is not reasonably assured until that point.

F10

NOTE 1: (Continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Stock-Based Compensation

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123(R), Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not issued any stock options since the adoption of SFAS No. 123(R). See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of stock-based compensation.

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

Fair Value of Financial Instruments

The amount recorded for financial instruments in the Company's consolidated financial statements approximates their fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Reclassifications

Certain amounts in the September 30, 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year presentation.

F11

NOTE 1: (Continued)

At September 30, 2005, the Company reclassified a small portion of Settlement Receivable relating to an accrual resulting in a corresponding reduction of Settlement Payable. The Statement of Cash Flows was also adjusted accordingly for the affected periods.

New Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company does not expect the impact to be material to its financial condition or results of operations.

In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt the provisions of SAB No. 108 as of October 1, 2006, and does not expect it to have a material impact to its financial condition or results of operations.

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions. FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ended March 31, 2007. Management is currently evaluating the potential impact of FIN 48 on the Company’s consolidated financial statements.

Concentration of business and credit risks

The company operates in the market for electronic payment processing in the United States. The industry is characterized by ongoing technological developments, frequent new product introductions and changes in end user requirements. The Company’s future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner that meet customer requirements, and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by regulatory agencies or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

F12

NOTE 1: (Continued)

During the years ended September 30, 2006, 2005 and 2004, no customer accounted for 10% or more of total revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, and in certain instances, requires collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts for estimated losses associated with the potential inability of its customers to make required payments or for resolution of potential billing disputes. Receivables are charged against the allowance when management believes the uncollectibility of a receivable balance, or portion thereof, has been confirmed.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At September 30, 2006 and 2005, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits in the amount of $ 11,644,000.

NOTE 2 -  STATEMENT OF CASH FLOWS:

	September 30
	2006	2005	2004
Cash paid for:
Interest	$92,000	$113,000	$175,000
Income taxes	126,000	154,000	8,000

Significant non-cash transactions for fiscal 2006 are as follows:

•	Restricted stock valued at $1,060,000 was issued to certain executives and employees.

•	Capital equipment of $2,000 was acquired under a capital lease.

Significant non-cash transactions for fiscal 2005 are as follows:

•	A note was issued for $39,000 for the purchase of capital equipment.

•	Restricted stock valued at $425,000 was issued to an executive of the company.

Significant non-cash transactions for fiscal 2004 are as follows:

•	Software purchases of $285,000 and capital equipment of $152,000 were acquired under capital leases.

F13

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment are comprised of the following:

	September 30
	2006	2005

Computer equipment	$5,052,000	$4,231,000
Furniture, fixtures and equipment	1,066,000	1,051,000
Building improvements	195,000	119,000
Auto	56,000	56,000

Cost	6,369,000	5,457,000
Less: accumulated depreciation and amortization	(3,848,000)	(3,120,000)

Net book value	$2,521,000	$2,337,000

Included in property and equipment are assets under capital lease of $155,000 and $627,000 at September 30, 2006 and 2005, with related accumulated depreciation of $92,000 and $276,000. Amortization of assets recorded under capital leases is included with depreciation expense.

In March 2004, the Company sold a building, which formerly held the Company’s corporate offices. The total sales price was $2,382,000, which resulted in a pre-tax gain of $1,319,000. Proceeds from the sale were used in part to pay off the two notes collateralized by the building.

NOTE 4 - CAPITALIZED SOFTWARE

The following table sets forth information regarding the costs associated with software purchased and developed for internal use:

	September 30
	2006	2005

Capitalized software	$18,775,000	$14,864,000

Less: accumulated amortization	(8,435,000)	(5,988,000)

Net book value	$10,340,000	$8,876,000

Included in capitalized software costs are assets under capital lease of $26,000 at September 30, 2005, and related accumulated amortization of $13,000.

F14

NOTE 5 - OTHER ASSETS

Other assets consist of the following:

	September 30
	2006	2005

Patents	$173,000	$173,000
Trademarks	280,000	280,000
Other	160,000	163,000

Cost	613,000	616,000
Less: accumulated amortization	(360,000)	(322,000)

Net Book Value	$253,000	$294,000

Amortization expense for each of the years ended September 30, 2006 and 2005 was $38,000. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is $38,000.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following components:

		September 30
	2006	2005	2004

Current
Federal	$258,000	$-0-	$19,000
State	193,000	5,000	87,000
Total current provision	451,000	5,000	106,000
Deferred
Federal	1,369,000	537,000	1,443,000
State	214,000	127,000	274,000
Total deferred provision	1,583,000	664,000	1,717,000

Income tax provision	$2,034,000	$669,000	$1,823,000

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

		September 30
	2006	2005	2004

U.S. Federal statutory tax rate	34.00%	34.00%	34.00%
Add (deduct):
Stock-based compensation	4.70%	-0-	-0-
State and local taxes	6.20%	5.10%	5.10%
All other	1.80%	0.20%	(0.10%)

Effective tax rate	46.70%	39.30%	39.00%

F15

NOTE 6: (Continued)

Components of the deferred tax asset (liabilities) include:

	September 30
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$-0-	$1,316,000
Reserve for bad debts	41,000	72,000
Performance stock grant	99,000	-0-
Accrued bonus	317,000	94,000
State tax expense	32,000	129,000
Stock option exercise	-0-	83,000
Business credit	25,000	113,000
AMT credit	90,000	89,000
Other	20,000	-0-
Deferred tax assets	624,000	1,896,000

Deferred tax liabilities:
Capitalized software	(3,039,000)	(2,714,000)
Deferred tax liabilities	$(3,039,000)	$(2,714,000)

The Company has utilized the remainder of its federal net operating loss carryforward during 2006. The Company has not recorded a valuation allowance against deferred tax assets because it expects to have future taxable income to recognize these assets.

NOTE 7 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings and long-term debt consist of the following:

	September 30
	2006	2005

Term loan, collateralized by various assets of the Company, due November, 2005, bearing interest at prime rate plus 1%, 7.50% at September 30, 2005 paid in full during fiscal year 2006	$-0-	$26,000

Term loan, collateralized by various assets of the Company, due October 2008, interest at prime rate plus .50%, 8.75% at September 30, 2006	312,000	462,000

Term loan, collateralized by various assets of the Company, due January 2010, interest at 7.32%	333,000	400,000

Term loan, collateralized by an asset of the Company, due March 2010, interest at 2%	28,000	36,000

Capital leases	66,000	207,000

	739,000	1,131,000
Less: current portion	(291,000)	(426,000)

Long-term debt	$448,000	$705,000

F16

NOTE 7: (Continued)

The weighted average interest rate on the prime rate term loans for the period they were outstanding during the year ended September 30, 2006 was 7.90%.

The term loans contain restrictive debt covenants consisting of quick ratio, cash flow to debt ratio, debt service coverage ratio and tangible net worth requirements. As of September 30, 2006, the Company is in compliance with all such covenants. The Company has a $3,000,000 credit line with a bank, which was unused during fiscal year 2006. The credit line matures in January 2007 and is collateralized by assets of the Company. The credit line also contains restrictive covenants, including quick ratio, cash flow to debt ratio, debt service coverage ratio and tangible net worth requirements.

Future maturities of debt are as follows:

Fiscal year ended September 30

2007	$291,000
2008	291,000
2009	120,000
2010	37,000
$739,000

NOTE 8 - SETTLEMENTS PAYABLE AND DEPOSITS

Settlement receivable/payable results from timing differences in the Company’s settlement process with merchants. These timing differences are primarily due to the timing between the funds received in the Company’s bank accounts and settlement payments made to the merchants. Cash held by the Company associated with this settlement process is classified as settlement deposits in the consolidated balance sheets. Cash held by the Company in trust for others is classified in settlement deposits with the related liability included in trust payable.

Included in settlement deposits was $983,000 and $277,000 of funds held in trust at September 30, 2006 and 2005, respectively. In addition, included in settlement payable was $983,000 and $277,000 of trust payable at September 30, 2006 and 2005, respectively.

NOTE 9 - ACCRUED EXPENSES:

Accrued expenses are comprised of the following:

	September 30
Accrued expenses are comprised of the following:	2006	2005

Accrued bankcard fees	$435,000	$293,000
Accrued communication costs	113,000	124,000
Accrued professional fees	614,000	498,000
Accrued commission	294,000	310,000
Accrued merchant deposits	565,000	250,000
Income tax payable	54,000	-0-
Other	182,000	111,000
	$2,257,000	$1,586,000

F17

NOTE 10 - 401(K) PLAN

Employees who are eligible to participate in the Electronic Clearing House, Inc. 401(k) Plan may contribute up to 90% of their pre-tax salary to the Plan, subject to limitations imposed by the Internal Revenue Code. Full-time and part-time employees who work at least 500 hours per year are eligible to enroll if they are at least 21 years of age and have worked for the Company for six months. The Plan allows the Company to make matching contributions. During fiscal 2006, we matched employee contributions of 50% of the first 6% of salary contributed by the employee, subject to IRS limitations. Twenty percent of matching contributions vest after two years of service by the employee and 20% of matching contributions vests yearly thereafter. Matching contributions were $195,900 in fiscal 2006, $157,600 in fiscal 2005 and $140,900 in fiscal 2004. Participating employees who are age 50 or older may also make catch-up contributions; however, these contributions are not matched.

NOTE 11 - STOCKHOLDERS' EQUITY:

Stockholders' Rights Plan

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

The Rights are not exercisable until the Distribution Date. One of the Rights expired on September 30, 2006 and the other Right will expire on January 29, 2013, unless such Right is earlier redeemed or exchanged by the Company as described in the Rights Agreement.

F18

NOTE 11: (Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

		September 30
	2006	2005	2004

Numerator:
Net income	$2,317,000	$1,033,000	$2,849,000

Denominator:
Weighted average shares outstanding for basic earnings per share	6,613,541	6,485,125	6,311,643
Effect of dilutive stock options	391,016	454,256	588,608
Adjusted weighted average shares outstanding for diluted earnings per share	7,004,557	6,939,381	6,900,251

Basic net earnings per share	$0.35	$0.16	$0.45

Diluted net earnings per share	$0.33	$0.15	$0.41

For the years ended September 30, 2006, 2005 and 2004, approximately 14,000, 72,500, and 77,500 shares, respectively, attributable to the exercise of outstanding options and restricted stock grants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE 12 - COMMON STOCK OPTIONS AND RESTRICTED STOCK:

As a result of the adoption of SFAS No. 123(R), the Company’s net income for the year ended September 30, 2006 includes $1,371,000 of compensation expense and includes $13,000 of income tax benefits related to the Company’s stock options for the year then ended. The effect of adopting SFAS No. 123(R) had a negative effect to the basic and diluted earnings per common share for the year ended September 30, 2006 of $0.17 and $0.16, respectivley. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the disqualified dispositions of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

Stock Options:

At September 30, 2006, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 1,150,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At September 30, 2006, options for 227,912 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. All options outstanding at September 30, 2006 were issued at 100% of the fair market value of the stock at the date of grant (except for certain option grants with measurement date errors - see Note 14) and have five-year vesting terms.

F19

NOTE 12: (Continued)

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the year ended September 30, 2005. There were no options granted during the year ended September 30, 2006.

Year Ended
September 30, 2005

Risk-free interest rate	3%
Expected volatility of common stock	76.6%
Dividend yield	-0-
Expected option term	7 years

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

A summary of the status of the Company’s stock option plan as of September 30, 2006 and of changes in options outstanding under the plan during the year ended September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	1,116,125	$5.51

Options granted	-0-

Options exercised	(131,200)	$4.42

Options forfeited or expired	(12,650)	$9.00

Options outstanding at September 30, 2006	972,275	$5.61	6.4	$12,099,000

Options vested and exercisable at September 30, 2006	481,675	$5.03	5.3	$6,272,000

F20

NOTE 12: (Continued)

Nonvested share activity under our Stock Option Plan for the year ended September 30, 2006 is summarized as follows:

	Nonvested Number Of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at October 1, 2005	684,625	$4.28
Vested	(193,625)	$3.80
Forfeited	(400)	$0.93

Nonvested balance at September 30, 2006	490,600	$4.47

The weighted-average fair value of each option granted during fiscal year 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.20 per option. The total intrinsic value of options exercised was $282,000 during fiscal year 2005.

As of September 30, 2006, there was $2,194,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 7.5 years.

Cash received from stock option exercises for the year ended September 30, 2006 and 2005 was $580,000 and $394,000, respectively. The income tax benefits from stock option exercises totaled $234,000, $91,000, and $75,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

For stock options granted prior to the adoption of SFAS No. 123(R), the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in determining stock-based compensation for awards under the plan:

	For the Fiscal Years Ended September 30,
	2005	2004

Net income, as reported	$1,033,000	$2,849,000

Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,000	20,000

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(529,000)	(395,000)

Pro forma net income	$509,000	$2,474,000

Earnings per common share:

Basic - as reported	$0.16	$0.45
Basic - pro forma	$0.08	$0.39

Diluted - as reported	$0.15	$0.41
Diluted - pro forma	$0.07	$0.36

F21

NOTE 12: (Continued)

Restricted Stock:

Restricted Stock is granted under the 2003 Plan. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2006, there was $1,272,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.31 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders equity at September 30, 2005. As part of the adoption of SFAS No. 123(R), such unamortized compensation cost was reclassified as a component of paid-in capital.

A summary of the status of the Company’s restricted stock awards as of September 30, 2006, and of changes in restricted stock outstanding under the plan during the year ended September 30, 2006 is as follows:

	Number Of Shares	Weighted-Averate Grant Fair Value Per Share

Restricted stock awards outstanding at September 30, 2005	50,000	$8.50

Shares issued	83,088	$12.75

Shares forfeited	-0-	$-0-

Restricted stock awards outstanding at September 30, 2006	133,088	$11.16

The Company issued 4,514 shares of restricted stock as compensation in lieu of cash payments to one outside director during 2006. The outside director’s restricted share issuance is not included in the above restricted stock award table.

The Company had a 1992 Officers and Key Employees Incentive Stock Option Plan (the "1992 Plan"), which provided for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant. In May 2002, the 1992 Plan expired. The 2003 Incentive Stock Option Plan was approved at the Annual Shareholders’ Meeting in February 2003. The 2003 Incentive Stock Option Plan has similar provisions as the 1992 Plan. In February 2005, the shareholders approved an amendment and restatement of the 2003 Incentive Stock Option Plan to, among other matters, (i) increase the number of shares to be issued under the 2003 Incentive Stock Option Plan from 900,000 shares to 1,150,000 shares, and (ii) permit the grant of restricted stock under the plan.

F22

NOTE 12: (Continued)

Stock option and restricted stock activity during 2006, 2005, and 2004 was as follows:

		Exercise Price
Options outstanding September 30, 2003	808,875	$1.29	-	$16.48

Granted	425,000	6.85	-	9.56
Forfeited	(6,750)	1.30	-	8.48
Exercised	(93,200)	1.29	-	7.00
Options outstanding September 30, 2004	1,133,925	$1.29	-	$16.48
Granted	260,000	7.60	-	9.16
Forfeited	(158,600)	1.29	-	9.56
Exercised	(119,200)	1.30	-	7.00
Options outstanding September 30, 2005	1,116,125	$1.30	-	$16.48

Granted	-0-
Forfeited	(12,650)	1.30	-	16.48
Exercised	(131,200)	1.30	-	9.56
Options outstanding September 30, 2006	972,275	$1.30	-	$16.48

Options exercisable at September 30, 2004	355,035	$1.29	-	$16.48
Options exercisable at September 30, 2005	440,500	$1.30	-	$16.48
Options exercisable at September 30, 2006	481,675	$1.30	-	$16.48

Restricted stock outstanding	50,000	$8.50
September 30, 2005

Granted	83,088	$10.25	-	$17.45
Restricted stock outstanding
September 30, 2006	133,088	$8.50	-	$17.45

Authorized shares available for grant at September 30, 2004	193,000
Authorized shares available for grant at September 30, 2005	285,600
Authorized shares available for grant at September 30, 2006	227,912

All officer and key employee options were granted under the 1992 Plan. Both options and restricted stock are granted under the 2003 Plan. The exercise price of the incentive stock options shall be 100% of the fair market value on the date the option is granted. Options granted to officers and employees are normally vested over a five-year period. Options are exercisable for a period of five years from date of vest. Restricted stock grants are normally vested over a five-year period.

The following table summarizes information about stock options outstanding at September 30, 2006:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Range of			Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices			Sept. 30, 2006	Life	Price	Sept. 30, 2006	Price
$1.30	-	$1.63	81,400	6.13	$1.32	41,200	$1.33
$2.15	-	$3.50	224,325	5.60	$2.54	154,125	$2.48
$4.00	-	$5.88	66,250	1.92	$4.12	66,250	$4.12
$6.85	-	$16.48	600,300	7.17	$7.50	220,100	$7.78
			972,275	6.36	$5.61	481,675	$5.03

In May 2006, the Company entered into an agreement with certain of its executives to potentially grant 90,000 shares of restricted stock, with 10,000 shares payable in cash. The restricted stock will only be granted if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008. Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any. As required by SFAS No. 123(R), 80,000 shares of this award will be treated as an equity award, with the fair value measured at the grant date and 10,000 shares will be treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market). In conjunction with this award, the Company recognized $255,000 of compensation expense for the year ended September 30, 2006.

F23

NOTE 13 - COMMITMENTS, CONTINGENT LIABILITIES, AND GUARANTEES:

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company is also exposed to financial risk in providing Automated Clearing House (“ACH”) services to the merchants. As the Third-Party processor for multiple originating banks, the Company is liable for any fraudulent activities committed by the merchants initiating the ACH activities. The Company utilizes stringent underwriting guidelines combined with a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring banks to minimize the risk related to merchant frauds and chargebacks.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through September 30, 2006, this potential exposure totaled approximately $609 million. At September 30, 2006, the Company, through its sponsoring banks, had approximately $131,000 of unresolved chargebacks that were in the process of resolution. At September 30, 2006, the Company, through its sponsoring banks, had access to $19.3 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years 2006 and 2005, the Company processed approximately $1.8 billion (2006) and $1.2 billion (2005) of Visa and MasterCard transactions, which resulted in $9.8 million in gross chargeback activities for the fiscal year ended 2006 and $7.1 million in gross chargeback activities for the fiscal year ended 2005. Substantially all of these chargebacks were recovered from the merchants.

The Company’s contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Others” (“FIN 45”). FIN 45 requires that guarantees issued or modified subsequent to December 31, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value. Since the Company’s agreement with its sponsoring bank which establishes the guarantee obligation was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.

F24

NOTE 13: (Continued)

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records a reserve for chargeback losses based on its processing volume and historical trends and data. As of September 30, 2006 and 2005, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $304,000 and $29,000, respectively. The expense associated with the chargeback allowance is included in processing and transaction expense in the accompanying consolidated statements of income. The Company expensed $315,000, $13,000, and $50,000 for the years ended September 30, 2006, 2005 and 2004, respectively for bankcard processing chargeback losses.

The Company has a small check guarantee business. The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of September 30, 2006, the Company estimates that its maximum potential dishonored check exposure was approximately $2,315,000.

For the fiscal years ended 2006 and 2005, the Company guaranteed approximately $67,855,000 (2006) and $40,413,000 (2005) of merchant checks, which resulted in $561,000 (2006) and $279,000 (2005) of dishonored checks presented to the Company for payments. The Company has the right to collect the full amount of the check from the check writer. The Company establishes a reserve for this activity based on historical and projected loss experience. The expense associated with the guarantee costs is included in processing and transaction expense in the accompanying consolidated statements of income.

In May 2006, we entered into separation agreements with each of our principal executive officers (CEO, CFO and COO) and each of our senior vice presidents whereby, in the event of a change in control of ECHO (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by us at the time of such change in control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the change in control occurred, and (iii) in the event that the executive is terminated without cause (as defined in each agreement), or ceases to provide services to us (or our successor) as a result of an involuntary termination (as defined in each agreement) within the two year period following the change in control, then the executive would be entitled to a one-time lump sum cash payment equal to a percentage of the executive’s anticipated total compensation for the fiscal year in which the change in control occurred, plus continued medical benefits for a period of time following such termination. The amount of lump sum payout ranges from 1 ½ to 2 years of anticipated total compensation, and duration of continued medical benefits ranges between 1 ½ and 2 years depending on position held by the principal executive or senior vice president.

Lease Commitments

The Company leases equipment and real property under agreements, which expire at various times over the next five years. The Company's future minimum rental payments for capital and operating leases at September 30, 2006 are as follows:

F25

NOTE 13: (Continued)

Fiscal Year	Capital Leases	Operating Leases

2007	$37,000	$594,000
2008	34,000	499,000

Total minimum lease payments	71,000	$1,093,000

Less: imputed interest of 7.23%	(5,000)
Present value of net minimum lease payment	$66,000

Rent expense for the years ended September 30, 2006, 2005, and 2004 totaled $775,000, $663,000 and $572,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company’s discretion. In May 2003, the Company leased new corporate office space in Camarillo, California. The lease is for a period of five years at a current monthly rate of $38,000.

At September 30, 2006, the Company had long-term contracts with minimum commitments with vendors that provide various services. These contracts include minimum annual commitments as follows:

2006	$300,000
2007	250,000

Total vendor commitments	$550,000

Payments made under these contracts amounted to $300,000 and $50,000 for the years ended September 30, 2006 and 2005, respectively.

NOTE 14 - LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition of these lawsuits will have no material effect upon either the Company's results of operations, financial position, or cash flows.

The Company is being sued by Premier Benefits, Inc. and Consumer Reward Network, Inc. (Premier Benefits, Inc. and Consumer Reward Network, Inc. v. First Regional Bank, et.al. - Los Angeles County Superior Court West District, Santa Monica Courthouse - Case NO: SC 085538, Filed on May 13, 2005, and Continuity Partners, Inc. v. First Regional Bank, et.al. - Los Angeles County Superior Court, West District, Santa Monica Courthouse - Case NO: SC086314, Filed on July 18, 2005) for withholding funds from the plaintiffs in this matter (bank accounts were frozen in May, 2005 when it was discovered that the plaintiffs were processing outbound telemarketing transactions through the ACH Network (illegal under NACHA rules)). The Company provided services to the plaintiffs pursuant to its agreement with Internet Transaction Services, Inc. (Intertrans). Under the terms of its agreement with Intertrans, Intertrans was obligated to, and has, reimbursed the Company for all expenses incurred in this matter. The plaintiffs allege that the Company knowingly violated banking rules (NACHA rules) by allowing the plaintiffs to process ACH transactions for outbound telemarketing calls and wrongfully withheld the plaintiffs’ funds by freezing their bank accounts once First Regional Bank discovered that the plaintiffs were processing ACH transactions for outbound telemarketing calls. The United States District Court for the Central District of California in the case entitled Federal Trade Commission, Plaintiff v. Universal Premium Services, Inc., a California Corporation (also known as Premier Benefits, Inc.) has issued a Court Order authorizing the Receiver to enter into and approve a settlement agreement to which the Company is a party. All funds held under attachment (in the amount of $447,862.49 held by the Court and $15,757.44 held by First Regional Bank) in connection with the two cases referenced above have been distributed to the Receiver. The Order that the two lawsuits will be dismissed with prejudice, and that the Company receive a full release from the plaintiffs, has been filed with the Los Angeles County Superior Court and the Order should be issued by the Court shortly.

F26

NOTE 15 - SIGNIFICANT FOURTH QUARTER ADJUSTMENT
In the fourth quarter of fiscal 2006, management determined that the Company had certain stock options which were granted from 1997 through 2003 with measurement date errors that were previously undetected. After a full investigation by management of all of its past option grant practices, subsequently reviewed by the Company’s Audit Committee and outside counsel, management determined that the errors were unintentional and resulted from errors in documentation. Based on management’s analysis, management concluded that the amounts of the errors were not material to the Consolidated Financial Statements for any of the periods previously reported or for the year ended September 30, 2006. As a result, management made an adjustment to its Consolidated Financial Statements in the year ended September 30, 2006 to correct the cumulative errors. The adjustment related to the prior period Consolidated Financial Statements through September 30, 2005 reflected in the 2006 financial statements was approximately $177,000 on a pre-tax basis and approximately $103,000 net of tax effect.

NOTE 16 - SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 established revised standards for public companies related to the reporting of financial and descriptive information about their operating segments in financial statements.

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

	September 30,
Business Segments	2006	2005	2004

Revenues:
Bankcard and Transaction Processing	$56,983,000	$41,093,000	$36,897,000
Check Related Products	18,328,000	14,458,000	11,423,000
	$75,311,000	$55,551,000	$48,320,000

Income from Operations:
Bankcard and Transaction Processing	$8,495,000	$5,829,000	$5,977,000
Check Related Products	4,384,000	2,204,000	1,644,000
Other - Corporate Expenses	(8,725,000)	(6,354,000)	(4,164,000)
	$4,154,000	$1,679,000	$3,457,000

Depreciation and Amortization:
Bankcard and Transaction Processing	$1,009,000	$954,000	$966,000
Check Related Products	2,499,000	1,702,000	1,255,000
	$3,508,000	$2,656,000	$2,221,000
Capital Expenditures:
Bankcard and Transaction Processing	$3,386,000	$2,167,000	$2,258,000
Check Related Products	1,829,000	2,505,000	2,513,000
	$5,215,000	$4,672,000	$4,771,000

Total Assets:
Bankcard and Transaction Processing	$12,707,000	$9,452,000	$8,014,000
Check Related Products	31,412,000	24,616,000	23,879,000
Other	10,888,000	6,646,000	7,481,000
	$55,007,000	$40,714,000	$39,374,000

F27

NOTE 17 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarizes the quarterly financial results of the Company for the fiscal years ended September 30, 2006 and September 30, 2005 (in thousands, except share data):

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter[1]

Net revenues	$16,926	$19,228	$19,869	$19,288
Gross profit	5,783	6,313	6,570	6,573
Profit from operations	1,061	781	1,785	527
Net income	592	424	1,010	291
Earnings per share - basic	$0.09	$0.06	$0.15	$0.04
Earnings per share - diluted	$0.09	$0.06	$0.14	$0.04

	Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter[1]

Net revenues	$12,760	$13,321	$14,281	$15,189
Gross profit	4,469	4,688	5,164	5,075
Profit from operations	87	238	703	651
Net income	52	144	433	404
Earnings per share - basic	$0.01	$0.02	$0.07	$0.06
Earnings per share - diluted	$0.01	$0.02	$0.06	$0.06

[1]	See Note 14 - Significant Fourth Quarter Adjustment.

F28

REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
Electronic Clearing House, Inc.

The audit referred to in our report dated December 14, 2006 relating to the consolidated financial statements of Electronic Clearing House, Inc., which is presented on the page set forth in Item 15 of this Form 10−K, included the audit of the financial statement schedule presented on page S-2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
December 14, 2006

S-1

ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II TO FORM 10K
RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

DESCRIPTION	BALANCE AT 09/30/2003	CHARGED TO EXPENSE	REDUCTION IN RESERVE AND ACCOUNTS RECEIVABLE	BALANCE AT 09/30/2004	CHARGED TO EXPENSE	REDUCTION IN RESERVE AND ACCOUNTS RECEIVABLE	BALANCE AT 09/30/2005	CHARGED TO EXPENSE	REDUCTION IN RESERVE AND ACCOUNTS RECEIVABLE	BALANCE AT 09/30/2006

Allowance for trade receivables/ chargeback receivables	$91,000	$218,000	$176,000	$133,000	$295,000	$311,000	$117,000	$380,000	$89,000	$408,000

Allowance for obsolete inventories	$-0-	$46,000	$-0-	$46,000	$10,000	$56,000	$-0-	$-0-	$-0-	$-0-

S-2

Exhibit
Number	Description of Document
2.1	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[4]
2.2	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[5]
3.1	Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981.[1]
3.1.1	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1990. [16]
3.1.2	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 27, 1991. [16]
3.1.3	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on August 5, 1993. [16]
3.1.4	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1995. [16]
3.1.5	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1997. [16]
3.1.6	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on March 13, 1998. [16]
3.1.7	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1999. [16]
3.1.8	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 6, 2001. [16]
3.2	By-Laws of Bio Recovery Technology, Inc.[1]
3.2.1	Amendment to the By-Laws of Electronic Clearing House, Inc., dated April 25, 2005. [16]
3.2.2	Amendment to the By-Laws of Electronic Clearing House, Inc., dated September 9, 2005. [16]
4.1	Amended and Restated Rights Agreement between Electronic Clearing House, Inc. and OTR, Inc., dated January 29, 2003.[11]
4.1.1	Amendment Number One to Amended and Restated Rights Agreement dated September 27, 2004.[12]
4.2	Specimen Common Stock Certificate. [2]
4.3	Amended and Restated 2003 Incentive Stock Option Plan.[13]
4.4	Amended and Restated 1992 Officers and Key Employees Incentive Stock Option Plan.[14]
10.35	Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. [3]
10.42	Copy of Addendum to Agreement between Electronic Clearing House, Inc. and U-Haul International, dated January 1, 2000.[5]
10.46	Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
10.47	Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[5]
10.48	Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc., dated December 12, 2000.[6]
10.49	Copy of Asset Purchase Agreement between National Check Network, Inc. and Electronic Clearing House, Inc., dated April 19, 2001. [6]
10.50	Copy of Addendum to Agreement between U-Haul International and Electronic Clearing House, Inc., dated October 1, 2001. [6]
10.51	Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc. dated December 12, 2000. [7]
10.52	Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
10.53	Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [7]
10.54	Form of Securities Purchase Agreement by and among the Registrant and the Purchasers identified therein. [8]

10.55	Form of Registration Rights Agreement by and among the Registrant and the Purchasers identified therein. [8]
10.56
Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010.[9]

10.57
First Amendment to Lease dated July 10, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [16]

10.58
Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [10]

10.59	Sample Separation Agreement between Electronic Clearing House, Inc. and Company Executives. [17]
11.1	Statement re computation of per share earnings, incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.
21.0	Subsidiaries of Registrant as of September 30, 2006. [16]
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of BDO Seidman LLP
24.1	Power of Attorney [15]
31.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
 _________________________________

[1]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
[2]	Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
[3]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
[4]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
[5]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
[6]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
[7]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
[8]	Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated October 30, 2003 and incorporated herein by reference.
[9]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
[10]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2004 and incorporated herein by reference.
[11]	Filed as an Exhibit to Registrant’s Form 8-A dated February 10, 2003 and incorporated herein by reference.
[12]	Filed as an Exhibit to Registrant’s Form 8-K dated September 30, 2004 and incorporated herein by reference.
[13]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 7, 2005 and incorporated herein by reference.
[14]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 4, 1999 and incorporated herein by reference.
[15]	Included on signature page.
[16]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference.
[17]	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2006 and incorporated herein by reference.