Form 10-Q
period 2006-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2007-02-09
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of February 1, 2007, there were 6,845,914 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

PART I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,895,000	$11,604,000
Restricted cash	1,629,000	1,594,000
Settlement deposits and funds held in trust	11,452,000	23,282,000
Settlement receivables, less allowance of $29,000 and $16,000	1,262,000	1,499,000
Accounts receivable, less allowance of $443,000 and $392,000	3,116,000	2,914,000
Prepaid expenses and other assets	488,000	494,000
Deferred tax asset	387,000	506,000
Total current assets	30,229,000	41,893,000

Noncurrent assets:
Property and equipment, net	2,401,000	2,521,000
Software, net	10,598,000	10,340,000
Other assets, net	244,000	253,000
Total assets	$43,472,000	$55,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$292,000	$291,000
Accounts payable	357,000	352,000
Settlement payable and trust payable	12,714,000	24,781,000
Accrued expenses	2,117,000	2,257,000
Accrued compensation expenses	1,461,000	1,670,000
Total current liabilities	16,941,000	29,351,000
Noncurrent liabilities:
Long-term debt, net of current portion	375,000	448,000
Deferred tax liability	3,031,000	2,922,000
Total liabilities	20,347,000	32,721,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding at December 31, 2006 and September 30, 2006	-0-	-0-
Common stock, $.01 par value, 36,000,000 shares authorized; 6,872,733 and 6,839,333 shares issued; 6,834,464 and 6,801,064 shares outstanding, respectively	68,000	68,000
Additional paid-in capital	27,850,000	27,350,000
Accumulated deficit	(4,327,000)	(4,666,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Total stockholders' equity	23,125,000	22,286,000
Total liabilities and stockholders' equity	$43,472,000	$55,007,000

See accompanying notes to consolidated financial statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended December 31,
	2006	2005

REVENUES	$19,379,000	$16,926,000

COSTS AND EXPENSES:
Processing and transaction expense	12,950,000	11,142,000
Other operating costs	1,571,000	1,341,000
Research and development expense	467,000	479,000
Selling, general and administrative expenses	3,831,000	2,903,000

	18,819,000	15,865,000

Income from operations	560,000	1,061,000

Interest income	130,000	47,000
Interest expense	(17,000)	(25,000)

Income before provision for income tax	673,000	1,083,000
Provision for income taxes	(334,000)	(491,000)

Net income	$339,000	$592,000

Basic net earnings per share	$0.05	$0.09
Diluted net earnings per share	$0.05	$0.09

Weighted average shares outstanding
Basic	6,702,680	6,627,275
Diluted	7,203,680	6,960,373

See accompanying notes to consolidated financial statements.

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$339,000	$592,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231,000	207,000
Amortization of software	679,000	622,000
Loss on disposal of fixed assets	18,000	-0-
Provisions for losses on accounts and notes receivable	68,000	140,000
Deferred income taxes	228,000	451,000
Stock-based compensation	350,000	218,000
Excess tax benefit from stock-based compensation	(18,000)	(41,000)
Changes in assets and liabilities:
Restricted cash	(35,000)	62,000
Settlement deposits and funds held in trust	11,830,000	(8,463,000)
Accounts receivable	(257,000)	(435,000)
Settlement receivable	224,000	(458,000)
Accounts payable	5,000	32,000
Settlement payable and trust payable	(12,067,000)	8,300,000
Accrued expenses	(122,000)	(185,000)
Accrued compensation expenses	(225,000)	9,000
Prepaid expenses and other assets	6,000	(70,000)

Net cash provided by operating activities	1,254,000	981,000

Cash flows from investing activities:
Other assets	-0-	1,000
Purchase of equipment	(126,000)	(227,000)
Purchased and capitalized software	(931,000)	(802,000)

Net cash used in investing activities	(1,057,000)	(1,028,000)

Cash flows from financing activities:
Repayment of notes payable	(72,000)	(73,000)
Repayment of capitalized leases	-0-	(42,000)
Proceeds from exercise of stock options	148,000	291,000
Excess tax benefit from stock-based compensation	18,000	41,000

Net cash provided by financing activities	94,000	217,000

Net increase in cash	291,000	170,000
Cash and cash equivalents at beginning of period	11,604,000	6,732,000

Cash and cash equivalents at end of period	$11,895,000	$6,902,000

See accompanying notes to consolidated financial statements.

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of and for the three-month period ended December 31, 2006, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2007.

Reclassifications:

Certain amounts in the December 31, 2006 and 2005 consolidated financial statements have been reclassified to conform to the current year presentation.  The Company previously included the amount of the Trust Collection bank account in Restricted Cash. That cash account has been reclassified to Settlement Deposits and the Statement of Cash Flows was adjusted accordingly for the affected periods. Also, the Company reclassified a small portion of Settlements Receivable relating to an accrual resulting in a corresponding reduction in Settlement Payable. The Statement of Cash Flows was adjusted accordingly for the affected periods. The Company also broke out Accrued Compensation Expenses from Accrued Expenses, and the Statement of Cash Flows has been adjusted accordingly. Lastly, the Company reclassified amounts related to the Excess tax benefit from stock-based compensation and has reflected the change in the Statement of Cash Flows for the affected periods.

New Accounting Pronouncements:

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

NOTE 2 - Stock-Based Compensation:

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123(R), Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not granted any stock options since the adoption of SFAS No. 123(R).

The Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Intuit, Inc. on December 14, 2006. The Merger Agreement prohibits the Company from issuing any equity awards from the date of the Merger Agreement through the closing date of the transaction unless consented to by Intuit.

Stock Options:

At December 31, 2006, the Company had one stock option plan. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. During December 2006, the Company amended certain stock option grant agreements with some of its employees who were previously granted in-the-money options in error. The primary purpose of the amendments was to increase the option exercise price equal to the fair market value on the measurement dates. To compensate those employees for these amendments, the Company has accrued approximately $87,000 of compensation expense during the quarter ended December 31, 2006. All options outstanding at December 31, 2006 were granted at 100% of the fair market value of the stock at the date of grant and have five-year vesting terms.

A summary of the status of the Company’s stock option plan as of December 31, 2006 and of changes in options outstanding under the plan during the three months ended December 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2006	972,275	$5.61

Options granted	-0-

Options exercised	(35,000)	$4.22

Options forfeited or expired	(-0-)

Options outstanding at December 31, 2006	937,275	$5.66	6.2	$11,943,000

Options vested and exercisable at December 31, 2006	597,075	$5.23	5.6	$7,863,000

NOTE 2: (Continued)

Non-vested share activity under our Stock Option Plan for the three-month period ended December 31, 2006 is summarized as follows:

	Non-vested Number Of Shares	Weighted Average Grant-Date Fair Value

Non-vested balance at October 1, 2006	490,600	$4.47
Vested	(150,400)	$4.11

Non-vested balance at December 31, 2006	340,200	$4.63

As of December 31, 2006, there was $1,576,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Cash received from stock option exercises for the three months ended December 31, 2006 and 2005 was $149,000 and $291,000, respectively. The income tax benefits from stock option exercises totaled $18,000 and $41,000 for the three months ended December 31, 2006 and 2005, respectively.

Restricted Stock:

Restricted Stock is granted under the 2003 Option Plan. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2006, there was $1,181,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.12 years.

A summary of the status of the Company’s restricted stock awards as of December 31, 2006, and of changes in restricted stock outstanding under the plan during the three months ended December 31, 2006 is as follows:

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards outstanding at September 30, 2006	133,088	$11.16

Shares issued	-0-

Shares forfeited	(1,600)	$10.25

Restricted stock awards outstanding at December 31, 2006	131,488	$11.17

In May 2006, the Company entered into an agreement with certain of its employees and executives to potentially grant 80,000 shares of restricted stock and 10,000 shares payable in cash. The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008 or upon a change in control. Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any. As required by SFAS 123(R), 80,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 10,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market). In conjunction with this award, the Company recognized $99,000 of compensation expense for the quarter ended December 31, 2006.

NOTE 3 - Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share."
	Three Months Ended
	December 31,
	2006	2005

Numerator:
Net income	$339,000	$592,000
Denominator:
Weighted average shares outstanding for basic earnings per share	6,702,680	6,627,275
Effect of dilutive common stock equivalents	501,000	333,098
Adjusted weighted average shares outstanding for diluted earnings per share	7,203,680	6,960,373

Basic net earnings per share	$0.05	$0.09
Diluted net earnings per share	$0.05	$0.09

For the three months ended December 31, 2006 and 2005, approximately 39,500 and 80,088 option shares, respectively, attributable to the exercise of outstanding options and restricted stock grants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE 4 - Supplemental Cash Flow Information:

	Three Months Ended
	December 31,
	2006	2005
Cash paid for:
Interest	$17,000	$25,000
Income Taxes	$89,000	-0-

Significant non-cash transactions for the three months ended December 31, 2006 were as follows:

•	None

Significant non-cash transaction for the three months ended December 31, 2005 was as follows:

•	Restricted stock valued at $397,000 was issued to certain executives and employees.

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

NOTE 5: (Continued)

	Three Months Ended
	December 31,
	2006	2005

Revenues:
Bankcard and transaction processing	$14,899,000	$12,580,000
Check-related products	4,480,000	4,346,000
	$19,379,000	$16,926,000

Income from operations:
Bankcard and transaction processing	$2,274,000	$1,982,000
Check-related products	691,000	1,141,000
Other - Corporate Expenses	(2,405,000)	(2,062,000)
	$560,000	$1,061,000

	December 31,	September 30,
	2006	2006
Total assets:
Bankcard and transaction processing	$13,569,000	$12,707,000
Check-related products	19,907,000	31,412,000
Other	9,996,000	10,888,000
	$43,472,000	$55,007,000

NOTE 6 - Commitments, Contingent Liabilities, and Guarantees:

The Company currently relies on cooperative relationships with, and sponsorship by, one bank in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the bank and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2006, this potential exposure totaled approximately $621 million. At December 31, 2006, the Company, through its sponsoring bank, had approximately $154,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2006, the Company, through its sponsoring bank, had access to $18.5 million in merchant deposits to cover any potential chargeback losses.

For the three-month periods ended December 31, 2006 and 2005, the Company processed approximately $467 million and $388 million, respectively, of Visa and MasterCard transactions, which resulted in $2.4 million in gross chargeback activities for the three months ended December 31, 2006 and $2.4 million for the three months ended December 31, 2005. Substantially all of these chargebacks were recovered from the merchants.

NOTE 6: (Continued)

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of December 31, 2006 and 2005, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $329,000 and $162,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month periods ended December 31, 2006 and 2005, the Company expensed $26,000 and $134,000, respectively.

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of December 31, 2006, the Company estimates that its maximum potential dishonored check exposure was approximately $2,523,000.

For the quarters ended December 31, 2006 and 2005, the Company guaranteed approximately $21,255,000 and $12,088,000 of merchant checks, respectively, which resulted in $148,000 and $95,000 of dishonored checks presented to the Company for payments, respectively. The Company has the right to collect the full amount of the check from the checkwriter. The Company establishes a reserve for this activity based on historical and projected loss experience. For the quarter ended December 31, 2006 and 2005, the check guarantee loss was $92,000 and $76,000, respectively. The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 7 - Litigation:

The Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material affect, individually or in the aggregate, on the Company’s business, financial condition or results of operations. It is possible that in the future, the Company could become a party to such proceedings.

NOTE 8 - Effective Tax Rate:

The effective tax rate for the three months ended December 31, 2006 was 49.6% as compared to 45.3% for the corresponding prior year period. The increase in the tax rate was primarily due to stock compensation expense which was a non-deductible expense as the Company does not recognize a tax benefit in incentive stock options until a disqualifying disposition occurs.

NOTE 9 - Merger Transaction:

On December 14, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which ECHO will become a wholly owned subsidiary of Intuit (the merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of the Company’s common stock and all outstanding equity awards (which will vest in connection with the transactions) for a cash amount of $18.75 per share (less the applicable exercise price in the case of ECHO options), for a total purchase price of approximately $142 million on a fully diluted basis. The transaction is subject to regulatory review, the Company’s shareholder approval and other customary closing conditions. If all of the above reviews and approvals are satisfactorily completed and the other conditions to closing are satisfied or waived, the merger is expected to be completed during March 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein, and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended December 31, 2006, the bankcard and transaction processing business segment accounted for approximately 76.9% of the Company’s total revenue.

We purchased a fully integrated, multi-modular bankcard processing system which, once fully implemented, should provide us with greater flexibility to price our credit card processing services and allow us to offer our services to other third parties. The clearing portion of this system began live customer deployment in the last quarter of 2006 and continued in the first quarter of 2007.

ECHO has invested significant resources and management focus in its check services business. Check services revenue increased approximately 3.1% from $4,346,000 in the first fiscal quarter of 2006 to $4,480,000 for the current fiscal quarter. In October 2006, the Unlawful Internet Gaming Enforcement Act was passed and signed into law. Several of our Internet Wallet merchants had a significant drop in processing activities during the quarter ended December 31, 2006. During February 2007, the Company decided to cease processing for all Internet Wallet customers.

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

On December 14, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which we will become a wholly owned subsidiary of Intuit (the Intuit merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of our common stock and all outstanding equity awards (which will vest in connection with the transactions) for a cash amount of $18.75 per share, for a total purchase price of approximately $142 million on a fully diluted basis. The transaction is subject to regulatory review, our shareholder approval and other customary closing conditions. If all of the above reviews and approvals are satisfactorily completed and the other conditions to closing are satisfied or waived, the merger is expected to be completed during March 2007.

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

We believe that being the smallest processor also has some advantages. There are many merchants who are sizable to us that the larger processors do not consider to be major merchants. We are finding that these merchants appreciate getting preferential treatment from their processor. Also, our willingness to send top management into the field to meet regularly with our major merchants at their locations is a perceived distinction and we are using it as a merchant retention tool. While we understand that slightly lower costs can be generated by processing high volumes, we do not think the economic advantages that high volume affords are enough to eliminate ECHO as an acceptable and competitive processor in most cases. Despite these potential advantages, we believe that our success will depend largely on our ability to continuously exceed expectations in terms of performance, service, and price, on our ability to develop new products and services, and on how well and how quickly we enhance our current products and introduce them into the market.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005

Financial highlights for the first quarter of fiscal 2007 as compared to the same period last year were as follows:

•	Total revenue increased 14.5% to $19.4 million

•	Gross margins from processing and transaction revenue was 33.2% for the current quarter as compared to 34.2% for the prior year

•	Operating income decreased 47.2% from $1,061,000 to $560,000

•	Diluted earnings per share were $0.05 as compared to $0.09 per share

•	Bankcard and transaction processing revenue increased 18.4% to $ 14.9 million

•	Bankcard processing volume increased 20.6% from $387.5 million to $467.3 million

•	Check-related revenue increased 3.1% to $4.5 million

•	ACH transactions processed decreased 11.0% to 8.7 million transactions

Revenue. Total revenue increased 14.5% to $19,379,000 for the three months ended December 31, 2006, from $16,926,000 for the same period last year. The increase can be primarily attributed to the 18.4% growth in the bankcard processing revenue and 3.1% growth in the check services business segment as compared to the same period last year. This growth has occurred organically from our existing merchants and from our marketing initiatives. We have two merchants who generated approximately 16.6% of the total bankcard processing revenue during the current quarter. The increase in revenue was primarily the result of a 20.6% increase in bankcard processing volume as compared to the prior year quarter.

Cost of Sales. Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $11,142,000 in the first fiscal quarter of 2006 to $12,950,000 in the current quarter, a 16.2% increase. The increase was primarily attributable to the 18.4% increase in bankcard processing revenue for the current quarter.

Gross margin was 33.2% for the current quarter as compared to 34.2% for the same period last year. The decrease in gross margin was primarily attributable to several high volume merchants that contributed slightly lower margin.

Expense. Other operating costs such as personnel costs, telephone and depreciation expenses increased, from $1,341,000 in the first quarter of 2006 to $1,571,000 for the current fiscal quarter, a 17.2% increase. This was attributable to the 14.5% increase in total revenue and new hires to support the product development group.

Research and development expenses decreased from $479,000 for the quarter ended December 31, 2005 to $467,000 in the current year quarter. Continued investment in research and development and IT initiatives is critical to our ability to maintain our competitive position and strengthen our infrastructure to support growth. Several of our major IT projects were completed in the current quarter. However, we anticipate making continued investments in our IT initiatives and expect research and development expenses to remain at current levels for the remainder of the 2007 fiscal year.

Selling, general and administrative expenses increased from $2,903,000 in the first fiscal quarter of 2006 to $3,831,000 for the current fiscal quarter, an increase of 32.0%. This increase was primarily attributable to 1) a $587,000 increase in salaries and bonuses; 2) a $426,000 increase in SOX 404 compliance and audit fees; and 3) a $131,000 increase in stock compensation expense. This increase was partially offset by the decrease in legal expenses in the current quarter of $193,000. Included in selling, general and administrative expenses was $286,000 of legal and other professional service expenses related to the Intuit merger. As a percentage of total revenue, selling, general and administrative expenses increased from 17.2% in the prior year quarter to 19.8% in the current quarter.

Operating Income. Operating income for the quarter ended December 31, 2006 was $560,000, as compared to operating income of $1,061,000 in the same period last year, a 47.2% decrease. The decrease in operating income was primarily due to the 14.5% increase in revenue offset by the increase in processing and transaction expense and increase in selling, general and administrative expenses described above.

Interest Expense and Income. Net interest income was $113,000 for the three months ended December 31, 2006 as compared to $22,000 interest income for the prior year quarter. The increase was due to the increased cash and cash equivalents balances and increase in interest rates being earned.

Effective Tax Rate. The effective tax rate for the quarter ended December 31, 2006 was 49.6% as compared to 45.3% for the prior year quarter. The increase in the tax rate was primarily due to additional stock compensation expense which is a non-deductible expense as the Company does not recognize a tax benefit from incentive stock options until a disqualifying disposition occurs.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 18.4%, from $12,580,000 in the fiscal quarter ended December 31, 2005 to $14,899,000 for the current year quarter ended December 31, 2006. This revenue increase was mainly attributable to organic growth from our existing merchants and several new merchants with high processing volume. We have two bankcard merchants who together generated approximately 16.6% of the total bankcard processing revenue and a total of 21.3% of the bankcard processing volume during the current quarter. Bankcard revenue made up 76.9% of total revenue for the current quarter as compared to 74.3% for the same period last year.

Operating income from our bankcard and transaction processing segment was $2,274,000 for the current period as compared to $1,982,000 in the same period last year, a 14.7% increase. The increase in operating income was primarily attributable to the 18.4% revenue growth and offset by lower margin from the merchants with high processing volume.

Check Related Products. Check-related revenues increased from $4,346,000 for the prior year quarter to $4,480,000 for the current fiscal quarter, an increase of 3.10%. This increase was attributable to a 28.5% increase in collection revenue offset by a decrease of 9.1% in check verification revenue. In October 2006, the Unlawful Internet Gambling Enforcement Act was passed and signed into law. Several of our merchants had a significant drop in processing activities during the quarter ended December 31, 2006. As a result, our ACH processing revenue was flat as compared to the prior year quarter. During February 2007, the Company decided to cease processing for all Internet Wallet customers.

Check services revenue made up 23.1% of total revenues in the current quarter as compared to 25.7% in the prior year quarter. Check-related operating income was $691,000 for the quarter ended December 31, 2006 as compared to $1,141,000 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 we had available cash and cash equivalents of $11,895,000, restricted cash of $1,629,000 in reserve with our primary processing bank and working capital of $13,288,000.

Accounts receivable, net of allowance for doubtful accounts, increased from $2,914,000 at September 30, 2006 to $3,116,000 at December 31, 2006. Allowance for doubtful accounts reserved mainly for chargeback losses increased to $443,000 at December 31, 2006 from $392,000 at September 30, 2006. The higher allowance was primarily related to provision for doubtful accounts related to several bankcard merchants’ chargeback receivables.

Net cash provided by operating activities for the three months ended December 31, 2006 was $1,254,000, as compared to net cash provided by operating activities of $981,000 for the three months ended December 31, 2005.

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

In the three months ended December 31, 2006, we used $126,000 mainly for the purchase of computer equipment and $931,000 for the acquisition and capitalization of software costs, as compared to $227,000 for the purchase of equipment and $802,000 for the acquisition and capitalization of software costs for the same three-month period last year. During the three months ended December 31, 2006, we paid off $72,000 of notes payable obligations. During the three months ended December 31, 2006, we had proceeds of $148,000 from stock option exercises.

At December 31, 2006 we had the following cash commitments:

Payment Due By Period

Contractual		Less than			After
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Long-term debt including interest	$668,000	$295,000	$363,000	$10,000	$-0-

Capital lease obligations	62,000	37,000	25,000	-0-	-0-

Operating leases	924,000	555,000	369,000	-0-	-0-

Minimum vendor commitments	475,000	300,000	175,000	-0-	-0-

Total contractual cash obligations	$2,129,000	$1,187,000	$932,000	$10,000	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. As of January 31, 2007, the $3 million line of credit with Bank of the West expired. We have not renewed this credit line as a result of the pending Intuit merger. Management believes that our cash flow from operations together with cash on hand will be sufficient to meet our working capital and other commitments.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, we did not have any off-balance sheet arrangements.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of December 31, 2006, we maintained a dedicated chargeback reserve of $832,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of December 31, 2006, we had access to approximately $18.5 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through December 31, 2006, this potential exposure totaled approximately $621 million. At December 31, 2006, we, through our sponsoring banks, had approximately $154,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2006, we, through our sponsoring banks, had access to $18.5 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the three-month periods ended December 31, 2006 and 2005, we processed approximately $467 million and $388 million, respectively, of Visa and MasterCard transactions, which resulted in $2.4 million in gross chargeback activities for the three months ended December 31, 2006 and $2.4 million for the three months ended December 31, 2005. Substantially all of these chargebacks were recovered from the merchants.

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

We depend on approximately 100 key merchant accounts for our organic growth and profitability. Two merchants accounted for approximately 16.6% of our bankcard processing revenue during the three months ended December 31, 2006. The loss of those accounts or the loss of merchants from this select group could adversely affect our results of operations.

The business activities of our merchants could affect our business and results of operations.

We provide direct and back-end bankcard and check processing services to merchants across many industries. Several of these merchants provide consumers access to “Internet Wallets,” which subsequently permit consumers to use funds in those “Internet Wallets” to, among other transactions, participate in gaming activities over the Internet. Our “Internet Wallet” merchants collectively comprised approximately 29% of our check revenue for the quarter ended December 31, 2006. To the extent any of these merchants conduct activities which are deemed illegal by future legislation (including regulations promulgated under the Unlawful Internet Gambling Enforcement Act) or otherwise become involved in activities that incur civil liability from third parties, legal authorities or those third parties could attempt to pursue claims against us for aiding the activities of those merchants. While we believe that the services we provide do not directly aid in the activities of our merchants, and while we have no intent to assist any such activities, other than to provide general processing services consistent with past practice, any claims by legal authorities or third parties would require us to expend financial and management resources to address and defend such claims, the aggregate effect of which could have an adverse impact on our business and results of operations. Additionally, actions by legal authorities or third parties could attempt to claim or could otherwise affect the reserves we hold pursuant to our agreements with these merchants (to protect against returns and other losses we may incur). The loss or decrease of any of these reserve accounts could cause us to become directly responsible for returns and other losses, which could negatively affect our results of operations and liquidity. Moreover, even if those legal authorities or third parties do not pursue claims against us, legislation could significantly affect our business operations and the business operations of those merchants. With respect to the affects of the Unlawful Internet Gambling Enforcement Act on our “Internet Wallet” merchants, and correspondingly, on our business and results of operations, please see our discussion in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

We have built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activities. While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system’s capabilities. To minimize this risk, we have redesigned and upgraded our check related processing systems and have purchased a high end system to process bankcard activity. No assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in time to avoid such a situation. In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements. Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

We incur financial risk from our check guarantee service.

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the quarter ended December 31, 2006, we incurred $92,000 in losses from uncollected guaranteed checks.

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses decreased from $479,000 in the first quarter of fiscal 2006 to $467,000 for the quarter ended December 31, 2006. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We are involved in various lawsuits arising in the ordinary course of business. Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. For the first quarter ended December 31, 2006, we did not incur any legal fees or expenses defending these claims.

Our inability to recover from natural disasters could harm our business.

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico. Should a natural disaster occur in any of the locations, it is possible that we would not be able to fully recover full functionality at one of our data centers. To minimize this risk, we centralized our data processing functionality in Camarillo during fiscal 2005 and completed a fully redundant site in Albuquerque in October of 2006. Despite such contingent capabilities, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality. Our inability to provide such service could have a material adverse effect on our business and results of operations.

Increases in the costs and requirements of technical compliance could harm our business.

The services which we offer require significant technical compliance. This includes compliance to both Visa and MasterCard regulations and association rules, NACHA guidelines and regulations with regard to the Federal Reserve System’s Automated Clearing House and check related issues, and various banking requirements and regulations. We have personnel dedicated to monitoring our compliance to the specific industries we serve and when possible, we are moving the technical compliance responsibility to other parties. As the compliance issues become more defined in each industry, the costs and requirements associated with that compliance may present a risk to ECHO. These costs could be in the form of additional hardware, software or technical expertise that we must acquire and/or maintain. Additionally, burdensome or unclear requirements could increase the cost of compliance. While ECHO currently has these costs under control, we have no control over those entities that set the compliance requirements so no assurance can be given that we will always be able to underwrite the costs of compliance in each industry wherein we compete.

Risks Associated With Our Common Stock

If we need to sell or issue additional shares of common stock or assume additional debt to finance future growth, our stockholders’ ownership could be diluted or our earnings could be adversely impacted.

Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations. As of the date of this report, management has no plan to raise additional capital through the sale of securities and believes that our cash flow from operations together with cash on hand will be sufficient to meet our working capital and other commitments.

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended December 31, 2006, the market price of our common stock has been as high as $18.49, and as low as $10.97. Additionally, over the course of the year ended September 30, 2006, the market price of our common stock has been as high as $18.19 and as low as $9.00. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

Risks Related To Merger

Our proposed transaction with Intuit may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

In response to our pending merger transaction with Intuit, our customers may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product and service offerings following the merger and our willingness to support, service, develop and upgrade existing products. In order to address customer uncertainty, we may incur additional obligations. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market value of our common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations, or prospects of ECHO, market assessments of the merger, market and economic considerations, or other factors. However, there will be no adjustment to the consideration to be received by our stockholders in connection with the merger, and in particular there will be no increase in the consideration payable by Intuit even if our value or Intuit’s value increases or we or Intuit report better than expected financial results. We do not have a right to terminate the merger agreement based upon increases in the value of our common stock. In addition, because the consideration is payable in cash, our stockholders will not have any opportunity to benefit from an increase in the value of Intuit’s common stock after the merger closes.

The merger is subject to a number of conditions, many of which are beyond our control. If the merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand-alone basis. The closing of the merger and the integration of our business into Intuit’s business will make substantial demands on our management, which may limit the time available to management to attend to other operational, financial and strategic issues of our company, which could adversely affect our business. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, we may be required to pay Intuit a termination fee of $4,271,000 in connection with the termination of the merger agreement under certain circumstances.

Some of our material agreements have provisions which require us to obtain consents from other parties to such agreements in connection with a merger or change of control. Our failure to obtain such consents could adversely impact our ability to consummate the merger.

Some of our material agreements require us to obtain consents from other parties in connection with mergers or changes in control. While we are currently in the process of obtaining consents from all required third parties, there can be no assurance that we will obtain consents from all required third parties. Our failure to obtain necessary third party consents could violate the terms of the relecant contracts, violate the conditions to the closing, and could result in our failure to consummate the merger.

If the merger does not occur, we will not benefit from the expenses we have incurred in connection with the merger.

The merger may not be completed. If the merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

There may be unforeseen liabilities in connection with the merger.

We may be subject to undisclosed or otherwise unforeseen tax, pension, litigation or other liabilities which are not currently known or which have been underestimated in connection with the merger. If unforeseen liabilities materialize or known liabilities are greater than are currently estimated, they could have a material adverse effect on our business, financial condition and results of operations and, going forward, could adversely affect the results of the combined company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk is very limited. A hypothetical 1% interest rate change would have no impact on our results of operations.

Item 4.	Controls and Procedures

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation (except as described below), our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective.

During the quarter ended December 31, 2006, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of our review process in preparation of our Form 10Q for the quarter ended December 31, 2006, we identified a deficiency in our identification and interpretation of the appropriate accounting principles related to the accounting for compensation to be recognized upon payments of approximately $87,000 to employee optionees. These payments were made in connection with an amendment of the employees’ previously issued stock option grants - as a reimbursement of additional amounts to be paid by the optionees to exercise their stock options. Additionally, we found that we did not record an accrual of approximately $79,000 related to employee bonuses that had been approved during the quarter ended December 31, 2006. These adjustments required us to record additional compensation expense in the total amount of approximately $166,000 in the quarter ended December 31, 2006. Because these amounts each exceed an amount considered to be material by management, we have deemed these deficiencies to be a material weakness. We do not anticipate amending previously issued stock option grants in the future and will accrue future bonuses as they are approved. Accordingly, we believe we will remediate this material weakness.

PART II.	OTHER INFORMATION

Item 1a.	Risk Factors

For a listing of our Risk Factors, see Part I, Item 2.

Item 6.	Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date: February 9, 2007		By:	/s/ Alice Cheung
Alice Cheung, Treasurer and
Chief Financial Officer

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