Form 10-Q
period 2007-03-31
ELECTRONIC CLEARING HOUSE INC
filed 2007-05-10
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-15245

ELECTRONIC CLEARING HOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0946274
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 1, 2007, there were 6,862,491 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2007	September 30, 2006

Current assets:
Cash and cash equivalents	$9,810,000	$11,604,000
Restricted cash	1,218,000	1,594,000
Settlement deposits and funds held in trust	10,691,000	23,282,000
Settlement receivables, less allowance of $42,000 and $16,000	401,000	1,499,000
Accounts receivable, less allowance of $477,000 and $392,000	3,455,000	2,914,000
Prepaid expenses and other assets	775,000	494,000
Deferred tax asset	435,000	506,000
Total current assets	26,785,000	41,893,000

Noncurrent assets:
Property and equipment, net	2,421,000	2,521,000
Software, net	10,559,000	10,340,000
Other assets, net	234,000	253,000
Total assets	$39,999,000	$55,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$292,000	$291,000
Accounts payable	537,000	352,000
Settlement payable and trust payable	11,092,000	24,781,000
Accrued expenses	2,629,000	2,257,000
Accrued compensation expenses	1,432,000	1,670,000
Total current liabilities	15,982,000	29,351,000

Noncurrent liabilities:
Long-term debt, net of current portion	302,000	448,000
Deferred tax liability	1,934,000	2,922,000
Total liabilities	18,218,000	32,721,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding at March 31, 2007 and September 30, 2006	-0-	-0-
Common stock, $.01 par value, 36,000,000 shares authorized; 6,894,683 and 6,839,333 shares issued; 6,856,414 and 6,801,064 shares outstanding, respectively	69,000	68,000
Additional paid-in capital	28,430,000	27,350,000
Accumulated deficit	(6,252,000)	(4,666,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Total stockholders' equity	21,781,000	22,286,000
Total liabilities and stockholders' equity	$39,999,000	$55,007,000

See accompanying notes to consolidated financial statements

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

REVENUES:	$19,993,000	$19,228,000	$39,372,000	$36,154,000

COSTS AND EXPENSES:
Processing and transaction expense	13,948,000	12,916,000	26,898,000	24,058,000
Other operating costs	1,614,000	1,487,000	3,185,000	2,828,000
Research and development expense	542,000	394,000	1,009,000	873,000
Selling, general and administrative expenses	3,549,000	2,778,000	7,085,000	5,314,000
Legal settlements	2,889,000	872,000	2,898,000	1,239,000
Merger related costs	620,000	-0-	906,000	-0-
	23,162,000	18,447,000	41,981,000	34,312,000

(Loss) income from operations	(3,169,000)	781,000	(2,609,000)	1,842,000

Interest income	135,000	53,000	265,000	100,000
Interest expense	(13,000)	(22,000)	(30,000)	(47,000)

(Loss) income before income tax benefits/provision	(3,047,000)	812,000	(2,374,000)	1,895,000
Benefit (provision) for income taxes	1,122,000	(388,000)	788,000	(879,000)

Net (loss) income	$(1,925,000)	$424,000	$(1,586,000)	$1,016,000

Basic net (loss) earnings per share	$(0.29)	$0.06	$(0.24)	$0.15
Diluted net (loss) earnings per share	$(0.29)	$0.06	$(0.24)	$0.14

Weighted average shares outstanding
Basic	6,735,334	6,698,577	6,718,828	6,662,534
Diluted	6,735,334	7,088,143	6,718,828	7,022,427

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,586,000)	$1,016,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	471,000	341,000
Amortization of software and other intangible assets	1,600,000	1,276,000
Loss on disposal of fixed assets	15,000	-0-
Loss on disposal of capitalized software	3,000	-0-
Provisions for losses on accounts and notes receivable	117,000	327,000
Provision for deferred income taxes	(917,000)	824,000
Stock-based compensation	675,000	434,000
Excess tax benefit from stock-based compensation	(108,000)	(52,000)
Changes in assets and liabilities:
Restricted cash	376,000	(266,000)
Settlement deposits and funds held in trust	12,591,000	(3,396,000)
Accounts receivable	(632,000)	(1,069,000)
Settlement receivable	1,072,000	(356,000)
Accounts payable	185,000	(18,000)
Settlement payable and trust payable	(13,689,000)	3,256,000
Accrued expenses	480,000	1,502,000
Accrued compensation expenses	(254,000)	(588,000)
Prepaid expenses and other assets	(281,000)	(130,000)

Net cash provided by operating activities	118,000	3,101,000

Cash flows from investing activities:
Other assets	-0-	2,000
Purchase of equipment	(386,000)	(277,000)
Purchased and capitalized software	(1,803,000)	(1,746,000)

Net cash used in investing activities	(2,189,000)	(2,021,000)

Cash flows from financing activities:
Repayment of notes payable	(145,000)	(137,000)
Repayment of capitalized leases	-0-	(75,000)
Proceeds from exercise of stock options	314,000	318,000
Excess tax benefit from stock-based compensation	108,000	52,000

Net cash provided by financing activities	277,000	158,000

Net (decrease) increase in cash and cash equivalents	(1,794,000)	1,238,000
Cash and cash equivalents at beginning of period	11,604,000	6,732,000

Cash and cash equivalents at end of period	$9,810,000	$7,970,000

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of March 31, 2007 and for the three-month and six-month periods ended March 31, 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2007.

Reclassifications:

Certain amounts in the March 31, 2006 consolidated financial statements have been reclassified to conform to the current year presentation.  The Company previously included the amount of the Trust Collection bank account in Restricted Cash. That cash account has been reclassified to Settlement Deposits and the Statement of Cash Flows was adjusted accordingly for the affected periods. Also, the Company reclassified a small portion of Settlements Receivable relating to an accrual resulting in a corresponding reduction in Settlement Payable. The Statement of Cash Flows was adjusted accordingly for the affected periods. The Company also broke out Accrued Compensation Expenses from Accrued Expenses, and the Statement of Cash Flows has been adjusted accordingly. The Company further reclassified amounts related to the excess tax benefit from stock-based compensation and has reflected the change in the Statement of Cash Flows for the affected periods. Lastly, the company broke out the 2006 patent settlement from selling, general and administrative expenses.

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

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions. The requirement of FIN 48 will be effective for our fiscal year beginning October 1, 2007. Management is currently evaluating the potential impact of FIN 48 on the Company’s consolidated financial statements.

Index

NOTE 1: (Continued)

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

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

Stock Options:

At March 31, 2007, the Company had one stock option plan. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. During December 2006, the Company amended certain stock option grant agreements with some of its employees who were previously granted in-the-money options in error. The primary purpose of the amendments was to increase the option exercise price equal to the fair market value on the measurement dates. All options outstanding at March 31, 2007 were granted at 100% of the fair market value of the stock at the date of grant and have five-year vesting terms.

A summary of the status of the Company’s stock option plan as of March 31, 2007 and of changes in options outstanding under the plan during the six months ended March 31, 2007 is as follows:

Index

NOTE 2: (Continued)

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2006	972,275	$5.61

Options granted	-0-

Options exercised	(56,950)	$5.48

Options forfeited or expired	(5,000)	$10.24

Options outstanding at March 31, 2007	910,325	$5.68	6.1	$5,394,000

Options vested and exercisable at March 31, 2007	579,125	$5.13	5.3	$3,752,000

Non-vested share activity under our Stock Option Plan for the six-month period ended March 31, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested balance at October 1, 2006	490,600	$4.47
Vested	(159,400)	$4.04

Non-vested balance at March 31, 2007	331,200	$4.81

As of March 31, 2007, there was $1,592,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Cash received from stock option exercises for the six month periods ended March 31, 2007 and 2006 was $314,000 and $318,000, respectively. The income tax benefits from stock option exercises totaled $108,000 and $52,000 for the six month periods ended March 31, 2007 and 2006, respectively.

Restricted Stock:

Restricted Stock is granted under the 2003 Option Plan. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2007, there was $1,109,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.9 years.

A summary of the status of the Company’s restricted stock awards as of March 31, 2007, and of changes in restricted stock outstanding under the plan during the six months ended March 31, 2007 is as follows:

Index

NOTE 2: (Continued)

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards outstanding at September 30, 2006	133,088	$11.16

Shares issued	-0-

Shares forfeited	(1,600)	$10.25

Restricted stock awards outstanding at March 31, 2007	131,488	$11.17

In May 2006, the Company entered into an agreement with certain of its employees and executives to potentially grant 80,000 shares of restricted stock and 10,000 shares payable in cash. The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008 or upon a change in control. Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any. As required by SFAS 123(R), 80,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 10,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market). In conjunction with this award, the Company recognized $73,000 and $172,000 of compensation expense for the three and six months ended March 31, 2007.

NOTE 3 - Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share."

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Numerator:
Net (loss) income	$(1,925,000)	$424,000	$(1,586,000)	$1,016,000

Denominator:
Weighted average shares outstanding for basic (loss) earnings per share	6,735,334	6,698,577	6,718,828	6,662,534
Effect of dilutive stock options	-0-	389,566	-0-	359,893
Adjusted weighted average shares outstanding for diluted (loss) earnings per share	6,735,334	7,088,143	6,718,828	7,022,427

Basic net (loss) earnings per share	$(0.29)	$0.06	$(0.24)	$0.15
Diluted net (loss) earnings per share	$(0.29)	$0.06	$(0.24)	$0.14

For the three month periods ended March 31, 2007 and 2006, approximately -0- option shares and 4,000 option shares, and for the six month periods ended March 31, 2007 and 2006, approximately 10,000 and 4,000 option shares, respectively, attributable to the exercise of outstanding options and restricted stock grants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

Index

NOTE 4 - Supplemental Cash Flow Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Cash paid for:
Interest	$13,000	$22,000	$30,000	$47,000
Income Taxes	$209,000	$3,000	$298,000	$3,000

Significant non-cash transactions for the six months ended March 31, 2007 were as follows:

•	None

Significant non-cash transaction for the six months ended March 31, 2006 was as follows:

•	Restricted stock valued at $523,000 was issued to certain executives and employees.
•	Capital equipment of $2,000 was acquired under a capital lease.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenues:
Bankcard and transaction processing	$16,355,000	$14,672,000	$31,254,000	$27,252,000
Check-related products	3,638,000	4,556,000	8,118,000	8,902,000
	$19,993,000	$19,228,000	$39,372,000	$36,154,000

Operating (loss) income:
Bankcard and transaction processing	$2,588,000	$2,412,000	$4,862,000	$4,394,000
Check-related products	(147,000)	1,126,000	544,000	2,267,000
Other - Corporate Expenses	(5,610,000)	(2,757,000)	(8,015,000)	(4,819,000)
	$(3,169,000)	$781,000	$(2,609,000)	$1,842,000

	March 31, 2007	September 30, 2006
Total assets:
Bankcard and transaction processing	$13,539,000	$12,707,000
Check-related products	17,854,000	31,412,000
Other	8,606,000	10,888,000
	$39,999,000	$55,007,000

Index

NOTE 6 - Commitments, Contingent Liabilities, and Guarantees:

As of April 12, 2007, the Company currently relies on cooperative relationships with, and sponsorship by, two banks in order to process its Visa, MasterCard and other bankcard transactions. The agreement between the banks and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring banks to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring banks as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2007, this potential exposure totaled approximately $673 million. At March 31, 2007, the Company, through its sponsoring bank, had approximately $308,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2007, the Company, through its sponsoring bank, had access to $16.9 million in merchant deposits to cover any potential chargeback losses.

For the three-month periods ended March 31, 2007 and 2006, the Company processed approximately $525 million and $464 million, respectively, of Visa and MasterCard transactions, which resulted in $2.9 million in gross chargeback activities for the three months ended March 31, 2007 and $2.3 million for the three months ended March 31, 2006. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data. As of March 31, 2007 and 2006, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $369,000 and $349,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month period ended March 31, 2007 and 2006, the Company expensed $38,000 and $188,000, respectively.

With regard to the Company’s check processing activation, all funds are moved using the Automated Clearing House (ACH) system of the Federal Reserve. Submission of an ACH request to withdraw funds may be refused by the receiving bank for a number of reasons, the two most common being the account did not have an adequate balance to honor the request or the account was closed. In each of these situations, the Company first looks to the merchant account for the return of any funds advanced. In some situations, specific merchant reserves are set up in advance in order to honor all returns for that specific merchant. In the event neither the merchant bank account nor a specific reserve is adequate to cover a return, the Company allows either of its processing banks to look to the Company’s own reserve accounts to cover the return activity. In such cases, the Company then actively looks to recover its advanced funds from subsequent day’s processing activity for the merchant or from one-time deposits requested of the merchant. In the event such recovery is not possible the Company could suffer a loss on that ACH return activity.

The total return amount the Company has had to cover over the three months ended March 31, 2007, due to merchants not having adequate funds to cover the amount was $33,000 and the Company is actively seeking collection of its advanced funds from the specific merchants involved. The amounts the Company considered uncollectible over the past three months from historic return activity and has written off was $8,000.

Index

NOTE 6: (Continued)

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of March 31, 2007, the Company estimates that its maximum potential dishonored check exposure was approximately $2,959,000.

For the quarters ended March 31, 2007 and 2006, the Company guaranteed approximately $24,251,000 and $14,975,000 of merchant checks, respectively, which resulted in $108,000 and $82,000 of dishonored checks presented to the Company for payments, respectively. The Company has the right to collect the full amount of the check from the checkwriter. The Company establishes a reserve for this activity based on historical and projected loss experience. For the quarters ended March 31, 2007 and 2006, the check guarantee loss was $84,000 and $90,000, respectively. The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 7 - Litigation:

On March 27, 2007, the Company entered into a Non-Prosecution Agreement, pursuant to which the Office of the United States Attorney for the Southern District of New York (the “US Attorney’s Office”) agreed not to pursue actions against the Company and its subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.

Pursuant to the terms of the Non-Prosecution Agreement, the Company agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of the Company’s profits from processing and collection services provided to Internet wallets since 2001. The Company agreed to maintain a permanent restriction upon providing automated clearing house services to any business entity providing Internet gambling services to customers in the United States, so long as the processing services and gambling services are illegal under the laws of the United States.

Additionally, the Company agreed to, among other matters, cooperate fully and actively with the US Attorney’s Office, the Federal Bureau of Investigation, and with any other agency of the government designated by the US Attorney’s Office, and to not commit any violations of law. The Company’s cooperation obligations will continue until the later of one year from the date of the signing of the Non-Prosecution Agreement or the date upon which all prosecutions arising out of the conduct described in the Non-Prosecution Agreement are final.

Additionally, the Company is involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material affect, individually or in the aggregate, on the Company’s business, financial condition or results of operations. It is possible that in the future, the Company could become a party to such proceedings.

NOTE 8 - Effective Tax Rate:

The effective tax rate for the quarter and six months ended March 31, 2007 was a benefit of 36.8% and 33.2% as compared to a provision of 47.8% and 46.4%, respectively, for the corresponding prior year periods. The difference in the tax rate was primarily due to the Company having a loss before income taxes for the three and six months ended March 31, 2007 as compared to income before taxes for the corresponding prior year periods.

Index

NOTE 9 - Merger Transaction:

On December 14, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which ECHO would have become a wholly owned subsidiary of Intuit (the merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit would have acquired all of the outstanding shares of the Company’s common stock and all outstanding equity awards (which would have vested in connection with the transactions) for a cash amount of $18.75 per share (less the applicable exercise price in the case of ECHO options), for a total purchase price of approximately $142 million on a fully diluted basis. The transaction was subject to regulatory review, the Company’s shareholder approval and other customary closing conditions. On March 26, 2007, the Company mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Merger Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. In connection with the termination, the Company, Intuit and Elan agreed to release each other from all claims arising under or related to the terminated merger agreement. The Company also cancelled its previously adjourned special stockholders’ meeting relating to the proposed acquisition, which was scheduled to reconvene on March 27, 2007.

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

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended March 31, 2007, the bankcard and transaction processing business segment accounted for approximately 81.8% of the Company’s total revenue.

We purchased a fully integrated, multi-modular bankcard processing system which, once fully implemented, should provide us with greater flexibility to price our credit card processing services and allow us to offer our services to other third parties. The clearing portion of this system began live customer deployment in the last quarter of 2006 and was completed in the second fiscal quarter of 2007.

Index

In October 2006, the Unlawful Internet Gaming Enforcement Act was passed and signed into law. As a result of the passed legislation, several of our Internet Wallet merchants, all of which used our check services, had a significant drop in processing activities during the quarter ended December 31, 2006 as we wound down the services we provided to them. During February 2007, the Company decided to cease processing and collection services for all Internet Wallet customers. On March 27, 2007, the Company entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against the Company and its subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.

Approximately 70% of ECHO’s credit card processing merchants operate their businesses in non-face-to-face environments such as mail order, phone order and the Internet. These relationships historically have higher margins than those seen with normal retail merchants because of the higher risk of fraud. We have been able to effectively manage this risk historically.

ECHO has established an integrated processing relationship with the largest check cashing provider to the land-based gaming and casino market. Our services are primarily centered on providing check verification (using our NCN data base), funds movement, and several sophisticated risk management services that are used to assist the provider in confidently accepting checks.

ECHO is both a Third-Party Processor and an Acquirer Processor for the Visa POS Check Program. Visa officially released its POS Check Service as of December 2002 and several national banks have entered the program since its inception to both sell the service to their merchants and to connect all of their checking accounts to the Visa network. Visa’s connectivity to checking account balances is approximately 30% and higher in many metropolitan areas.

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

On December 14, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which we would have become a wholly owned subsidiary of Intuit (the Intuit merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit would have acquired all of the outstanding shares of our common stock and all outstanding equity awards (which would have vested in connection with the transactions) for a cash amount of $18.75 per share, for a total purchase price of approximately $142 million on a fully diluted basis. The transaction was subject to regulatory review, our shareholder approval and other customary closing conditions. On March 26, 2007, the Company mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Merger Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. In connection with the termination, the Company, Intuit and Elan agreed to release each other from all claims arising under or related to the terminated merger agreement. The Company also cancelled its previously adjourned special stockholders’ meeting relating to the proposed acquisition, which was scheduled to reconvene on March 27, 2007.

STRATEGY

Overview
From June 2006 until the recent mutual termination of the Intuit merger agreement, management progressively became more focused on a potential merger opportunity with Intuit. This redirected focus diminished the Company’s ability to aggressively continue to implement a long term strategy for growth and profitability. Now that the parties have mutually terminated the proposed merger, management is able to direct 100% of its attention to the implementation of its long term strategy and active evaluation of other growth opportunities.

ECHO has refocused on its service strategy which is to provide merchants, banks, technology partners and collection agencies with electronic payment services that combine credit card, debit card and electronic check and collection services with quality customer support. ECHO’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of ECHO’s integrated collection and risk management services.

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

The program was launched in August 2002 and at the end of March 2007 had 39 participating banks. ECHO estimates that there are approximately 8,000 community banks in the United States. Based on third-party research, we estimate that approximately 57% of these banks offer payment solutions for their merchants. We believe these banks will be very responsive to the MerchantAmerica value proposition when a comparison of features and costs is reviewed.

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

Index

SALES AND MARKETING

ECHO offers its payment services through several sales channels.

•
Primary Sales Channels - Direct sales personnel are dedicated to various industries and/or services. We employ approximately 20 people who serve in either field or office positions that are dedicated to sales.

•
Secondary Sales Channels - All or a portion of our services are sold through banks who sign up with our MerchantAmerica Agent Bank program, through banks who are selling the Visa POS Check Program, through authorized resellers, technology partners, independent sales organizations (ISOs) and through one of our 236 NCN Collection Agency Members. These channels offer lower margins to us due to the added participation in the overall revenue such channels require. Currently, ECHO has approximately 300 authorized resellers registered to sell ECHO’s check products.

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

Of the top 50 credit card processors in the nation, approximately 40 of them are independent sales organizations or banks that may manage the front-end authorization service but they outsource the back-end clearing and settlement services from a full service processor. There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, Heartland Payments and RBS (Lynx). We believe we hold the distinction of being the smallest public company who, with the installation of the Oasis Clearing module in 2006, will serve as a full service processor in credit cards. All of our competitors have greater financial and marketing resources than us. As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

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

We believe that being the smallest processor also has some advantages. There are many merchants who are sizable to us that the larger processors do not consider to be major merchants. We are finding that these merchants appreciate receiving preferential treatment from their processor. Also, our willingness to send top management into the field to meet regularly with our major merchants at their locations is a perceived distinction and we are using it as a merchant retention tool. While we understand that slightly lower costs can be generated by processing high volumes, we do not think the economic advantages that high volume affords are enough to eliminate ECHO as an acceptable and competitive processor in most cases. Despite these potential advantages, we believe that our success will depend largely on our ability to continuously exceed expectations in terms of performance, service, and price, on our ability to develop new products and services, and on how well and how quickly we enhance our current products and introduce them into the market.

Index

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Financial highlights for the second quarter of fiscal 2007 as compared to the same period last year were as follows:

•	Total revenue increased 4.0% to $20.0 million

•	Gross margins from processing and transaction revenue was 30.2% for the current quarter as compared to 32.8% for the prior year

•	Operating income decreased 505.8% from $781,000 to an operating loss of $3,169,000

•	Diluted loss per share was $0.29 as compared to diluted net earnings of $0.06 per share

•	Bankcard and transaction processing revenue increased 11.5% to $16.4 million

•	Bankcard processing volume increased 13.3% from $463.7 million to $525.4 million

•	Check-related revenue decreased 20.1% to $3.6 million

•	ACH transactions processed decreased 23.6% to 6.9 million transactions

Revenue. Total revenue increased 4.0% to $19,993,000 for the three months ended March 31, 2007, from $19,228,000 for the same period last year. The increase can be primarily attributed to the 11.5% growth in the bankcard processing revenue offset by the 20.1% decrease in the check services business segment as compared to the same period last year. The bankcard processing growth has occurred organically from our existing merchants and from our marketing initiatives. The decrease in check revenue is due to the Unlawful Internet Gaming Enforcement Act which significantly affected our Internet wallet merchants. We have one merchant who generated approximately 14.4% of the total bankcard processing revenue during the current quarter. The increase in revenue was primarily the result of a 13.3% increase in bankcard processing volume offset by the 23.6% decrease in ACH transactions processed as compared to the prior year quarter.

Cost of Sales. Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed. Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $12,916,000 in the second fiscal quarter of 2006 to $13,948,000 in the current quarter, an 8.0% increase. The increase was primarily attributable to the 11.5% increase in bankcard processing revenue for the current quarter.

Gross margin was 30.2% for the current quarter as compared to 32.8% for the same period last year. The decrease in gross margin was primarily attributable to several high volume merchants that contributed slightly lower margin and a 20.1% decrease in check-related revenue due to the significant reduction in our Internet wallet business, which generally has a higher gross margin than bankcard revenue.

Expense. Other operating costs such as personnel costs, telephone and depreciation expenses increased, from $1,487,000 in the second quarter of 2006 to $1,614,000 for the current fiscal quarter, an 8.5% increase. This was attributable to the 4.0% increase in total revenue and new hires to support the product development group.

Research and development expenses increased from $394,000 for the quarter ended March 31, 2006 to $542,000 in the current year quarter. Continued investment in research and development and IT initiatives is critical to our ability to maintain our competitive position and strengthen our infrastructure to support growth. Several of our major IT projects were completed in the current fiscal year. However, we anticipate making continued investments in our IT initiatives and expect research and development expenses to remain at current levels for the remainder of the 2007 fiscal year as we strive to stay competitive in our product offerings.

Selling, general and administrative expenses increased from $2,778,000 in the second fiscal quarter of 2006 to $3,549,000 for the current fiscal quarter, an increase of 27.8%. This increase was primarily attributable to 1) a $602,000 expense associated with the investigation, consumer notification and administration of an identified security intrusion; 2) a $291,000 increase in salaries and bonuses; and 3) a $97,000 increase in stock compensation expense. As a percentage of total revenue, selling, general and administrative expenses increased from 14.5% in the prior year quarter to 17.8% in the current quarter.

Index

Legal Settlements - On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us or our subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement. Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. Also included is approximately $589,000 for legal fees and expenses related to the settlement for the quarter ended March 31, 2007. We settled a patent related lawsuit during the quarter ended March 31, 2006 for $600,000 and also incurred $272,000 of related legal expenses.

Merger Related Costs - On March 26, 2007, we mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Agreement and Plan of Merger previously entered into on December 14, 2006. The Company incurred approximately $620,000 of legal, professional and other fees and expenses related to the merger for the quarter ended March 31, 2007.

Operating Loss/Income. Operating loss for the quarter ended March 31, 2007 was $3,169,000, as compared to operating income of $781,000 in the same period last year, a 505.8% decrease. The decrease was due to the factors described above.

Interest Expense and Income. Net interest income was $122,000 for the three months ended March 31, 2007 as compared to $31,000 interest income for the prior year quarter. The increase was due to the increased cash and cash equivalents balances and increase in interest rates being earned.

Effective Tax Rate. The effective tax rate for the quarter ended March 31, 2007 was a benefit of 36.8% as compared to a provision of 47.8% for the prior year quarter. The difference in the tax rate was primarily due to the Company having a loss before income taxes for the three months ended March 31, 2007 as compared to income before income taxes for the corresponding prior year period.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 11.5%, from $14,672,000 in the fiscal quarter ended March 31, 2006 to $16,355,000 for the current year quarter ended March 31, 2007. This revenue increase was mainly attributable to organic growth from our existing merchants and several new merchants with high processing volume. We have one bankcard merchant who generated approximately 14.4% of the total bankcard processing revenue and a total of 19.2% of the bankcard processing volume during the current quarter. Bankcard revenue made up 81.8% of total revenue for the current quarter as compared to 76.3% for the same period last year.

Operating income from our bankcard and transaction processing segment was $2,588,000 for the current period as compared to $2,412,000 in the same period last year, a 7.3% increase. The increase in operating income was primarily attributable to the 11.5% revenue growth and offset by an increase in personnel to support the revenue growth.

Check Related Products. Check-related revenues decreased from $4,556,000 for the prior year quarter to $3,638,000 for the current fiscal quarter, a decrease of 20.1%. This decrease was attributable to a 30.8% decrease in ACH processing revenue and a decrease of 12.3% in check verification revenue. In October 2006, the Unlawful Internet Gambling Enforcement Act was passed and signed into law. During February 2007, the Company decided to cease processing for all Internet Wallet customers. As a result, several of our merchants had a significant drop in processing activities during the quarter ended March 31, 2007. Accordingly, our ACH processing and check verification revenue were substantially lower as compared to the prior year quarter.

Check services revenue made up 18.2% of total revenues in the current quarter as compared to 23.7% in the prior year quarter. Check-related operating loss was $147,000 for the quarter ended March 31, 2007 as compared to operating income of $1,126,000 in the same period last year.

Other Corporate Expense. Other corporate expense increased from $2,757,000 for the quarter ended March 31, 2006 to $5,610,000 for the current year quarter, an increase of 103.5%. The increases were primarily attributable to the legal settlement, merger related costs and expenses related to the security intrusion.

Index

Six Months Ended March 31, 2007 and 2006

Financial highlights for the six months ended March 31, 2007, as compared to the same period last year, were as follows:

--Total revenue increased 8.9% from $36.2 million to $39.4 million

--Gross margins from processing and transaction revenue decreased from 33.5% to 31.7%

--Diluted loss per share was $0.24 as compared to diluted net earnings of $0.14 per share

--Bankcard and transaction processing revenue increased 14.7% to $31.3 million

--Bankcard processing volume increased 16.6% to $992.7 million

--Check-related revenue decreased 8.8% to $8.1 million

--ACH transactions processed decreased 17.1% to 15.6 million transactions

Revenue. Total revenue increased 8.9% to $39,372,000 for the six months ended March 31, 2007, from $36,154,000 for the same six month period last year. This revenue increase in our bankcard processing revenue was the result of organic growth from our existing merchants and new merchants generated from our sales and marketing programs. Our bankcard processing volume increased 16.6% for the six months ended March 31, 2007, as compared to the same period last year offset by a decrease in check related revenue described below.

Cost of Sales. Processing-related expenses increased from $24,058,000 for the six month period in 2006 to $26,898,000 for the same six months ended March 31, 2007, an 11.8% increase. This increase was directly attributable to the 8.9% increase in revenue. Gross margin from processing and transaction services decreased to 31.7% in the current six month period from 33.5% for the same six month period last year. The decrease in gross margin was primarily attributable to several high volume merchants who yielded lower margins, particularly one merchant who generated 12.2% of the total bankcard processing revenue during the six months ended March 31, 2007 and an 8.8% decrease in check related revenue which generally has a higher gross margin than bankcard revenue.

Expense. Other operating costs increased from $2,828,000 for the six months ended March 31, 2006 to $3,185,000 for the six months ended March 31, 2007, an increase of 12.6%. This increase was directly related to the increase in personnel costs to support the 8.9% revenue growth.

Research and development expense increased from $873,000 in the six months ended March 31, 2006 to $1,009,000 in the current six month period. We are continuing to invest in infrastructure improvement and software enhancement to remain competitive in our industry.

Selling, general and administrative expenses increased from $5,314,000 for the six months ended March 31, 2006 to $7,085,000 in the current six-month period, an increase of 33.3%. This increase was primarily attributable to 1) a $602,000 expense associated with the investigation, consumer notification and administration of an identified security intrusion; 2) an $887,000 increase in salaries and bonuses; and 3) a $229,000 increase in stock compensation expense. As a percentage of total revenue, selling, general and administrative expenses increased from 14.7% for the six months ended March 31, 2006 to 18.0% in the current six month period.

Legal Settlements - On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us or our subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement. Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. Also included is approximately $598,000 for legal fees and expenses related to the settlement for the six months ended March 31, 2007. We settled a patent related lawsuit during the six months ended March 31, 2006 for $600,000 and also incurred $639,000 of related legal expense.

Merger Related Costs - On March 26, 2007, we mutually agreed with Intuit Inc. and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Agreement and Plan of Merger previously entered into on December 14, 2006. The Company incurred approximately $906,000 of legal, professional and other fees and expenses related to the merger for the six months ended March 31, 2007.

Operating Loss/Income. Operating loss for the six months ended March 31, 2007 was $2,609,000, as compared to operating income of $1,842,000 for the same period last year. The decrease was due to the factors described above.

Index

Interest. Net interest increased from $53,000 for the six months ended March 31, 2006 to $235,000 for the current six-month period. This is attributable to the higher interest earned and a reduction in the total loan balances.

Effective Tax Rate. Effective tax rate for the six months ended March 31, 2007 was a benefit of 33.2%, as compared to a provision of 46.4% for the six months ended March 31, 2006. The difference in the tax rate was primarily due to the Company having a loss before income taxes for the six months ended March 31, 2007 as compared to income before income taxes for the corresponding prior year period.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 14.7%, from $27,252,000 for the six months ended March 31, 2006 to $31,254,000 for the current six month period. This revenue increase was mainly attributable to the 16.6% increase in bankcard processing volume as compared to the same six month period last year. The processing volume increase was due to our organic growth, particularly several high processing volume merchants. One bankcard merchant contributed 12.2% of the total revenue and 16.2% of the total bankcard processing volume during the current six month period.

Operating income from our bankcard and transaction processing segment was $4,862,000 for the current six month period as compared to $4,394,000 in the same period last year, a 10.7% increase. The increase in operating income was primarily attributable to the 14.7% revenue growth, offset by an increase in personnel to support the revenue growth.

Check-Related Products. Check-related revenues decreased from $8,902,000 for the six months ended March 31, 2006 to $8,118,000 for the current six month period, a decrease of 8.8%. This was attributable to the 15.8% revenue decrease in ACH and 10.7% decrease in check verification revenue related to our decision to cease processing Internet wallet merchants after February 10, 2007 (as previously described) offset by an 11.8% increase in check collection revenue.

Check services revenue accounted for 20.6% of our total revenue for the current six month period as compared to 24.6% in the same prior year period. Check-related operating income was $544,000 for the current six month period as compared to $2,267,000 in the same period last year, a decrease of 76.0%. The decline in operating income was primarily attributable to the 8.8% decrease in check services revenue over the same period last year.

Other Corporate Expense. Other corporate expense increased from $4,819,000 for the six months ended March 31, 2006 to $8,015,000 for the six months ended March 31, 2007, an increase of 66.3%. The increases were primarily attributable to a legal settlement, merger related costs and expenses related to the security intrusion.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 we had available cash and cash equivalents of $9,810,000, restricted cash of $1,218,000 in reserve with our primary processing bank and working capital of $10,803,000.

Accounts receivable, net of allowance for doubtful accounts, increased from $2,914,000 at September 30, 2006 to $3,455,000 at March 31, 2007. Allowance for doubtful accounts reserved mainly for chargeback losses increased to $477,000 at March 31, 2007 from $392,000 at September 30, 2006. The higher allowance was primarily related to provision for doubtful accounts related to several bankcard merchants’ chargeback receivables.

Net cash provided by operating activities for the six months ended March 31, 2007 was $118,000, as compared to net cash provided by operating activities of $3,101,000 for the six months ended March 31, 2006. This was mainly attributable to the net loss of $1,586,000 for the six months ended March 31, 2007, as compared to the net income of $1,016,000 for the six months ended March 31, 2006.

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

In the six months ended March 31, 2007, we used $386,000 mainly for the purchase of computer equipment and $1,803,000 for the acquisition and capitalization of software costs, as compared to $277,000 for the purchase of equipment and $1,746,000 for the acquisition and capitalization of software costs for the same six-month period last year. During the six months ended March 31, 2007, we paid off $145,000 of notes payable obligations. During the six months ended March 31, 2007, we had proceeds of $314,000 from stock option exercises, as compared to $318,000 of cash proceeds from stock option exercise for the same period last year.

Index

At March 31, 2007 we had the following cash commitments:

	Payment Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt including interest	$593,000	$290,000	$303,000	$-0-	$-0-

Capital lease obligations	52,000	37,000	15,000	-0-	-0-

Operating leases	764,000	525,000	239,000	-0-	-0-

Minimum vendor commitments	400,000	300,000	100,000	-0-	-0-

Total contractual cash obligations	$1,809,000	$1,152,000	$657,000	$-0-	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. As of January 31, 2007, the $3 million line of credit with Bank of the West expired. In April 2007, we renewed this credit line with substantially the same terms, except we modified one covenant due to our operating loss this quarter. We also obtained a modification for the applicable debt covenant that we were not in compliance with at March 31, 2007 and for the remainder of our fiscal year. Management believes that our cash flow from operations together with cash on hand will be sufficient to meet our working capital and other commitments.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we did not have any off-balance sheet arrangements.

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

Index

We currently have two primary bankcard processing and sponsorship relationships, one with First Regional Bank in Agoura Hills, California, and another one with National Bank of California in Los Angeles, California, entered into on April 12, 2007. Our agreement with First Regional Bank continues through July 2010 and through April 2012 with National Bank of California. We also maintain several banking relationships for ACH processing. While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us. With respect to First Regional Bank, while we believe their ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration. Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

Merchant fraud with respect to bankcard and ACH transactions could cause us to incur significant losses.

We significantly rely on the processing revenue derived from bankcard and ACH transactions. If any merchants were to submit or process unauthorized or fraudulent bankcard or ACH transactions, depending on the dollar amount, ECHO could incur significant losses which could have a material adverse effect on our business and results of operations. ECHO assumes and compensates the sponsoring banks for bearing the risk of these types of transactions.

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use. As of March 31, 2007, we maintained a dedicated chargeback reserve of $369,000 at our primary bank specifically earmarked for such activity. Additionally, through our sponsoring bank, as of March 31, 2007, we had access to approximately $ 16.9 million in merchant deposits to cover any potential chargeback losses. Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

Excessive chargeback losses could significantly affect our results of operations and liquidity.

Our agreements with our sponsoring banks require us to assume and compensate the banks for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring banks as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through March 31, 2007, this potential exposure totaled approximately $673 million. At March 31, 2007, we, through our sponsoring bank, had approximately $308,000 of unresolved chargebacks that were in the process of resolution. At March 31, 2007, we, through our sponsoring bank, had access to $16.9 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the three-month periods ended March 31, 2007 and 2006, we processed approximately $525 million and $464 million, respectively, of Visa and MasterCard transactions, which resulted in $2.9 million in gross chargeback activities for the three months ended March 31, 2007 and $2.3 million for the three months ended March 31, 2006. Substantially all of these chargebacks were recovered from the merchants.

Nevertheless, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

Index

Excessive check return activity could significantly affect our results of operations and liquidity

All check settlement funds are moved utilizing the Automated Clearing House (ACH) system of the Federal Reserve. Submission of an ACH request to withdraw funds may be refused by the receiving bank for a number of reasons, the two most common being the account did not have an adequate balance to honor the request or the account was closed. In each of these situations, we first look to the merchant account for the return of any funds deposited. In some situations, specific merchant reserves are set up in advance in order to honor all returns. In the event neither the merchant bank account nor a specific reserve is adequate to cover a return, we allow either of the processing banks to look to our reserve accounts to cover the return activity. In such cases, we then actively look to recover our advanced funds from the merchant, either from a subsequent day’s processing activity or from one-time deposits requested of the merchant. In the event such recovery is not possible, we could suffer a loss on return ACH activity which could affect our results of operations and liquidity.

The total return amount we have had to cover over the three months ended March 31, 2007, was $33,000 and we are actively seeking collection of our advanced funds from the specific merchants involved. The amounts we considered uncollectible over the past three months from historic return activity was $8,000.

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

Index

A significant amount of our bankcard processing revenue is dependent on approximately 100 merchant accounts, several of which are very large merchants. The loss of a substantial portion of these accounts would adversely affect our results of operations.

We depend on approximately 100 key merchant accounts for our organic growth and profitability. One merchant accounted for approximately 14.4% of our bankcard processing revenue during the three months ended March 31, 2007. The loss of this account or the loss of merchants from this select group could adversely affect our results of operations.

The business activities of our merchants, third party independent sales organizations and/or third party processors could affect our business, financial condition and results of operations.

We provide direct and back-end bankcard and check processing and collection services (including check verification, conversion and guarantee services) to merchants across many industries. We provide these services directly and through third party independent sales organizations and third party processors. To the extent any of these merchants, independent sales organizations or third party processors conduct activities which are deemed illegal, whether as a result of the interpretation or re-interpretation of existing law by federal, state or other authorities, or as a result of newly introduced legislation, and/or to the extent these merchants, independent sales organizations or third party processors otherwise become involved in activities that incur civil liability from third parties, (including from federal, state or other authorities), those legal authorities and/or those third parties could attempt to pursue claims against us, including, without limitation, for aiding the activities of those merchants. Those legal authorities and/or those third parties could also pursue claims against us based on their interpretation or re-interpretation of existing law, based on their interpretation or re-interpretation of newly introduced legislation, and/or based on alternative causes of action that we can not predict. While we believe that the services we provide are not illegal, and while we believe that our services do not directly or indirectly aid in the activities of our merchants, independent sales organizations or third party processors, and while we have no intent to assist any such activities, of our merchants, independent sales organizations or third party processors (other than to provide general processing and collection services, or check verification, conversion and guarantee services in the case of check services, consistent with past practice), any claims by legal authorities or third parties would require us to expend financial and management resources to address and defend such claims. Additionally, the aggregate resolution of any such claims could require us to disgorge revenues or profits, pay damages or make other payments. The occurrence of any of the foregoing would have an adverse impact on our business, financial condition and results of operations.

As we have previously disclosed, several of our former merchants provided consumers access to “Internet Wallets,” which subsequently permitted consumers to use funds in those “Internet Wallets” to, among other transactions, participate in gaming activities over the Internet. In October 2006, the Unlawful Internet Gaming Enforcement Act was passed and signed into law. As a result of the passed legislation, several of our Internet Wallet merchants, all of which used our check services, had a significant drop in processing activities during the quarter ended December 31, 2006 as we wound down the services we provided to them. During February 2007, we decided to cease processing and collection services for all Internet Wallet customers. Our “Internet Wallet” merchants collectively comprised approximately 7.1% of our check revenue for the quarter ended March 31, 2007. On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us and our subsidiaries for activities related to our provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement. Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented our management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. We agreed to maintain a permanent restriction upon providing automated clearing house services to any business entity providing Internet gambling services to customers in the United States, so long as the processing services and gambling services are illegal under the laws of the United States. Additionally, we agreed to, among other matters, cooperate fully and actively with the US Attorney’s Office, the Federal Bureau of Investigation, and with any other agency of the government designated by the US Attorney’s Office, and to not commit any violations of law. Our cooperation obligations will continue until the later of one year from the date of the signing of the Non-Prosecution Agreement or the date upon which all prosecutions arising out of the conduct described in the Non-Prosecution Agreement are final.

Actions by federal, state or other authorities, or private third parties, could attempt to seize or otherwise attempt to take action against the reserve and settlement accounts we hold pursuant to our agreements with our merchants (to protect against returns and other losses we may incur), the loss of which could adversely affect our financial condition and results of operation.

We hold reserve and settlement accounts on behalf of our check merchants to protect us against returns and other losses we may incur as a result of the merchant’s activities. To the extent any of these merchants conduct activities which are deemed illegal, whether as a result of the interpretation or re-interpretation of existing law by federal, state or other authorities, or as a result of newly introduced legislation, and/or to the extent these merchants otherwise become involved in activities that incur civil liability from third parties (including from federal, state or other authorities), those federal, state or other authorities, and/or those private third parties, could attempt to seize or otherwise attempt to take action against the reserve and settlement accounts we hold pursuant to our agreements with those merchants. The loss or decrease of any of these reserve or settlement accounts could cause us to become directly responsible for returns and other losses, which could adversely affect our financial condition and results of operation.

Index

New or amended legislation and/or regulations could significantly affect our business operations and the business operations of our merchants.

We provide direct and back-end bankcard and check processing and collection services (including check verification, conversion and guarantee services) to merchants across many industries. We provide these services directly and through third party independent sales organizations and third party processors. To the extent any of these industries, or our services within these industries, become subject to new legislation or regulations, or existing law or regulations are amended in a manner that affects our provision of services within these industries, this could significantly affect our business operations and the business operations of those merchants.

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

The check guarantee business is essentially a risk management business. Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity. While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee. ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate. During the quarter ended March 31, 2007, we incurred $84,000 in losses from uncollected guaranteed checks.

Security breaches could impact our continued operations, our results of operations and liquidity.

We process confidential financial information and maintain several levels of security to protect this data. Security includes hand and card-based identification systems at our data center locations that restrict access to the specific facilities, various employee monitoring and access restriction policies, and various firewall and network management methodologies that restrict unauthorized access through the Internet. With the exception of one incident in December 2006, these systems have worked effectively in the past. The Company continues to strengthen its security processes and systems but there can be no assurance that they will continue to operate without a security breach in the future. Depending upon the nature of the breach, the consequences of security breaches could be significant and dramatic to ECHO’s continued operations, results of operations and liquidity.

Index

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses increased from $394,000 in the second quarter of fiscal 2006 to $542,000 for the quarter ended March 31, 2007. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive. Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects. Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

Index

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. Over the course of the quarter ended March 31, 2007, the market price of our common stock has been as high as $18.73, and as low as $11.14. Additionally, over the course of the year ended September 30, 2006, the market price of our common stock was as high as $18.19 and as low as $9.00. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

Item 4. Controls and Procedures

As a result of our review process in preparation of our Form 10Q for the quarter ended December 31, 2006, we identified two deficiencies associated with our stock option grant accounting and employee bonus accruals. The amounts associated with each exceeded an amount considered to be material by management, and we therefore deemed those deficiencies to be a material weakness. Because we do not anticipate amending previously issued stock option grants in the future and currently accrue future bonuses as they are approved, we have remediated this material weakness.

As of March 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation (except as described below), our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting. However, we did take steps to enhance our security measures, including the implementation of enhanced systems and procedures to prevent and detect unauthorized access.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 27, 2007, the Company into a Non-Prosecution Agreement, pursuant to which the Office of the United States Attorney for the Southern District of New York (the “US Attorney’s Office”) will not pursue actions against the Company and its subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.

Pursuant to the terms of the Non-Prosecution Agreement, the Registrant agreed to disgorge estimated profits to the United States in the amount of $2,300,000 upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of the Company’s profits from processing and collection services provided to e-wallets since 2001. The Company agreed to maintain a permanent restriction upon providing automated clearing house services to any business entity providing internet gambling services to customers in the United States, so long as the processing services and gambling services are illegal under the laws of the United States.

Additionally, the Company agreed to, among other matters, cooperate fully and actively with the US Attorney’s Office, the Federal Bureau of Investigation, and with any other agency of the government designated by the US Attorney’s Office, and to not commit any violations of law. The Company’s cooperation obligations will continue until the later of one year from the date of the signing of the Non-Prosecution Agreement or the date upon which all prosecutions arising out of the conduct described in the Non-Prosecution Agreement are final.

Item 1a.	Risk Factors

For a listing of our Risk Factors, see Part I, Item 2.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company solicited proxies for a special meeting of its shareholders to be held at the Company’s offices on March 7, 2007 at 9:00 a.m. local time, for the following purposes:

1. To consider and vote on a proposal to approve the Agreement and Plan of Merger, dated as December 14, 2006, by and among Electronic Clearing House, Inc., Intuit Inc., and Elan Acquisition Corporation (a wholly-owned subsidiary of Intuit);

2. To approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the merger agreement; and

3. To transact any other business as may properly come before the special meeting or any adjournment of the special meeting.

The meeting was adjourned, however, and scheduled to reconvene at 9 a.m. Pacific time on March 27, 2007. The previously adjourned meeting was cancelled on March 26, 2007 when the Company agreed with Intuit to terminate the Agreement and Plan of Merger.

Item 5.	Other Information

In connection with the proposed merger transaction with Intuit, the Company determined to hold the special meeting of shareholders described above, and accordingly did not hold its Annual Meeting of Shareholders. As a result of the terminated transaction, the Annual Meeting of Shareholders will now be delayed by more than 30 calendar days from the date of the prior year’s annual meeting. Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, promulgated by the SEC, any shareholder of record desiring to have an appropriate proposal for action presented at this year's Annual Meeting of Shareholders, now scheduled for June 26, 2007, who wishes to have it set forth in the Proxy Statement and form of Proxy for this Annual Meeting, must notify the Company and submit the proposal in writing for receipt at the Company’s executive offices as soon as practicable, and at a minimum, a reasonable time before the Company begins to print and send its proxy materials for this Annual Meeting. In order for proposals by stockholders not submitted in accordance with Rule 14a-8 to have been timely received within the meaning of Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, that proposal must have been submitted so that it is received, at a minimum, a reasonable time before the Company begins to print and send its proxy materials for this Annual Meeting.

Item 6.	Exhibits

See exhibit index.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date:	May 10, 2007	By:/s/ Alice Cheung
Alice Cheung, Treasurer and
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.01	Mutual Termination and Release Agreement dated as of March 26, 2007 by and among Electronic Clearing House, Inc., Intuit Inc., and Elan Acquisition Corporation.
10.01	Electronic Clearing House, Inc. Non-Prosecution Agreement dated March 27, 2007 with the United States Attorney for the Southern District of New York.
31.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-4(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Joel M. Barry, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.