Form 10-Q
period 2007-06-30
ELECTRONIC CLEARING HOUSE INC
filed 2007-08-09
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, there were 6,917,491 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	September 30,
	2007	2006

Current assets:
Cash and cash equivalents	$9,770,000	$11,604,000
Restricted cash	1,141,000	1,594,000
Settlement deposits and funds held in trust	4,930,000	23,282,000
Settlement receivables, less allowance of $70,000 and $16,000	336,000	1,499,000
Accounts receivable, less allowance of $618,000 and $392,000	3,577,000	2,914,000
Prepaid expenses and other assets	904,000	494,000
Deferred tax asset	454,000	506,000
Total current assets	21,112,000	41,893,000

Noncurrent assets:
Property and equipment, net	2,404,000	2,521,000
Software, net	10,644,000	10,340,000
Other assets, net	225,000	253,000
Total assets	$34,385,000	$55,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$293,000	$291,000
Accounts payable	391,000	352,000
Settlement payable and trust payable	5,266,000	24,781,000
Accrued expenses	2,850,000	2,257,000
Accrued compensation expenses	2,739,000	1,670,000
Total current liabilities	11,539,000	29,351,000

Noncurrent liabilities:
Long-term debt, net of current portion	228,000	448,000
Deferred tax liability	1,092,000	2,922,000
Total liabilities	12,859,000	32,721,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding at June 30, 2007 and September 30, 2006	-0-	-0-
Common stock, $.01 par value, 36,000,000 shares authorized; 6,937,660 and 6,839,333 shares issued; 6,899,391 and 6,801,064 shares outstanding, respectively	69,000	68,000
Additional paid-in capital	28,857,000	27,350,000
Accumulated deficit	(6,934,000)	(4,666,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Total stockholders' equity	21,526,000	22,286,000
Total liabilities and stockholders' equity	$34,385,000	$55,007,000

See accompanying notes to consolidated financial statements

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

REVENUES:	$19,029,000	$19,869,000	$58,401,000	$56,023,000

COSTS AND EXPENSES:
Processing and transaction expense	13,803,000	13,299,000	40,701,000	37,357,000
Other operating costs	1,646,000	1,438,000	4,831,000	4,266,000
Research and development expense	605,000	316,000	1,614,000	1,189,000
Selling, general and administrative expenses	3,192,000	3,009,000	10,277,000	8,323,000
Legal settlements and fees	238,000	22,000	3,136,000	1,261,000
Merger related costs	28,000	-0-	934,000	-0-
Severance costs	1,185,000	-0-	1,185,000	-0-
	20,697,000	18,084,000	62,678,000	52,396,000

(Loss) income from operations	(1,668,000)	1,785,000	(4,277,000)	3,627,000

Interest income	105,000	73,000	370,000	173,000
Interest expense	(13,000)	(21,000)	(43,000)	(68,000)

(Loss) income before income tax benefits/provision	(1,576,000)	1,837,000	(3,950,000)	3,732,000
Benefit (provision) for income taxes	894,000	(827,000)	1,682,000	(1,706,000)

Net (loss) income	$(682,000)	$1,010,000	$(2,268,000)	$2,026,000

Basic net (loss) earnings per share	$(0.10)	$0.15	$(0.34)	$0.31
Diluted net (loss) earnings per share	$(0.10)	$0.14	$(0.34)	$0.29

Weighted average shares outstanding
Basic	6,760,456	6,630,055	6,732,704	6,596,737
Diluted	6,760,456	7,156,204	6,732,704	7,016,342

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,268,000)	$2,026,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	716,000	581,000
Amortization of software and other intangible assets	2,543,000	1,939,000
Loss on disposal of fixed assets and capitalized software	160,000	-0-
Provisions for losses on accounts and notes receivable	288,000	443,000
Provision for deferred income taxes	(1,778,000)	1,367,000
Stock-based compensation	905,000	698,000
Restricted stock issued to director	13,000	38,000
Excess tax benefit from stock-based compensation	(147,000)	(236,000)
Changes in assets and liabilities:
Restricted cash	453,000	(317,000)
Settlement deposits and funds held in trust	18,352,000	(513,000)
Accounts receivable	(897,000)	(1,158,000)
Settlement receivable	1,109,000	(498,000)
Accounts payable	39,000	358,000
Settlement payable and trust payable	(19,515,000)	1,288,000
Accrued expenses	740,000	655,000
Accrued compensation expenses	1,039,000	247,000
Prepaid expenses	(410,000)	(141,000)

Net cash provided by operating activities	1,342,000	6,777,000

Cash flows from investing activities:
Other assets	-0-	3,000
Purchase of equipment	(614,000)	(662,000)
Purchased and capitalized software	(2,964,000)	(3,011,000)

Net cash used in investing activities	(3,578,000)	(3,670,000)

Cash flows from financing activities:
Repayment of notes payable	(218,000)	(209,000)
Repayment of capitalized leases	-0-	(98,000)
Proceeds from exercise of stock options	473,000	482,000
Excess tax benefit from stock-based compensation	147,000	236,000

Net cash provided by financing activities	402,000	411,000

Net (decrease) increase in cash and cash equivalents	(1,834,000)	3,518,000
Cash and cash equivalents at beginning of period	11,604,000	6,732,000

Cash and cash equivalents at end of period	$9,770,000	$10,250,000

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of June 30, 2007 and for the three-month and nine-month periods ended June 30, 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2007.

Reclassifications:

Certain amounts in the June 30, 2006 consolidated financial statements have been reclassified to conform to the current year presentation.  The Company previously included the amount of the Trust Collection bank account in Restricted Cash. That cash account has been reclassified to Settlement Deposits and the Statement of Cash Flows was adjusted accordingly for the affected periods.  Also, the Company reclassified a small portion of Settlements Receivable relating to an accrual resulting in a corresponding reduction in Settlement Payable.  The Statement of Cash Flows was adjusted accordingly for the affected periods.  The Company also broke out Accrued Compensation Expenses from Accrued Expenses, and the Statement of Cash Flows has been adjusted accordingly. The Company further reclassified amounts related to the excess tax benefit from stock-based compensation and has reflected the change in the Statement of Cash Flows for the affected periods. Lastly, the company broke out the 2006 patent settlement from selling, general and administrative expenses in the statement of operations.

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

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48).  This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities.  Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances.  The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits.  The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.  Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions.  The requirement of FIN 48 will be effective for our fiscal year beginning October 1, 2007.  Management is currently evaluating the potential impact of FIN 48 on the Company’s consolidated financial statements.

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

NOTE 2 – Stock-Based Compensation:

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

Stock Options:

At June 30, 2007, the Company had one stock option plan. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years.  Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award.  The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates.  The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date.  During December 2006, the Company amended certain stock option grant agreements with some of its employees who were previously granted in-the-money options in error.  The primary purpose of the amendments was to increase the option exercise price equal to the fair market value on the measurement dates.  All options outstanding at June 30, 2007 were granted at 100% of the fair market value of the stock at the date of grant and have five-year vesting terms.

A summary of the status of the Company’s stock option plan as of June 30, 2007 and of changes in options outstanding under the plan during the nine months ended June 30, 2007 is as follows:

Index

NOTE 2: (Continued)

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at
September 30, 2006	972,275	$5.61

Options granted	-0-

Options exercised	(86,350)	$5.48

Options forfeited or expired	(13,400)	$8.88

Options outstanding at
June 30, 2007	872,525	$5.67	5.8	$7,278,000

Options vested and exercisable
at June 30, 2007	567,725	$5.11	5.1	$5,055,000

Non-vested share activity under our Stock Option Plan for the nine-month period ended June 30, 2007 is summarized as follows:

	Non-vested Number Of Shares	Weighted Average Grant-Date Fair Value

Non-vested balance at October 1, 2006	490,600	$4.47
Vested	(178,400)	$3.81
Forfeited	(7,400)	$5.50
Non-vested balance at June 30, 2007	304,800	$4.70

As of June 30, 2007, there was $1,433,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

Cash received from stock option exercises for the nine-month periods ended June 30, 2007 and 2006 was $473,000 and $482,000, respectively.  The income tax benefits from stock option exercises totaled $147,000 and $236,000 for the nine-month periods ended June 30, 2007 and 2006, respectively.

Restricted Stock:

Restricted Stock is granted under the 2003 Option Plan.  Compensation expense related to restricted stock issued is recognized ratably over the service vesting period.  Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates.  As of June 30, 2007, there was $1,189,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years.

A summary of the status of the Company’s restricted stock awards as of June 30, 2007, and of changes in restricted stock outstanding under the plan during the nine months ended June 30, 2007 is as follows:

Index

NOTE 2: (Continued)

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards outstanding at September 30, 2006	133,088	$11.16

Shares issued	12,500	$12.55

Shares forfeited	(1,600)	$10.25

Restricted stock awards outstanding at June 30, 2007	143,988	$11.29

In May 2006, the Company entered into an agreement with certain of its employees and executives to potentially grant 80,000 shares of restricted stock and 10,000 shares payable in cash.  The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008 or upon a change in control.  Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any.  As required by SFAS 123(R), 80,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 10,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market).  In June 2007, the cumulative EBITDA targets were reduced and this was treated as a modification of an award under SFAS No. 123(R). In conjunction with this award, the Company recognized a benefit of $98,000 and compensation expense of $74,000 for the three and nine months ended June 30, 2007.  The Company recognized $42,000 of compensation expense for the three and nine months ended June 30, 2006.

In June 2007, the Company entered into an agreement with certain of its employees and executives to potentially grant 100,000 shares of restricted stock and 21,000 shares payable in cash.  The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2007, 2008 and 2009 or upon a change in control.  Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any.  As required by SFAS 123(R), 100,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 21,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market).  In conjunction with this award, the Company recognized $90,000 of compensation expense for the three and nine months ended June 30, 2007.

NOTE 3 – Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share."

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net (loss) income	$(682,000)	$1,010,000	$(2,268,000)	$2,026,000

Denominator:
Weighted average shares outstanding for basic (loss) earnings per share	6,760,456	6,630,055	6,732,704	6,596,737
Effect of dilutive stock options	-0-	526,149	-0-	419,605
Adjusted weighted average shares outstanding for diluted (loss) earnings per share	6,760,456	7,156,204	6,732,704	7,016,342

Basic net (loss) earnings per share	$(0.10)	$0.15	$(0.34)	$0.31
Diluted net (loss) earnings per share	$(0.10)	$0.14	$(0.34)	$0.29

Index

NOTE 3: (Continued)

Due to the net loss for the three and nine month periods ended June 30, 2007,  the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 1.0 million shares were excluded from the calculations.  For the three and nine month periods ended June 30, 2006, approximately 4,000 shares of common stock equivalents were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

NOTE 4 – Supplemental Cash Flow Information:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash paid for:
Interest	$13,000	$21,000	$43,000	$68,000
Income Taxes	$8,000	$39,000	$306,000	$42,000

Significant non-cash transactions for the nine months ended June 30, 2007 were as follows:

•	Restricted stock valued at $157,000 was issued to certain executives and employees.

Significant non-cash transaction for the nine months ended June 30, 2006 was as follows:

•	Restricted stock valued at $745,000 was issued to certain executives and employees.
•	Capital equipment of $2,000 was acquired under a capital lease.

NOTE 5 – Segment Information:

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Bankcard and transaction processing	$15,843,000	$15,118,000	$47,097,000	$42,370,000
Check-related products	3,186,000	4,751,000	11,304,000	13,653,000
	$19,029,000	$19,869,000	$58,401,000	$56,023,000

Operating (loss) income:
Bankcard and transaction processing	$2,212,000	$2,762,000	$7,074,000	$7,156,000
Check-related products	(770,000)	1,418,000	(226,000)	3,685,000
Other – Corporate Expenses	(3,110,000)	(2,395,000)	(11,125,000)	(7,214,000)
	$(1,668,000)	$1,785,000	$(4,277,000)	$3,627,000

	June 30,	September 30,
	2007	2006
Total assets:
Bankcard and transaction processing	$13,051,000	$12,707,000
Check-related products	12,564,000	31,412,000
Other	8,770,000	10,888,000
	$34,385,000	$55,007,000

Index

NOTE 6 – Commitments, Contingent Liabilities, and Guarantees:

The Company currently relies on cooperative relationships with, and sponsorship by, two banks in order to process its Visa, MasterCard and other bankcard transactions.  The agreement between the banks and the Company requires the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring banks to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, will generally initiate a dispute within four months after the date a transaction is processed or the delivery of the product or service, resulting in a chargeback to the Company’s sponsoring banks as the merchant processor.  Therefore, management believes that a reasonable estimate of the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution. For the last four months through June 30, 2007, this potential exposure totaled approximately $678 million. At June 30, 2007, the Company, through its sponsoring bank, had approximately $148,000 of unresolved chargebacks that were in the process of resolution.  At June 30, 2007, the Company, through its sponsoring bank, had access to $20.6 million in merchant deposits to cover any potential chargeback losses.

For the three-month periods ended June 30, 2007 and 2006, the Company processed approximately $496 million and $472 million, respectively, of Visa and MasterCard transactions, which resulted in $3.0 million in gross chargeback activities for the three months ended June 30, 2007 and $2.6 million for the three months ended June 30, 2006. Substantially all of these chargebacks were recovered from the merchants.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data.  As of June 30, 2007 and 2006, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $489,000 and $439,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month period ended June 30, 2007 and 2006, the Company expensed $121,000 and $91,000, respectively.

With regard to the Company’s check processing activation, all funds are moved using the Automated Clearing House (ACH) system of the Federal Reserve.  Submission of an ACH request to withdraw funds may be refused by the receiving bank for a number of reasons, the two most common being the account did not have an adequate balance to honor the request or the account was closed.  In each of these situations, the Company first looks to the merchant account for the return of any funds advanced.  In some situations, specific merchant reserves are set up in advance in order to honor all returns for that specific merchant.  In the event neither the merchant bank account nor a specific reserve is adequate to cover a return, the Company allows either of its processing banks to look to the Company’s own reserve accounts to cover the return activity.  In such cases, the Company then actively looks to recover its advanced funds from subsequent day’s processing activity for the merchant or from one-time deposits requested of the merchant.  In the event such recovery is not possible, the Company could suffer a loss on that ACH return activity. The amount the Company considered uncollectible over the past three months was $29,000.

Index

NOTE 6: (Continued)

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank.  Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of June 30, 2007, the Company estimates that its maximum potential dishonored check exposure was approximately $2,693,000.

For the quarters ended June 30, 2007 and 2006, the Company guaranteed approximately $24,156,000 and $19,463,000 of merchant checks, respectively, which resulted in $114,000 and $196,000 of dishonored checks presented to the Company for payments, respectively.  The Company has the right to collect the full amount of the check from the checkwriter.  The Company establishes a reserve for this activity based on historical and projected loss experience.  For the quarters ended June 30, 2007 and 2006, the check guarantee loss was $64,000 and $160,000, respectively. The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 7 – Litigation:

On March 27, 2007, the Company entered into a Non-Prosecution Agreement, pursuant to which the Office of the United States Attorney for the Southern District of New York (the “U.S. Attorney’s Office”) agreed not to pursue actions against the Company and its subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement. Pursuant to the terms of the Non-Prosecution Agreement, the Company agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of the Company’s profits from processing and collection services provided to Internet wallets since 2001.

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

NOTE 8 – Effective Tax Rate:

The effective tax rate for the quarter and nine months ended June 30, 2007 was a benefit of 56.7% and 42.6% as compared to a provision of 45.0% and 45.7%, respectively, for the corresponding prior year periods. The difference in the tax rate was primarily due to the Company having a loss before income taxes for the three and nine months ended June 30, 2007 as compared to income before taxes for the corresponding prior year periods.  The Company also, based upon a study conducted during the three months ended June 30, 2007, recorded certain research and development tax credits for fiscal years ended September 30, 2003 and 2006 and for the nine months ended June 30, 2007 in the third quarter of 2007.  These tax credits resulted in an income tax benefit of $576,000.

NOTE 9 – Merger Transaction:

On December 14, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which ECHO would have become a wholly owned subsidiary of Intuit (the merger).  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit would have acquired all of the outstanding shares of the Company’s common stock and all outstanding equity awards (which would have vested in connection with the transactions) for a cash amount of $18.75 per share (less the applicable exercise price in the case of ECHO options), for a total purchase price of approximately $142 million on a fully diluted basis.  The transaction was subject to regulatory review, the Company’s shareholder approval and other customary closing conditions.  On March 26, 2007, the Company mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Merger Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement.  In connection with the termination, the Company, Intuit and Elan agreed to release each other from all claims arising under or related to the terminated merger agreement. The Company also cancelled its previously adjourned special stockholders’ meeting relating to the proposed acquisition, which was scheduled to reconvene on March 27, 2007.  As of result of the termination of the merger agreement, the Company recorded approximately $28,000 and $934,000, respectively, for the three and nine-month periods ended June 30, 2007 of costs related to the merger.

Index

NOTE 10 – Severance Costs

The Company accrued $1.2 million as a result of its negotiation of a retirement and separation arrangement for former Chairman and Chief Executive Officer Joel M. (“Jody”) Barry.  During and since the three months ended June 30, 2007, the Company has been negotiating a retirement and separation package for Mr. Barry.  Given the status of the negotiations, management determined that it was appropriate to reserve for the aggregate costs being negotiated as of June 30, 2007. Such costs will include cash compensation, accelerated vesting of certain equity-based awards and other non-monetary benefits. Former President and Chief Operating Officer, Charles J. (“Chuck”) Harris succeeded Mr. Barry in the position of Chief Executive Officer effective July 2, 2007.

NOTE 11 – Subsequent Events

Subsequent to year-end, the Company entered into a lease line agreement for $932,000.  This line is payable over four years with an interest rate of 7.25%.  The lease line contains debt covenants consistent with the other debt of the Company.

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

OVERVIEW

Electronic Clearing House, Inc. is an electronic payment processor that provides for the payment processing needs of both online and retail merchants.  ECHO or through sales channels that include technology partners, banks, collection agencies and other trusted resellers, derives the majority of its revenue from two main business segments: 1) bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants and banks to allow them to accept credit and debit card payments from consumers; and 2) check-related products (“check services”), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers.  The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing, and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or  delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System’s Automated Clearing House (“ACH”) network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for a merchant or bank).  We operate our services under the following brands:

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

•	XPRESSCHEX, Inc. for check collection services; and
•	ECHO, for wholesale credit card and check processing services to the bank, technology partner, reseller channels.

We discuss our services in greater detail below.  Overall, our ability to program and oversee the management of a merchant’s point-of-sale (POS) system, provide credit card and debit card processing, provide multiple services for the processing of checks, provide both electronic and traditional collection services, and integrate all of these services into an Internet-based reporting capability allows us to provide for the majority of the payment processing needs of our customers.

We were incorporated in Nevada in December 1981.  Our executive offices are located at 730 Paseo Camarillo, Camarillo, California 93010, and our telephone number is (805) 419-8700.  Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “ECHO.”  Information on our website, www.echo-inc.com, does not constitute part of this quarterly report.

Bankcard and transaction processing services provide for the majority of our revenues. We typically receive a percentage-based fee on the dollar amount processed and a transaction fee on the number of transactions processed. For the quarter ended June 30, 2007, the bankcard and transaction processing business segment accounted for approximately 83.3% of the Company’s total revenue.

We purchased a fully integrated, multi-modular bankcard processing system which, once fully implemented, should provide us with greater flexibility to price our credit card processing services and allow us to offer our services to other third parties.  The clearing portion of this system was deployed in the last quarter of 2006 and was completely implemented in the second fiscal quarter of 2007.

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

On December 14, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which we would have become a wholly owned subsidiary of Intuit (the Intuit merger).  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit would have acquired all of the outstanding shares of our common stock and all outstanding equity awards (which would have vested in connection with the transactions) for a cash amount of $18.75 per share, for a total purchase price of approximately $142 million on a fully diluted basis.  The transaction was subject to regulatory review, our shareholder approval and other customary closing conditions.  On March 26, 2007, the Company mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Merger Agreement.  The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement.  In connection with the termination, the Company, Intuit and Elan agreed to release each other from all claims arising under or related to the terminated merger agreement.  The Company also cancelled its previously adjourned special stockholders’ meeting relating to the proposed acquisition, which was scheduled to reconvene on March 27, 2007.  As of result of the termination of the merger agreement, the Company recorded approximately $28,000 and $934,000, respectively, for the three and nine-month periods ended June 30, 2007 of costs related to the merger.

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

Index

Electronic Payment Services for Technology Partners Providing POS Systems
We believe there are significant opportunities in working closely with those firms that specialize in certain industries and provide a point-of-sale (POS) capability to merchants of some nature. By integrating our processing with these parties, we believe we can leverage our sales activity and have longer term relationships with merchants than are historically the case for most processors.  We also believe our full processing capability allows us to provide the POS system partner with some economic benefit from the processing volume of the users of its system.

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

This merchant payment processing service, which is marketed under the MerchantAmerica name, incorporates all of ECHO’s web-based features and functionalities and our full set of services and payment options.  We believe that our fully integrated payment and reporting system allows smaller banks to enjoy competitive equality with much bigger banks without making significant investments in technology.  We, in turn, benefit from the increased processing and transaction revenue. Additional benefits of the ECHO program to regional and community banks include the:

•	Ability for banks to set processing fees for each merchant;
•	Assurance that the bank controls the merchant relationship; and
•	Reduction of fraud risk.

In addition to the benefits that the bank receives from the ECHO program, the bank’s merchants also receive numerous benefits, including a retail merchant account for credit cards, debit cards and checks; an online shopping cart and check-out payment system; sales tracking and online transaction history; all returned checks being automatically referred to our collection agency; and dedicated customer service available 24 hours a day, seven days a week.

The program was launched in August 2002 and at the end of June 2007 had 40 participating banks.  ECHO estimates that there are approximately 8,000 community banks in the United States. Based on third-party research, we estimate that approximately 57% of these banks offer payment solutions for their merchants. We believe these banks will be very responsive to the ECHO value proposition when a comparison of features and costs is reviewed.

Promote to Associations and Guilds
There are over 8,000 associations and guilds in the United States and many of the 4.1 million merchants belong to one of these organizations.  We believe our combination of services and our controlled cost structure will allow us to attract many of these organizations to actively refer their members to us for meeting their payment processing needs.

Promote Visa POS Check Service Program
Given ECHO’s role as a “first adopter” in the early stages of the Visa Program and our subsequent investment of significant resources and management focus with respect to the Visa Program, we expect to see ongoing sales opportunities in check services as the marketing efforts of participating banks in the Visa Program become more widely implemented.

While ECHO believes that the Visa Program has the potential to generate incremental revenue for us in the future, the market potential of this service is still unproven and its success is largely dependent on the continuing marketing support of ECHO, Visa and Visa’s member banks.

Index

SALES AND MARKETING

ECHO offers its payment services through several sales channels.

•
Primary Sales Channels– Direct sales personnel are dedicated to various industries and/or services. We employ approximately 20 people who serve in either field or office positions that are dedicated to sales.

•
Secondary Sales Channels– All or a portion of our services are sold through banks who sign up with our MerchantAmerica Agent Bank program, through banks who are selling the Visa POS Check Program, through authorized resellers, technology partners, independent sales organizations (ISOs) and through one of our 236 NCN Collection Agency Members. These channels offer lower margins to us due to the added participation in the overall revenue such channels require. Currently, ECHO has approximately 300 authorized resellers registered to sell ECHO’s check products.

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

Of the top 50 credit card acquirers in the nation, approximately 40 of them are independent sales organizations or banks that may manage the front-end authorization service but they outsource the back-end clearing and settlement services from a full service processor.  There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, Heartland Payments, Alliance Data Systems, Nova and RBS Lynx.  We believe we hold the distinction of being the smallest public company who, with the installation of the Oasis Clearing module in 2006, will serve as a full service processor in credit cards.  All of our competitors have greater financial and marketing resources than us.  As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements.  Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

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

Index

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Financial highlights for the third quarter of fiscal 2007 as compared to the same period last year were as follows:

•	Total revenue decreased 4.2% to $19.0 million

•	Gross margins from processing and transaction revenue was 27.5% for the current quarter as compared to 33.1% for the prior year

•	Operating income decreased 193.4% from $1,785,000 to an operating loss of $1,668,000

•	Diluted loss per share was $0.10 as compared to diluted net earnings of $0.14 per share

•	Bankcard and transaction processing revenue increased 4.8% to $15.8 million

•	Bankcard processing volume increased 5.1% from $472.1 million to $496.0 million

•	Check-related revenue decreased 32.9% to $3.2 million

•	ACH transactions processed decreased 33.7% to 6.2 million transactions

Revenue.  Total revenue decreased 4.2% to $19,029,000 for the three months ended June 30, 2007, from $19,869,000 for the same period last year. The decrease can be primarily attributed to the 4.8% growth in the bankcard processing revenue offset by the 32.9% decrease in the check services business segment as compared to the same period last year. The bankcard processing growth has occurred organically from our existing merchants and from our marketing initiatives. The decrease in check revenue primarily reflects the wind-down of the Company’s Internet wallet business and the discontinuation of services to several merchant categories that management determined were carrying unacceptable levels of business or financial risk.  We have one merchant who generated approximately 12.1% of the total bankcard processing revenue during the current quarter. The increase in revenue was primarily the result of a 5.1% increase in bankcard processing volume offset by the 33.7% decrease in ACH transactions processed as compared to the prior year quarter.

Cost of Sales.  Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed.  Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $13,299,000 in the third fiscal quarter of 2006 to $13,803,000 in the current quarter, a 3.8% increase. The increase was primarily attributable to the 4.8% increase in bankcard processing revenue for the current quarter.

Gross margin was 27.5% for the current quarter as compared to 33.1% for the same period last year. The decrease in gross margin was primarily attributable to several high volume merchants that contributed slightly lower margin and a 32.9% decrease in check-related revenue due to the termination of our Internet wallet business, which generally has a higher gross margin than bankcard revenue.

Expense. Total operating expenses increased 14.4% to $20.7 million for the third quarter of fiscal 2007 as compared with $18.1 million for the third quarter of fiscal 2006.  Included in total operating expenses are approximately $1.4 million of one-time expenses for the third quarter ended June 30, 2007, such as severance costs for the Company’s former CEO and legal settlement expense related to the resolution of a government non-prosecution agreement entered into in connection with our Internet wallet business.

Other operating costs such as personnel costs, telephone and depreciation expenses increased, from $1,438,000 in the third quarter of 2006 to $1,646,000 for the current fiscal quarter, a 14.5% increase. This increase was attributable to the increase in personnel costs to support the product development group.

Research and development expenses increased from $316,000 for the quarter ended June 30, 2006 to $605,000 in the current year quarter.  Continued investment in research and development and IT initiatives is critical to our ability to maintain our competitive position and strengthen our infrastructure to support growth.  Several of our major IT projects were completed in the first and second quarter of the current fiscal year. However, we anticipate making continued investments in our IT initiatives and expect research and development expenses to remain at current levels for the remainder of the 2007 fiscal year as we strive to stay competitive in our product offerings.

Index

Selling, general and administrative expenses increased from $3,009,000 in the third fiscal quarter of 2006 to $3,192,000 for the current fiscal quarter, an increase of 6.1%. This increase was primarily attributable to $143,000 in write-offs of previously capitalized projects. As a percentage of total revenue, selling, general and administrative expenses increased from 15.1% in the prior year quarter to 16.8% in the current quarter.

Legal Settlements and Fees - On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us or our subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.  Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. Also included is approximately $238,000 for legal fees and expenses related to the settlement for the quarter ended June 30, 2007. We settled a patent related lawsuit during the quarter ended March 31, 2006 and also incurred $22,000 of related legal expenses in the quarter ended June 30, 2006.

Merger Related Costs - On March 26, 2007, we mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Agreement and Plan of Merger previously entered into on December 14, 2006.  The Company incurred approximately $28,000 of legal, professional and other fees and expenses related to the failed merger for the quarter ended June 30, 2007.

Severance Costs – The Company accrued $1,185,000 as a result of its negotiation of a retirement and separation arrangement for former Chairman and Chief Executive Officer Joel M. Barry.  During and since the three months ended June 30, 2007, we have been negotiating a retirement and separation package for Mr. Barry.  Given the status of the negotiations, management determined that it was appropriate to reserve for the aggregate costs being negotiated as of June 30, 2007.  Such costs will include cash compensation, accelerated vesting of certain equity-based awards and other non-monetary benefits.

Operating Loss/Income.  Operating loss for the quarter ended June 30, 2007 was $1,668,000, as compared to operating income of $1,785,000 in the same period last year, a 193.4% decrease. The decrease was due to the factors described above.

Interest Expense and Income.   Net interest income was $92,000 for the three months ended June 30, 2007 as compared to $52,000 interest income for the prior year quarter. The increase was due to the increased cash and cash equivalents balances and increase in interest rates being earned.

Effective Tax Rate.  The effective tax rate for the quarter ended June 30, 2007 was a benefit of 56.7% as compared to a provision of 45.0% for the corresponding prior year period. The difference in the tax rate was primarily due to the Company having a loss before income taxes for the three months ended June 30, 2007 as compared to income before taxes for the corresponding prior year period.  The Company also, based upon a study conducted during the three months ended June 30, 2007, recorded certain research and development tax credits for fiscal years ended September 30, 2003 and 2006 and for the nine months ended June 30, 2007 in the third quarter of 2007.  These tax credits resulted in an income tax benefit of $576,000.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 4.8%, from $15,118,000 in the fiscal quarter ended June 30, 2006 to $15,843,000 for the current year quarter ended June 30, 2007. This revenue increase was mainly attributable to organic growth from our existing merchants and several new merchants with high processing volume. We have one bankcard merchant who generated approximately 12.1% of the total bankcard processing revenue and a total of 16.3% of the bankcard processing volume during the current quarter. Bankcard revenue made up 83.3% of total revenue for the current quarter as compared to 76.1% for the same period last year.

Operating income from our bankcard and transaction processing segment was $2,212,000 for the current period as compared to $2,762,000 in the same period last year, a 19.9% decrease.  The decrease in operating income was primarily attributable to the     4.8% revenue growth and offset by an increase in personnel to support the revenue growth and an increase of $281,000 in software amortization.                              .

Index

Check Related Products. Check-related revenues decreased from $4,751,000 for the prior year quarter to $3,186,000 for the current fiscal quarter, a decrease of 32.9%. This decrease was primarily attributable to a 51.5% decrease in ACH processing revenue. In October 2006, the Unlawful Internet Gambling Enforcement Act was passed and signed into law.  During February 2007, the Company decided to cease processing for all Internet Wallet customers. As a result, our processing activities had a significant drop during the quarter ended March 31, 2007 which continued into the current quarter.  Additionally, the discontinuation of services to several merchant categories that management determined were carrying unacceptable levels of business or financial risk contributed to a decrease in check revenue during the current quarter.  Accordingly, our ACH processing and check verification revenue were substantially lower as compared to the prior year quarter.

Check services revenue made up 16.7% of total revenues in the current quarter as compared to 23.9% in the prior year quarter. Check-related operating loss was $770,000 for the quarter ended June 30, 2007 as compared to operating income of $1,418,000 in the same period last year based on the factors described above.

Other Corporate Expense.  Other corporate expense increased from $2,395,000 for the quarter ended June 30, 2006 to $3,110,000 for the current year quarter, an increase of 29.9%. The increases were primarily attributable to the legal settlement fees, merger related costs and expenses related to the severance accrual for the Company’s former CEO.

Nine Months Ended June 30, 2007 and 2006

Financial highlights for the nine months ended June 30, 2007, as compared to the same period last year, were as follows:

--Total revenue increased 4.2% from $56.0 million to $58.4 million

--Gross margins from processing and transaction revenue decreased from 33.3% to 30.3%

--Diluted loss per share was $ 0.34  as compared to diluted net earnings of $0.29 per share

--Bankcard and transaction processing revenue increased 11.2% to $47.1 million

--Bankcard processing volume increased 12.5% to $1.5 billion

--Check-related revenue decreased 17.2% to $11.3 million

--ACH transactions processed decreased 22.6% to 21.8 million transactions

Revenue.  Total revenue increased 4.2% to $58,401,000 for the nine months ended June 30, 2007, from $56,023,000 for the same nine-month period last year. The 11.2% increase in our bankcard processing revenue was the result of organic growth from our existing merchants and new merchants generated from our sales and marketing programs. Our bankcard processing volume increased 12.5% for the nine months ended June 30, 2007, as compared to the same period last year offset by a decrease in check related revenue described below.

Cost of Sales. Processing-related expenses increased from $37,357,000 for the nine-month period in 2006 to $40,701,000 for the same nine months ended June 30, 2007, a 9.0% increase. This increase was directly attributable to the 4.2% increase in revenue.  Gross margin from processing and transaction services decreased to 30.3% in the current nine-month period from 33.3% for the same nine-month period last year. The decrease in gross margin was primarily attributable to several high volume merchants who yielded lower margins, particularly one merchant who generated 12.2% of the total bankcard processing revenue during the nine months ended June 30, 2007 and a 17.2% decrease in check related revenue which generally has a higher gross margin than bankcard revenue.

Expense. Other operating costs increased from $4,266,000 for the nine months ended June 30, 2006 to $4,831,000 for the nine months ended June 30, 2007, an increase of 13.2%. This increase was directly related to the increase in personnel costs to support the 4.2% revenue growth.

Research and development expense increased from $1,189,000 in the nine months ended June 30, 2006 to $1,614,000 in the current nine-month period. We are continuing to invest in infrastructure improvement and software enhancement to remain competitive in our industry.

Index

Selling, general and administrative expenses increased from $8,323,000 for the nine months ended June 30, 2006 to $10,277,000 in the current nine-month period, an increase of 23.5%. This increase was primarily attributable to 1) a $586,000 expense associated with the investigation, consumer notification and administration of an identified security intrusion; 2) a $923,000 increase in salaries and bonuses; and 3) a $201,000 increase in stock compensation expense. As a percentage of total revenue, selling, general and administrative expenses increased from 14.9% for the nine months ended June 30, 2006 to 17.6% in the current nine-month period.

Legal Settlements and Fees - On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us or our subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.  Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. Also included is approximately $836,000 for legal fees and expenses related to the settlement for the nine months ended June 30, 2007. We settled a patent related lawsuit during the nine months ended June 30, 2006 for $600,000 and also incurred $661,000 of related legal expense.

Merger Related Costs - On March 26, 2007, we mutually agreed with Intuit Inc. and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Agreement and Plan of Merger previously entered into on December 14, 2006.  The Company incurred approximately $934,000 of legal, professional and other fees and expenses related to the merger for the nine months ended June 30, 2007.

Severance Costs – The Company accrued $1,185,000 as a result of its negotiation of a retirement and separation arrangement for former Chairman and Chief Executive Officer Joel M. Barry.  During and since the three months ended June 30, 2007, we have been negotiating a retirement and separation package for Mr. Barry.  Given the status of the negotiations, management determined that it was appropriate to reserve for the aggregate costs being negotiated as of June 30, 2007.  Such costs will include cash compensation, accelerated vesting of certain equity-based awards and other non-monetary benefits.

Operating Loss/Income.  Operating loss for the nine months ended June 30, 2007 was $4,277,000, as compared to operating income of $3,627,000 for the same period last year.  The decrease was due to the factors described above.

Interest.  Net interest increased from $105,000 for the nine months ended June 30, 2006 to $327,000 for the current nine-month period.   This is attributable to the higher interest earned and a reduction in the total loan balances.

Effective Tax Rate.  The effective tax rate for the nine months ended June 30, 2007 was a benefit of 42.6% as compared to a provision of 45.7% for the corresponding prior year period. The difference in the tax rate was primarily due to the Company having a loss before income taxes for the nine months ended June 30, 2007 as compared to income before taxes for the corresponding prior year periods.  The Company also, based upon a study conducted during the three months ended June 30, 2007, recorded certain research and development tax credits for fiscal years ended September 30, 2003 and 2006 and for the nine months ended June 30, 2007 in the third quarter of 2007.  These tax credits resulted in an income tax benefit of $576,000.

Segment Results
Bankcard and Transaction Processing. Bankcard processing and transaction revenue increased 11.2%, from $42,370,000 for the nine months ended June 30, 2006 to $47,097,000 for the current nine month period. This revenue increase was mainly attributable to the 12.5% increase in bankcard processing volume as compared to the same nine month period last year. The processing volume increase was due to our organic growth, particularly several high processing volume merchants. One bankcard merchant contributed  12.2% of the total revenue and 16.3% of the total bankcard processing volume during the current nine-month period.

Operating income from our bankcard and transaction processing segment was $7,074,000 for the current nine-month period as compared to $7,156,000 in the same period last year, a 1.1% decrease.  The decrease in operating income was primarily attributable to the 11.2% revenue growth, offset by an increase in personnel to support the revenue growth and an increase in software amortization of $593,000.                      .

Check-Related Products. Check-related revenues decreased from $13,653,000 for the nine months ended June 30, 2006 to $11,304,000 for the current nine-month period, a decrease of 17.2%. This was attributable to the 27.8% revenue decrease in ACH and 10.5% decrease in check verification revenue related to our decision to cease processing Internet wallet merchants after February 10, 2007 and discontinuation of services to merchants that represent unacceptable levels of business and financial risk to the Company (as previously described) and to terminate certain other check merchants with unacceptable risk profiles.

Index

Check services revenue accounted for 19.4% of our total revenue for the current nine-month period as compared to 24.4% in the same prior year period. Check-related operating loss was $226,000 for the current nine-month period as compared to operating income of $3,685,000 in the same period last year, a decrease of 106.1%. The decline in operating income was primarily attributable to the 17.2% decrease in check services revenue over the same period last year related to the wind-down of the higher margin Internet wallet business.

Other Corporate Expense.  Other corporate expense increased from $7,214,000 for the nine months ended June 30, 2006 to $11,125,000 for the nine months ended June 30, 2007, an increase of 54.2%.  The increases were primarily attributable to a legal settlement, merger related costs, expenses related to the security intrusion, and the CEO severance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 we had available cash and cash equivalents of $9,770,000, restricted cash of $1,141,000 in reserve with our primary processing bank and working capital of $9,573,000.

Accounts receivable, net of allowance for doubtful accounts, increased from $2,914,000 at September 30, 2006 to $3,577,000 at June 30, 2007.  Allowance for doubtful accounts reserved mainly for chargeback losses increased to $618,000 at June 30, 2007 from $392,000 at September 30, 2006.  The higher allowance was primarily related to provision for doubtful accounts related to several bankcard merchants’ chargeback receivables.

Net cash provided by operating activities for the nine months ended June 30, 2007 was $1,342,000, as compared to net cash provided by operating activities of $6,777,000 for the nine months ended June 30, 2006. This decrease was mainly attributable to the net loss of $2,268,000 for the nine months ended June 30, 2007, as compared to the net income of $2,026,000 for the nine months ended June 30, 2006.

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

In the nine months ended June 30, 2007, we used $614,000 mainly for the purchase of computer equipment and $2,964,000 for the acquisition and capitalization of software costs, as compared to $662,000 for the purchase of equipment and $3,011,000 for the acquisition and capitalization of software costs for the same nine-month period last year.  During the nine months ended June 30, 2007, we paid off $218,000 of notes payable obligations. During the nine months ended June 30, 2007, we had proceeds of $473,000 from stock option exercises, as compared to $482,000 of cash proceeds from stock option exercise for the same period last year.

At June 30, 2007 we had the following contractual cash commitments:

Payment Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt including interest	$518,000	$285,000	$233,000	$-0-	$-0-

Capital lease obligations	43,000	37,000	6,000	-0-	-0-

Operating leases	635,000	518,000	117,000	-0-	-0-

Minimum vendor commitments	325,000	300,000	25,000	-0-	-0-

Total contractual cash obligations	$1,521,000	$1,140,000	$381,000	$-0-	$-0-

Index

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand.  As of June 30, 2007, the $3 million line of credit with Bank of the West was unused.  We also obtained a modification for one debt covenant that put us in compliance at June 30, 2007 and for the remainder of our fiscal year. Management believes that our cash flow from operations together with cash on hand will be sufficient to meet our working capital and other commitments. Subsequent to year-end, we entered into a lease line agreement for $932,000.  This line is payable over four years with an interest rate of 7.25%.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we did not have any off-balance sheet arrangements.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use.  As of June 30, 2007, we maintained a dedicated chargeback reserve of $816,000 at our primary bank specifically earmarked for such activity.  Additionally, through our sponsoring bank, as of June 30, 2007, we had access to approximately $20.6 million in merchant deposits to cover any potential chargeback losses.  Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

Index

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring banks as the merchant processor.  Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution.  For the last four months through June 30, 2007, this potential exposure totaled approximately $678 million.  At June 30, 2007, we, through our sponsoring bank, had approximately $148,000 of unresolved chargebacks that were in the process of resolution.  At June 30, 2007, we, through our sponsoring bank, had access to $20.6 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the three-month periods ended June 30, 2007 and 2006, we processed approximately $496 million and $472 million, respectively, of Visa and MasterCard transactions, which resulted in $3.0 million in gross chargeback activities for the three months ended June 30, 2007 and $2.6 million for the three months ended June 30, 2006. Substantially all of these chargebacks were recovered from the merchants.

Nevertheless, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

Excessive check return activity could significantly affect our results of operations and liquidity

All check settlement funds are moved utilizing the Automated Clearing House (ACH) system of the Federal Reserve.  Submission of an ACH request to withdraw funds may be refused by the receiving bank for a number of reasons, the two most common being the account did not have an adequate balance to honor the request or the account was closed.  In each of these situations, we first look to the merchant account for the return of any funds deposited.  In some situations, specific merchant reserves are set up in advance in order to honor all returns.  In the event neither the merchant bank account nor a specific reserve is adequate to cover a return, we allow either of the processing banks to look to our reserve accounts to cover the return activity.  In such cases, we then actively look to recover our advanced funds from the merchant, either from a subsequent day’s processing activity or from one-time deposits requested of the merchant.  In the event such recovery is not possible, we could suffer a loss on return ACH activity which could affect our results of operations and liquidity. The amount we considered uncollectible over the past three months was $29,000.

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

Index

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

We depend on approximately 100 key merchant accounts for our organic growth and profitability. One merchant accounted for approximately 12.1% of our bankcard processing revenue during the three months ended June 30, 2007.  The loss of this account or the loss of merchants from this select group could adversely affect our results of operations.

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

Index

As we have previously disclosed, several of our former merchants provided consumers access to “Internet wallets,” which subsequently permitted consumers to use funds in those “Internet wallets” to, among other transactions, participate in gaming activities over the Internet.  In October 2006, the Unlawful Internet Gaming Enforcement Act was passed and signed into law.  As a result of the passed legislation, several of our Internet wallet merchants, all of which used our check services, had a significant drop in processing activities during the quarter ended December 31, 2006 as we wound down the services we provided to them. During February 2007, we decided to cease processing and collection services for all Internet wallet customers.  Our “Internet wallet” merchants had no check revenue for the quarter ended June 30, 2007.  On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us and our subsidiaries for activities related to our provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.  Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented our management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. We agreed to maintain a permanent restriction upon providing automated clearing house services to any business entity providing Internet gambling services to customers in the United States, so long as the processing services and gambling services are illegal under the laws of the United States.  Additionally, we agreed to, among other matters, cooperate fully and actively with the U.S. Attorney’s Office, the Federal Bureau of Investigation, and with any other agency of the government designated by the U.S. Attorney’s Office, and to not commit any violations of law. Our cooperation obligations will continue until the later of one year from the date of the signing of the Non-Prosecution Agreement or the date upon which all prosecutions arising out of the conduct described in the Non-Prosecution Agreement are final.

Actions by federal, state or other authorities, or private third parties, could attempt to seize or otherwise attempt to take action against the reserve and settlement accounts we hold pursuant to our agreements with our merchants (to protect against returns and other losses we may incur), the loss of which could adversely affect our financial condition and results of operation.

We hold reserve and settlement accounts on behalf of our bankcard and check merchants to protect us against returns and other losses we may incur as a result of the merchant’s activities.  To the extent any of these merchants conduct activities which are deemed illegal, whether as a result of the interpretation or re-interpretation of existing law by federal, state or other authorities, or as a result of newly introduced legislation, and/or to the extent these merchants otherwise become involved in activities that incur civil liability from third parties (including from federal, state or other authorities), those federal, state or other authorities, and/or those private third parties, could attempt to seize or otherwise attempt to take action against the reserve and settlement accounts we hold pursuant to our agreements with those merchants.  The loss or decrease of any of these reserve or settlement accounts could cause us to become directly responsible for returns and other losses, which could adversely affect our financial condition and results of operation.

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

The check guarantee business is essentially a risk management business.  Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity.  While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee.  ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate.  During the quarter ended June 30, 2007, we incurred $64,000 in losses from uncollected guaranteed checks.

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

Index

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses increased from $316,000 in the third quarter of fiscal 2006 to $605,000 for the quarter ended June 30, 2007. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive.  Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects.  Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico (co-location facility). Should a natural disaster occur in any of the locations, it is possible that we would not be able to fully recover full functionality at one of our data centers. To minimize this risk, we centralized our data processing functionality in Camarillo during fiscal 2005 and completed a full back-up site in Albuquerque in October of 2006.  Despite such contingent capabilities, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality.  Our inability to provide such service could have a material adverse effect on our business and results of operations.

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock.  Over the course of the quarter ended June 30, 2007, the market price of our common stock has been as high as $14.50, and as low as $11.28.  Additionally, over the course of the year ended September 30, 2006, the market price of our common stock was as high as $18.19 and as low as $9.00.  The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk is very limited.  A hypothetical 1% interest rate change would have no impact on our results of operations.

Item 4.  Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation (except as described below), our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting. However, we continued taking steps to enhance our security measures, including the implementation of  enhanced systems and procedures to prevent and detect unauthorized access.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments with respect to the legal proceeding disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 10, 2007.

Item 1a. Risk Factors

For a listing of our Risk Factors, see Part I, Item 2.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 2, 2007. At the Annual Meeting, there were 6,864,491 shares of Common Stock entitled to vote, and 5,235,823 (76.27%) were represented at the meeting in person or by proxy.

The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1.     Proposal to elect Messrs. Jerry McElhatton and Charles J. Harris to serve as the Company’s Class II directors for three years and until their successors have been elected and qualified.

Director	For	Withheld

Jerry McElhatton	4,937,822	298,001
Charles J. Harris	4,963,994	271,829

2.2. Proposal to ratify the selection of BDO Seidman LLP as independent public accountants of the Company for the fiscal year ending September 30, 2007.

For	Against	Abstain	Broker Non-Votes

5,189,450	44,141	2,231	-0-

Item 6.  Exhibits

See exhibit index.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date: August 9, 2007	By: /s/ Alice Cheung
Alice Cheung, Treasurer and
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
4.1
Amended and Restated Rights Agreement dated as of January 29, 2003, by and between the Company and OTR, Inc., as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate, and the Summary of Rights to Purchase Preferred Shares, attached thereto as Exhibits A, B and C, respectively. Filed as an exhibit to the Company’s amended Form 8-A filed with the Securities and Exchange Commission on February 10, 2003 and incorporated herein by reference.

4.2
Amendment Number One to Amended and Restated Rights Agreement dated as of September 27, 2004, by and between the Company and OTR, Inc. Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2004 and incorporated herein by reference.

4.3
Amendment Number Two to Amended and Restated Rights Agreement dated as of December 14, 2006, by and between the Company and OTR, Inc.  Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2006 and incorporated herein by reference.

4.4
Amendment Number Three to Amended and Restated Rights Agreement dated as of April 24, 2007, by and between the Company and OTR, Inc. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007 and incorporated herein by reference.

31.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-4(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.