Form 10-K
period 2007-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2007-12-14
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007

Commission File Number 0-15245

ELECTRONIC CLEARING HOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0946274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

730 Paseo Camarillo, Camarillo, California	93010
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (805) 419-8700, fax number: (805) 419-8682

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Based on a closing price of $11.61 as reported by the NASDAQ Stock Market on March 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $73,491,799 .

As of November 30 , 2007, the Registrant had outstanding  7,025,329 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – Portions of the issuer’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of its last fiscal year are incorporated by reference into Part III of this report.

ELECTRONIC CLEARING HOUSE, INC.
2007 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2007 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements include statements regarding our intent, belief or current expectations.  Examples of forward-looking statements include statements regarding our strategy, financial performance, revenue sources and anticipated expenditures.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, such factors as fluctuations in demand for our products and services, the introduction of new products and services, our ability to maintain customer and strategic business relationships, the underlying businesses of our customers, strategic transactions or events (such as mergers, acquisitions or divestitures), transactions or events that require us to revise our strategic objectives or to implement new strategies, transactions or events outside the ordinary course of business that divert management’s attention from our strategic objectives,  technological advancements and our ability to implement new technologies, the impact of competitive products, services and pricing, growth in targeted markets, the adequacy of our liquidity and financial strength to support our growth and initiatives, and those other risk factors set forth elsewhere in this Annual Report.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

ITEM 1.	Business

OVERVIEW

Electronic Clearing House, Inc. (ECHO) is an electronic payment processor that provides for the payment processing needs of retail, online and recurring payment merchants through its direct sales team as well as channel partners that include technology companies, banks, collection agencies and other trusted resellers.  The company derives the majority of its revenue from two main business segments: 1) bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants and banks to allow them to accept and process credit and debit card payments from consumers; and 2) check-related products (“check services”), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers.  The principal services we offer within these two segments include, with respect to our bankcard services, debit and credit card processing (where we provide authorization, clearing and settlement for all major credit and debit card brands), and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or  delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System’s Automated Clearing House (“ACH”) network), eCheck (the processing of a payment generally originating from an internet or recurring payment merchant wherein the direct debit from a consumer’s checking account occurs via the ACH network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for returned checks).  We operate our services under the following brands:

•	ECHO, our retail and wholesale brand for credit card and check processing services to merchants, banks, technology partners and other trusted reseller channels;
•	MerchantAmerica, Inc. our online presence for merchant reporting and web services;
•
National Check Network (“NCN”), our proprietary database of negative and positive check writer accounts (i.e., accounts that show delinquent history in the form of non-sufficient funds and other negative transactions), for check verification, check conversion capture services, and for membership to collection agencies; and

•	XPRESSCHEX, Inc. for check collection services.

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

Bankcard and transaction processing services provide for the majority of our revenues.  We typically receive a percentage-based fee (“Discount Rate”) on the dollar amount processed and a transaction fee on the number of transactions processed.  For the fiscal year 2007, the bankcard and transaction processing business segment accounted for approximately 81.4% of the Company’s total revenue.

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

On December 14, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which we would have become a wholly owned subsidiary of Intuit (the Intuit merger).  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit would have acquired all of the outstanding shares of our common stock and all outstanding equity awards (which would have vested in connection with the transactions) for a cash amount of $18.75 per share, for a total purchase price of approximately $142 million on a fully diluted basis.  The transaction was subject to regulatory review, our shareholder approval and other customary closing conditions.  On March 26, 2007, the Company mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Merger Agreement.  The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement.  In connection with the termination, the Company, Intuit and Elan agreed to release each other from all claims arising under or related to the terminated merger agreement.  The Company also cancelled its previously adjourned special stockholders’ meeting relating to the proposed acquisition, which was scheduled to reconvene on March 27, 2007.  As of result of the termination of the merger agreement, the Company recorded approximately $934,000 for the year ended September 30, 2007 of costs related to the merger.

OUR HISTORY

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

OUR SERVICES

Bankcard and Transaction Processing Services

Services
With our bankcard and transaction processing services, we provide payment solutions to merchants that allow them to accept credit and debit card payments from consumers.  Our bankcard and transaction processing services include the following:

Debit and Credit Card Payment Processing
ECHO currently provides 24-hour daily payment processing, "800" number access to customer service personnel and, as needed, various field support services.  Utilizing one of several methods of access to us, the merchants' systems connect to our host computers that are interfaced to all the major card authorizing centers, and receive credit card and debit card authorizations.  At the end of each day, electronic files of authorized transactions are transmitted to the major credit card organizations. They withdraw the funds from the card issuing banks and deposit a lump sum for the day’s processing activity into our processing bank on the following morning.  Using a distribution file that we provide to them daily, our processing bank then distributes and deposits the individual merchant’s funds into the bank account of the merchant's choice.

Other Payment Processing Services
We also provide various services related to our debit and credit card payment processing, including:

•
Internet Processing – Utilizing our proprietary internet gateway or virtual terminal, ECHO allows merchants to accept both card and eCheck payment transactions in an online environment, providing immediate processing and near real-time web based reporting.

•
Batch File Processing – ECHO allows mail order, telephone order or direct marketing merchants to process and transmit payments by using Microsoft Excel®, Access® or any other program that can create a "flat file" of data.  In this process, the merchant can visit the ECHO Merchant Center, log on through a secure gateway, and upload the file to ECHO's processing center.  The transactions are processed immediately, with reporting available almost immediately on each transaction.

Deriving Revenue
Bankcard and transaction processing services provide for the majority of our revenue.  For the year ended September 30, 2007, bankcard and transaction processing accounted for approximately 81.4% of our revenue.  Bankcard and transaction processing volume rose 11.2% in fiscal 2007, from $1,775,063,000 in fiscal 2006 to $1,973,189,000 in fiscal 2007, and revenue increased approximately 9.8%, from $56,983,000 in fiscal 2006 to $62,580,000 in fiscal 2007.

During the year ended September 30, 2007, one customer, Allegiant Travel Company (“Allegiant”), accounted for 10.1% of total revenue.  No customer accounted for 10% or more of total revenue for the fiscal years 2006 and 2005. At September 30, 2007 and 2006, Allegiant also accounted for 19.0% and 12.2%, respectively, of the net accounts receivable balance.

ECHO’s revenue for debit/credit card processing is derived primarily from three sources: the merchant's discount rate, the merchant's transaction fee and set monthly fees.

The discount rate is expressed as a percentage of the amount being processed and is deducted from the amount of each transaction submitted by the merchant, while the net amount is deposited into the merchant's bank account.

A transaction fee is charged for each transaction processed by ECHO, including MasterCard, Visa, American Express and Discover Card transactions.

Interchange, the discount rate and transaction fee charged by the card-issuing bank and paid each day when transactions are processed, normally constitutes 60% to 70% of the bankcard revenue. Other external costs, such as Visa and MasterCard dues and bank fees, increase external fees we pay to 67% to 75% of the total bankcard revenue.

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

Sponsorship
In order to engage in Visa and MasterCard processing, a cooperative relationship is required with a Visa/MasterCard Primary Member Bank that sponsors the merchants to accept Visa and MasterCard transactions. ECHO’s primary processing bank relationship is with First Regional Bank of Los Angeles, California.  ECHO also maintains a secondary sponsoring relationship with National Bank of California, located in Los Angeles California.  As a result of these relationships, ECHO is a registered Independent Sales Organization and Merchant Service Provider with Visa and MasterCard, respectively, which allows us to solicit and support merchants utilizing our services.  We have an agreement with First Regional Bank which continues our relationship through July 2010.  Our relationship with National Bank of California extends to April 2012. Pursuant to the terms of these agreements, among other matters, we market and sell merchant services and the bank provides various support services in connection with individual transactions, in exchange for our payment to the bank, on a monthly basis, of a payment of $0.01 to $0.02 per transaction.  The agreements do not allow either party to terminate other than for cause (as defined in the agreement) without incurring liability for breach of the agreement.

Check-Related Products (or “Check Services”)

Services
With our check services, we provide various services to merchants and banks to allow them to accept and process check payments from consumers.  Our check services include the following:

Check Verification
To facilitate the acceptance of a check, we will search NCN, our proprietary database of negative and positive check writer accounts, attempting to match a specific piece of information, such as a driver's license number or Magnetic Ink Character Recognition (“MICR”) number (the numeric data along the bottom of a check), provided by a merchant.  A match may identify whether the check writer has a positive record or a negative record of check cashing activity in the past. Upon notification of this match (via a coded response from the provider), the merchant decides whether to accept or decline the check.  Verification reduces the risk of accepting a bad check for the merchant; however, in providing this program alone, we typically offer no guarantee that the check will be honored by the check writer's bank and make no promise of reimbursement if the check is dishonored by the bank. Revenue from check verification is derived from fees collected from the merchants when a check is verified against our positive and negative check database. This revenue is recognized when the transaction is processed, since we have no further performance obligations.

The NCN database includes approximately 14 million negative check account records and 28 million positive records. Approximately 250 affiliated collection agencies continually contribute to the database to enrich its depth and value. Through its network of NCN members, ECHO can offer regional collection services and distribute collection items to one or more of a select group of NCN’s member agencies to maximize a merchant’s or bank’s ability to collect amounts on a local level.  NCN provides an ongoing revenue stream for ECHO as collection agencies, major national merchants, banks, other transaction processors, and thousands of small merchants access the NCN database daily to verify the status of a check writer in real time.  Check verification has been recognized as one of the lowest cost and most effective ways for retailers to lower the risks and losses experienced in accepting checks as a form of payment. Our NCN database is one of only four known national databases that can serve this market need on a national scale.  In addition to operating NCN, we provide a common platform where a business can also access other major negative check writer databases that are currently available in the nation.

Check Guarantee
With this service, if we approve a check transaction and the check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us and we must undertake any effort to collect the delinquent amount from the check writer.

The principal risk of providing this service is the risk of collecting the amount we guarantee from a delinquent or a fraudulent check writer whose check transaction was dishonored by his or her own bank.  If we are unable to collect the dishonored check, we incur a bad debt expense.  On average, we collect 60-70% of the amounts on those checks that become delinquent.  Given the risks associated with check guarantee, especially for large volume merchants, we exercise strict risk parameters with the merchants to which this service is offered.  We typically apply several risk management approaches with this service, which include searching NCN’s database, and “scoring” each transaction.  This includes several factors such as velocity (the number of times a check writer has been searched in a certain period of time), prior activity (historic negative or positive transactions with the check writer), check writer’s presence in other databases (these national databases are selectively searched based upon the size of the check and the prior activity with the check writer), size of the check, and historic bad check activity by geographic and/or merchant specific locations, to name a few. If our scoring system concludes that the risk is too high, we issue a coded response instructing the merchant that we will not guarantee the check.  If our scoring system results in a positive result, a coded response advises the merchant that we have guaranteed payment on that item.

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

Internet Check (eCheck), Batch Check and Virtual Terminal
A check can be presented as a form of payment over the Internet and we support the multiple types of ACH entry classes.  XPRESSCHEX allows an e-commerce site to accept a check as payment, allows a batch of check data to be sent electronically for processing (this is commonly used by mail order or phone order businesses) and allows both verification-only and ACH transactions to be submitted by merchants via a secure logon and pass-code connection over the Internet.

Visa POS Check Service Program (“Visa Program”)
The Visa POS Check Program enables merchants to receive direct online authorization for checks written against consumer checking accounts, similar to the authorizations provided for debit card transactions.  The Visa Program was offered as a pilot program by Visa to its member banks from December of 2000 to December of 2002 over which time several banks electronically connected their check writer data to the Visa network, making verification of the check writer’s bank account balance possible when checks drawn on these select banks were processed. In December of 2002, the program was officially released out of pilot and more banks have been added each year to the Visa network. As of September 2007, a national merchant could expect connection to around 20%-30% of the nation’s checking accounts from all locations and higher in some metropolitan locations

As described above, “check conversion” is the ability to convert a paper check to an electronic item at the point of sale.  The Visa Program provides Visa member banks with a check conversion service that they can sell to their bank merchants. The Visa Program allows the merchant to get an immediate authorization or decline on a check while the check writer is at the checkout counter.  If the check is approved, the service allows the merchant to immediately return the paper check to the check writer since the funds will be electronically withdrawn from the check writer’s account and deposited into the merchant’s account.

Being able to approve or decline a check in real time at the point of sale requires some method to verify the check writer has either an adequate balance in the bank to cover the check or, if that is not possible, to verify if the check written is in a negative check account database.  In order to provide this check service on 100% of the checks received by a merchant, Visa needed a solution to approve or decline (and for those approved, electronically deposit) the checks that processed through the program on a bank that had not yet connected its check writer data to the Visa network.  We are currently one of the few companies that provide this service to Visa as a Third-Party Processor.  When a Visa member bank signs up to offer the Visa Program to its merchants, it chooses a Third-Party Processor from the certified providers.

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

As a more mature product offering, we continue to see value in the Visa POS Program as a competitive differentiator.  We will continue to leverage this unique capability throughout our direct and indirect sales channels, however, the market potential of this service is still unproven and its success is largely dependent on the continuing marketing support of Visa and Visa’s member banks.

Deriving Revenue
For the year ended September 30, 2007, check services accounted for approximately 18.6% of our revenue.  Revenue decreased approximately 22.0%, from $18,328,000 in fiscal 2006 to $14,304,000 in fiscal 2007.  The decrease in check revenue primarily reflects the wind-down of the Company’s Internet wallet business and the discontinuation of services to several merchant categories that management determined were carrying unacceptable levels of business or financial risk.

ECHO’s revenue in check services can come from several sources.  Typically, the merchant pays either a fixed fee for each transaction (verification, conversion, eCheck, etc.) or a fee based on the face amount of the check or both (check guarantee).  In the Visa model, ECHO can receive transaction fees for providing Third-Party services to Visa banks, whereby ECHO assists them in processing checks from banks not participating in the Visa Program.  In addition, ECHO may serve a Visa bank as a collector of the transaction data for the merchant and submitting such data to VisaNet, a process referred to as an Acquirer Processor.  ECHO can also participate in the mark-up over cost that is charged to those merchants ECHO sells directly through its own primary sales channels. Additional revenue is earned if the merchant utilizes ECHO’s collection services and it is primarily derived from the collection fee associated with successful collection of an item. If ECHO refers a collection item to an NCN member, a small participation in the collection fee is returned to ECHO through agreement with the NCN member. Finally, when ECHO provides a guarantee service to a merchant directly or to a bank to offer to their merchants, it earns a percentage of every check processed from the merchant.  ECHO’s earnings in this case are directly tied to its success in collection and its risk management capability.

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

Sponsorship
In order to process electronic check transactions into the ACH network, a sponsoring relationship with a Federal Reserve member bank is required.  ECHO currently maintains four such sponsoring relationships, First Regional Bank, Los Angeles, California, National Bank of California, Los Angeles, California, First Community Bank, Albuquerque, New Mexico and Regal Financial Bank, Seattle, Washington.

OUR CUSTOMERS

ECHO’s primary customer focus is in the area of niche markets, in particular, markets that are not well understood by our larger competitors.  Approximately 70% of ECHO’s revenues come from merchants who operate their business in non-face-to-face environments such as mail order, phone order and the internet.  These relationships historically have higher margins than those seen with normal retail merchants because of the additional financial risk.  ECHO has historically been very successful in managing the risk associated with the non-face-to-face merchant.  We have specific merchant concentrations in the following areas;

Specialty Retail
Primarily driven by our unique product set in check services, we’ve been successful in gaining access to a number of markets within the retail merchant vertical, including grocery, convenience store and apparel.

Online Travel
As a result of one key relationship, ECHO has established a presence in the dynamic online travel segment.  Our current business includes an online travel company selling travel packages to leisure destinations, both on a stand-alone basis (airfare only) and bundled with hotel rooms, rental cars and other travel related services.

Direct Marketing
ECHO has invested over 10 years in developing our reputation in the Direct Marketing vertical.  Our business consists of a wide range of merchant groups, including seminars, direct sales and multi-level marketing organizations as well as number of web based product and service categories.

Cashing Services
ECHO has established an integrated processing relationship with the largest check cashing provider to the land-based gaming and casino market.  Our services are primarily centered on providing check verification (using our NCN database), funds movement, collections and several sophisticated risk management services that are used to assist the provider in confidently accepting checks.

Specialty Finance
Specialty finance represents a diverse market.  Our primary focus is in the area of warranty, insurance and subscription services where there are significant concentrations of recurring payments.  Our warranty portfolio consists mainly of auto warranties and the companies that serve this market, including administrators, finance companies and sales agents.  Our insurance business includes merchants selling auto, watercraft, homeowners, condominium, renters and umbrella products.  Subscription Services include merchants selling health club memberships, daycare and internet services.

Small Merchant Enterprise (SME)
Through both internet based marketing initiatives as well as a number of key reseller relationships, ECHO has built a solid business supporting small merchants both in the internet and brick and mortar category.

OUR STRATEGY

Overview

In 2007, ECHO has refocused on its sales and service strategy which is to provide merchants, banks, technology partners and collection agencies with electronic payment services that combine credit card, debit card and electronic check and collection services with quality customer support.  We believe this “All-In-One” offering represents a significant competitive differentiator for ECHO. ECHO’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of ECHO’s integrated collection and risk management services.

As a niche processor, our strategy is to continue building upon the success of our core markets and focus our sales effort towards adjacent markets that offer high growth potential; that can drive processing volume and that have recurring or scheduled payments.   We view the non-face-to-face environment as one of our largest growth opportunities.  This segment includes both internet sites and recurring billing merchants.  All of these merchants benefit from our ability to handle both a retail or online credit card or eCheck transaction quickly and securely.

Sales and Marketing

Our sales and marketing strategy is to pursue direct sales opportunities where there is a significant amount of card and check acceptance; to build processing relationships with certain providers of POS software/hardware that serve select merchant markets; to maximize cross-selling opportunities within our existing base of retail merchants and financial institutions; to sell integrated suites of check, credit and debit card processing services through small banks; and to pursue associations aggressively.

ECHO offers its payment services through three sales channels.

•	Direct Sales– Direct sales personnel are dedicated to focused industries and/or services. We employ approximately 20 people who serve in either field or office positions that are dedicated to sales.

•
Channel Partnerships– We have a well established base of channel partnerships.  These include Banks, our network of nearly 250 NCN Collection Agencies, Independent Sales Agents and Associations.  These relationships offer lower margins to us due to their participation in the overall revenue generated from the payment processing fees.

•
Technology Partnerships– ECHO has launched a new channel focused on securing relationships with companies who provide technology solutions to our target merchant segments.  This will be a new focus for the company in 2008.

Direct Sales
We currently employ approximately 20 direct sales executives.  The field sales force is dispersed geographically throughout the United States and is tasked with securing processing relationships with merchants in our designated niche markets.  We also maintain a telesales force within the corporate headquarters.  This staff provides first line sales for all business generated through our various marketing initiatives, including web, mail and print.  Additionally, the telesales team acts as a closing channel for all new business referred by our Channel and Technology partnerships.

Promote Merchant Payment Processing for Community Banks
ECHO pursues small regional and community banks for credit card and check payment programs that are characterized by having an asset base in the $500 million range or less, and/or equity capital in the $10 to $50 million range.  ECHO has developed a service that allows smaller banks to offer credit card and check processing services on a private-label basis using our back-end infrastructure with little or no technical involvement by the bank.  Much of the reporting to the merchant utilizes the Internet as a delivery channel, an environment in which we have significant experience and knowledge.  Due to the high fixed costs, most small banks are either unable or unwilling to compete with national banks in providing credit card and real time check processing services and Internet-based reporting tools to their merchants.  We have designed the program to be adopted by a bank at little or no cost while it allows the bank to generate revenue and earnings in competition to those earned by much larger banks that have had to make major investments in the technology.

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

Associations
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

OUR COMPETITION

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

Of the top 50 credit card acquirers in the nation, the majority are independent sales organizations or banks that may manage the front-end authorization service but they outsource the back-end clearing and settlement services from a full service processor.  There are probably 10 or fewer firms capable of full credit card processing and these would include First Data Corporation, Total Systems, NPC (Bank of America), Global Payments, Heartland Payments, Alliance Data Systems and RBS Lynk.  We believe we hold the distinction of being the smallest public company who serves as a full service processor in credit cards and check services.  All of our competitors have greater financial and marketing resources than us.  As a result, they may be better able to respond more quickly to new or emerging technologies and changes in customer requirements.  Competitors also may enjoy per transaction cost advantages due to their high processing volumes that may make it difficult for ECHO to compete.

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

OUR EMPLOYEES

As of September 30, 2007, we employed 239 individuals, 222 of whom were full time employees.

On December 11, 2007, we entered into amended and restated separation agreements with each of our principal executive officers (CEO and CFO) and each of our senior vice presidents whereby, in the event of a change in control of ECHO (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by us at the time of such change in control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the change in control occurred, and (iii) in the event that the executive is terminated without cause (as defined in each agreement), or ceases to provide services to us (or our successor) as a result of an involuntary termination (as defined in each agreement) within the two year period following the change in control, then the executive would be entitled to a one-time lump sum cash payment equal to a percentage of the executive’s anticipated total compensation for the fiscal year in which the change in control occurred, plus continued medical benefits for a period of time following such termination.  The amount of lump sum payout ranges from 1 ½ to 2 years of anticipated total compensation, and duration of continued medical benefits ranges between 1 ½ and 2 years depending on position held by the principal executive or senior vice president.  These agreements amend and restate separation agreements previously entered into with each of these executives.

Further, on December 11, 2007, we entered into indemnification agreements with each of our principal executive officers, senior vice presidents and directors.  Pursuant to the terms of the indemnification agreements, we have agreed to provide indemnification for, and the advancement of expenses to, our executive officers, senior vice presidents and directors, under certain circumstances and in accordance with Nevada law, all as more completely described within the agreements.

REPORTABLE SEGMENTS

Refer to Note 18 “Segment Information” in the accompanying Notes to Consolidated Financial Statements for reportable segment information.

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

We currently have two primary bankcard processing and sponsorship relationships, one with First Regional Bank in Los Angeles, California, and another one with National Bank of California in Los Angeles, California, entered into on April 12, 2007.  Our agreement with First Regional Bank continues through July 2010 and our agreement with National Bank of California continues through April 2012. We also maintain several banking relationships for ACH processing.  While we believe our current bank relationships are sound, we cannot assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships. Even if new banking relationships are available, they may not be on terms acceptable to us.  With respect to First Regional Bank, while we believe their ability to terminate our relationship is cost-prohibitive, they may determine that the cost of terminating their agreement is less than the cost of continuing to perform in accordance with its terms, and may therefore determine to terminate their agreement prior to its expiration.  Ultimately, our failure to maintain these banking relationships and sponsorships may have a material adverse effect on our business and results of operations.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use.  As of September 30, 2007, we maintained a dedicated chargeback reserve of $853,000 at our primary bank specifically earmarked for such activity.  Additionally, through our sponsoring bank, as of September 30, 2007, we had access to approximately $20.3 million in merchant deposits to cover any potential chargeback losses.  Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring banks as the merchant processor.  Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution.  For the last four months through September 30, 2007, this potential exposure totaled approximately $650 million.  At September 30, 2007, we, through our sponsoring bank, had approximately $75,000 of unresolved chargebacks that were in the process of resolution.  At September 30, 2007, we, through our sponsoring bank, had access to $20.3 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years ended September 30, 2007 and 2006, we processed approximately $2.0 billion and $1.8 billion, respectively, of Visa and MasterCard transactions, which resulted in $11.1 million in gross chargeback activities for the fiscal year ended September 30, 2007 and $9.8 million for the fiscal year ended September 30, 2006. Substantially all of these chargebacks were recovered from the merchants.

Nevertheless, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

Excessive check return activity could significantly affect our results of operations and liquidity

All check settlement funds are moved utilizing the Automated Clearing House (ACH) system of the Federal Reserve.  Submission of an ACH request to withdraw funds may be refused by the receiving bank for a number of reasons, the two most common being the account did not have an adequate balance to honor the request or the account was closed.  In each of these situations, we first look to the merchant account for the return of any funds deposited.  In some situations, specific merchant reserves are set up in advance in order to honor all returns.  In the event neither the merchant bank account nor a specific reserve is adequate to cover a return, we allow either of the processing banks to look to our reserve accounts to cover the return activity.  In such cases, we then actively look to recover our advanced funds from the merchant, either from a subsequent day’s processing activity or from one-time deposits requested of the merchant.  In the event such recovery is not possible, we could suffer a loss on return ACH activity which could affect our results of operations and liquidity. The amount we considered uncollectible for fiscal 2007 was $38,000.

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

We depend on approximately 100 key merchant accounts for our organic growth and profitability. One merchant accounted for approximately 12.4% of our bankcard processing revenue during the year ended September 30, 2007.  The loss of this account or the loss of merchants from this select group could adversely affect our results of operations.

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

As we have previously disclosed, several of our former merchants provided consumers access to “Internet wallets,” which subsequently permitted consumers to use funds in those “Internet wallets” to, among other transactions, participate in gaming activities over the Internet.  In October 2006, the Unlawful Internet Gaming Enforcement Act was passed and signed into law.  As a result of the passed legislation, several of our Internet wallet merchants, all of which used our check services, had a significant drop in processing activities during the quarter ended December 31, 2006 as we wound down the services we provided to them. During February 2007, we decided to cease processing and collection services for all Internet wallet customers.  Our “Internet wallet” merchants comprised approximately 11.0% of our check revenue for the year ended September 30, 2007, of which no amounts were recorded after March 2007.  On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us and our subsidiaries for activities related to our provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.  Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented our management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001. We agreed to maintain a permanent restriction upon providing automated clearing house services to any business entity providing Internet gambling services to customers in the United States, so long as the processing services and gambling services are illegal under the laws of the United States.  Additionally, we agreed to, among other matters, cooperate fully and actively with the U.S. Attorney’s Office, the Federal Bureau of Investigation, and with any other agency of the government designated by the U.S. Attorney’s Office, and to not commit any violations of law. Our cooperation obligations will continue until the later of one year from the date of the signing of the Non-Prosecution Agreement or the date upon which all prosecutions arising out of the conduct described in the Non-Prosecution Agreement are final.

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

We have built transaction processing systems for check verification, check conversion, ACH processing, and bankcard processing activities.  While current estimates regarding increased volume are within the capabilities of each system, it is possible that a significant increase in volume in one of the markets would exceed a specific system’s capabilities.  To minimize this risk, we have redesigned and upgraded our check related processing systems and previously purchased a high end system to process bankcard activity. No assurance can be given that it would be able to handle a significant increase in volume or that the operational enhancements and improvements will be completed in time to avoid such a situation.  In the event we are unable to process increases in volume, this could significantly adversely affect our banking relationships, our merchant customers and our overall competitive position, and could potentially result in violations of service level agreements which would require us to pay penalty fees to the other parties to those agreements.  Losses of such relationships, or the requirement to pay penalties, may severely impact our results of operations and financial condition.

We incur financial risk from our check guarantee service.

The check guarantee business is essentially a risk management business.  Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity.  While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee.  ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate.  During the year ended September 30, 2007, we incurred $348,000 in losses from uncollected guaranteed checks.

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses increased from $1,539,000 in fiscal 2006 to $2,134,000 in fiscal 2007. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive.  Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects.  Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We are involved in various lawsuits arising in the ordinary course of business.  Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow.  In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims.  During 2007, we spent approximately $1,701,000 in legal fees, of which $874,000 related to our Internet wallet settlement and $475,000 related to our failed merger with Intuit.

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock.  Over the course of the quarter ended September 30, 2007, the market price of our common stock has been as high as $14.90, and as low as $8.40.  Additionally, over the course of the year ended September 30, 2007, the market price of our common stock was as high as $18.73 and as low as $8.40.  The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

In October 2003, we signed a five-year lease for 21,566 square feet of a 40,000 square foot building in Camarillo, California.  Our principal executive offices, including customer support, data center and other operational departments were moved to this Camarillo location. We signed an addendum to the Camarillo lease in July 2004 and added 11,103 square feet to the lease.  We currently occupy 32,669 square feet of the Camarillo building. The lease payment for this facility as of September 2007 was $38,000 per month.

We have additional real property leases in Albuquerque, New Mexico; Lakewood, Colorado; Provo, Utah; and South Jordan, Utah for sales, data center and other operations, under various agreements, which expired at various times during 2007.  The total of these lease payments are approximately $18,000 per month. Subsequent to September 30, 2007, we entered into new leases at new locations for our Albuquerque, New Mexico and Lakewood, Colorado facilities.

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

Reference is made to our Quarterly Report on Form 10-Q for the period ended June 30, 2007.  There were no such matters during the quarter ended September 30, 2007.

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

FISCAL YEAR ENDED SEPTEMBER 30	High	Low

2007
First Quarter	$18.49	$10.97
Second Quarter	$18.73	$11.14
Third Quarter	$14.50	$11.28
Fourth Quarter	$14.90	$8.40

2006
First Quarter	$11.00	$9.00
Second Quarter	$13.66	$10.01
Third Quarter	$18.19	$12.51
Fourth Quarter	$18.08	$13.16

The prices set forth above are not necessarily indicative of liquidity of the trading market.  Trading in our common stock is limited and sporadic, as indicated by the average monthly trading volume of approximately 1,149,000    shares for the period from October 2006 to September 2007.  On November 30, 2007, the closing representative price per share of our common stock, as reported on the NASDAQ Capital Market, was $10.01.

Holders of Common Stock

As of November 30, 2007, there were 786 record holders and 1,966 beneficial holders of our common stock, with shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any dividends in the past and have no current plan to pay any dividends.  We intend to devote all funds to the operation of our businesses.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of September 30, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders[1]	767,925	$5.94	74,324

[1]	Plan represents the Officers and Key Employees Incentive Stock Option Plan, which expired in May 2002, and our 2003 Incentive Stock Option Plan.

Purchases of Equity Securities

We have not repurchased, nor has any affiliated purchaser repurchased, shares of our common stock during fiscal 2007.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on September 30, 2002, in Electronic Clearing House, Inc. (“ECHO”) Common Stock, the NASDAQ-Composite Index, and the NASDAQ-Finance Index.  The NASDAQ-Composite Index represents a broad market group in which we participate.  The NASDAQ-Finance Index was chosen as having a representative peer group of companies for the 2007 Form 10K and includes Electronic Clearing House, Inc.  All comparisons of stock price performance shown assume the reinvestment of dividends, although we have not historically paid any dividends on shares of our Common Stock.

Measurement
Point
	Sep-02	Sep-03	Sep-04	Sep-05	Sep-06	Sep-07
ECHO	$100.00	$586.67	$733.33	$770.83	$1,504.17	$900.00
NASDAQ - Composite	$100.00	$152.35	$161.85	$184.73	$194.81	$230.57
NASDAQ - Finance	$100.00	$124.59	$147.07	$161.79	$182.31	$183.99

ITEM 6.	Selected Financial Data

The following table sets forth certain selected consolidated financial data, which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Items 7 and 8 below.  The following data, insofar as it relates to each of the five years ended September 30, has been derived from our annual financial statements, including the consolidated balance sheets at September 30, 2007 and 2006, and the related consolidated statements of operations and of cash flows for the three years ended September 30, 2007, 2006 and 2005, and notes thereto appearing elsewhere herein.

Effective October 1, 2005, we began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment.  We have adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, have not retroactively adjusted results from prior periods.  Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 and 2007 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  See Note 1 and Note 12 to the financial statements for more information.

	Year Ended September 30
	2007	2006	2005	2004	2003
	( ---- Amounts in thousands, except per share ---- )

Statement of Operations Data:

Revenue	$76,884	$75,311	$55,551	$48,320	$41,149
Costs and expenses	81,996	71,157	53,872	44,863	38,724
(Loss) income from operations	(5,112)	4,154	1,679	3,457	2,425
Interest income (expense), net	422	197	23	(104)	(172)
Gain on sale of assets	-0-	-0-	-0-	1,319	-0-
(Loss) income before income tax (provision) benefit and cumulative effect of an accounting change	(4,690)	4,351	1,702	4,672	2,253
Benefit (provision) for income taxes	2,309	(2,034)	(669)	(1,823)	(925)
(Loss) income before cumulative effect of an accounting change	(2,381)	2,317	1,033	2,849	1,328
Cumulative effect of an accounting change to adopt SFAS 142[1]	-0-	-0-	-0-	-0-	(4,707)

Net (loss) income	(2,381)	$2,317	$1,033	$2,849	$(3,379)

(Loss) earnings per share-basic	$(0.35)	$0.35	$0.16	$0.45	$(0.58)
(Loss) earnings per share-diluted	$(0.35)	$0.33	$0.15	$0.41	$(0.56)

Weighted average number of common shares and equivalents outstanding-basic	6,747	6,614	6,485	6,312	5,812

Weighted average number of common shares and equivalents outstanding-diluted	6,747	7,005	6,939	6,900	6,024

Balance Sheet Data:
Working capital	$10,120	$12,542	$8,037	$8,004	$3,201
Current assets	21,940	41,893	29,207	29,869	9,619
Total assets	35,134	55,007	40,714	39,374	18,748
Current liabilities	11,820	29,351	21,170	21,865	6,418
Long-term debt, and payables to stockholders and related parties, less current portion	834	448	705	704	1,961
Total stockholders' equity	$22,480	$22,286	$17,772	$16,240	$10,369

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

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

- Revenue Recognition Policy. We earn revenue from services which include the following: debit and credit card processing, check verification, ACH services, check conversion, check re-presentment, check collection, and check guarantee.  All of these services are performed pursuant to a contract with customers which states the terms and fixed price for all contracted services.  The price of a service may be a fixed fee for each transaction and/or a percentage of the transaction processed, depending on the service.  We generally collect our fee and recognize revenue at the time we process the transaction and, accordingly, collectibility of the service fee is reasonably assured.

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

- Research and Development Expense.  Expenditures for activities relating to product development and improvement are charged to expense as incurred.  Such expenditures amounted to $2,134,000 in fiscal year 2007 and $1,539,000 in fiscal year 2006.

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

- Stock-Based Compensation.  Effective October 1, 2005, we began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment.  Estimates include risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate, and expected stock option life. Prior to October 1, 2005, we accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148.  We have adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, have not retroactively adjusted results from prior periods.  Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 and 2007 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We have not issued any stock options since the adoption of SFAS No. 123(R).

RESULTS OF OPERATIONS

Fiscal years 2007 and 2006

Financial highlights for fiscal 2007 as compared to fiscal 2006 were as follows:

--	Total revenue increased 2.1% to $76.9 million

--	Gross margin from processing and transaction revenue decreased to 29.6% from 33.5%

--	Operating income decreased from $4.2 million to an operating loss of $5.1 million

--	Diluted loss per share was $0.35 as compared to diluted earnings of $0.33 per share

--	Bankcard and transaction processing revenue increased by 9.8% to $62.6 million

--	Bankcard processing volume increased 11.2% to $2.0 billion

--	Check-related revenue decreased by 22.0% to $14.3 million

--	ACH processing volume decreased 27.7% to 27.5 million transactions

REVENUE.  Total revenue increased 2.1% to $76,884,000 for fiscal 2007, from $75,311,000 for fiscal 2006. The increase was primarily attributable to 9.8% growth in bankcard and transaction processing revenue offset by the 22.0% decline in check services revenue year-over-year. The bankcard and transaction processing revenue growth has occurred organically from our existing merchants and from our marketing initiatives during the year. The decrease in check revenue primarily reflects the wind-down of the Company’s Internet wallet business and the discontinuation of services to several merchant categories that management determined were carrying unacceptable levels of business or financial risk.

The bankcard and transaction processing revenue increase was mainly attributable to an 11.2% increase in bankcard processing volume as compared to fiscal 2006.  This increase was the result of our organic growth and the growth from our various marketing channels such as the Agent Bank program.

The check-related processing revenue decrease was attributable to a 27.7% decrease in ACH processing volume.  The decrease in ACH revenue was mainly due to the Internet wallet wind-down described above and as a result of declining check usage overall.

COST OF SALES.  Bankcard processing expenses are directly related to the changes in processing revenue. A majority of our bankcard processing expenses are fixed costs and are reflected as a percentage of the total face amount of each bankcard transaction, and the remaining costs are based on a fixed rate applied to the number of transactions processed. Processing-related expenses, consisting of bankcard processing expense and transaction and check processing expense, increased 8.2% for the year, from $50,072,000 in fiscal 2006 to $54,158,000 in fiscal 2007.  The increase was primarily due to the 9.8% increase in bankcard and transaction processing revenue for the year, and a $911,000 increase in amortization expense, offset by the 22.0% decrease in check-related revenue.

Total gross margin from processing and transaction services decreased from 33.5% in fiscal 2006 to 29.6% in fiscal 2007.  Gross margin from bankcard and transaction processing increased from 25.0% in fiscal 2006 to       25.2% in fiscal 2007.  The increase in gross margin was primarily related to the Company clearing its own processed transactions as opposed to outsourcing this function until January 2007.  This was offset by several high volume merchants who negotiated lower than average discount rates due to the size of their accounts. Additionally, gross margin from check processing decreased from 60.1% in fiscal 2006 to 48.5% in fiscal 2007. The check services gross margin decrease was mainly attributable to the decrease in Internet wallet transactions described above, which typically yields higher margins.

EXPENSE. Other operating costs such as personnel costs, telephone, depreciation expenses and outside services increased 13.0%, from $5,775,000 in fiscal 2006 to $6,523,000 in fiscal 2007. This was primarily due to an increase in salaries of 12.4% from $3,539,000 in fiscal 2006 to $3,979,000 for fiscal 2007.

Research and development expenses increased 38.7%, from $1,539,000 in fiscal 2006 to $2,134,000 in fiscal 2007.  Research and development initiatives are critical for us to remain competitive with our peers. Several major development projects were completed during fiscal year 2006 and early 2007.  However, given the rapid change in technology in our industry, we plan to continue to invest in product development in both the bankcard processing business segment and the check-related products segment in order to stay ahead of our competitors.

Selling, general and administrative (SG&A) expenses increased 15.4% from $12,162,000 in fiscal 2006 to $14,036,000 in fiscal 2007.  This increase was primarily attributable to: 1) an $814,000 increase in salaries and bonus due to the increase in employees to support the Company’s growth and the executive compensation expense approved by the Board of Directors for 2007; and 2) a $753,000 increase in professional fees, of which $426,000 related to the investigation, customer notification and administration of a security incident. As a percentage of total revenue, SG&A expenses increased from 16.1% in fiscal 2006 to 18.3% in fiscal 2007.

Legal Settlements and Fees - On March 27, 2007, we entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us or our subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.  Pursuant to the terms of the Non-Prosecution Agreement, we agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of our profits from processing and collection services provided to Internet wallets since 2001.  Also included is approximately $880,000 for legal fees and expenses related to the negotiation and resolution of the Non-Prosection Agreement.  For the year ended September 30, 2006, we settled a patent related lawsuit for $600,000 and also incurred $661,000 of related legal expenses.

Merger Related Costs - On March 26, 2007, we mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Agreement and Plan of Merger previously entered into on December 14, 2006.  The Company incurred approximately $934,000 of legal, professional and other fees and expenses related to the merger for the year ended September 30, 2007.

Severance Costs – The Company recorded $1,031,000 as a result of its retirement and separation agreement with the former Chairman and Chief Executive Officer Joel M. Barry.  Such costs included cash compensation, accelerated vesting of certain equity-based awards and other non-monetary benefits.

OPERATING INCOME.  Operating income decreased from $4,154,000 in fiscal 2006 to an operating loss of $5,112,000 in fiscal 2007, a decrease of 223.1%. The decrease in operating income was primarily attributable to the 2.1% increase in revenue offset by the 3.9% decrease in the gross margin percentage, the increased selling, general and administrative expenses and non-recurring expenses described above.

INTEREST INCOME AND EXPENSE.  Interest expense decreased to $66,000 for fiscal 2007 from $92,000 for fiscal 2006. The decrease was due to the full repayment of one note and some capital leases during fiscal 2006, offset by a new equipment financing entered into in July 2007. Interest income increased from $289,000 in fiscal 2006 to $488,000 in fiscal 2007 due to higher cash balances on hand throughout fiscal year 2007 and those balances earning higher rates as compared to 2006.

EFFECTIVE TAX RATE. The income tax benefit was $2,309,000 for fiscal 2007 as compared to an income tax provision of $2,034,000 for fiscal 2006.  Our effective tax rate was a benefit of 49.2% for fiscal 2007, as compared to a provision of 46.7% for fiscal 2006. The difference was primarily due to the Company having a loss before income taxes for the year ended September 30, 2007 as compared to income before taxes for the corresponding prior year period.  The Company also, based upon a study conducted during the year ended September 30, 2007, recorded certain research and development tax credits for fiscal years ended September 30, 2003 through 2007.  These tax credits resulted in an income tax benefit of $787,000.  See Notes to Consolidated Financial Statements included elsewhere herein for a further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

NET INCOME. Net loss for fiscal 2007 was $2,381,000, as compared to net income of $2,317,000 for fiscal 2006. This decrease was primarily attributable to the factors described above.

SEGMENT RESULTS
Bankcard and Transaction Processing. For the year ended September 30, 2007, bankcard processing and transaction revenue accounted for approximately 81.4% of our revenue, compared to 75.7% in fiscal 2006.  Bankcard processing and transaction revenue increased 9.8%, from $56,983,000 in fiscal 2006 to $62,580,000 in fiscal 2007. This increase was mainly attributable to an 11.2% increase in bankcard processing volume as compared to fiscal 2006. We continue to increase our bankcard processing business primarily through organic growth and various sales and marketing programs.

In fiscal 2007, the bankcard and transaction processing segment generated operating income of $9,236,000, or 14.8% of the related revenue, as compared to $8,495,000, or 14.9% of the related revenue in fiscal 2006. This increase in operating income was primarily due to the increase in revenue offset by SG&A expense.

In fiscal 2003, we purchased a fully integrated, multi-modular bankcard processing system from Oasis Technologies for approximately $1.6 million which included three payment processing modules: Clearing, Merchant Accounting System (MAS) and Switch. We incurred an additional $2.6 million of internal development costs thus far in implementing this system. The implementation of this system will give us greater flexibility to price our credit card processing services, allowing us to attract and retain larger merchants as well as the small and mid-market merchants that have been our target market.  Integration of the Clearing module was finalized in September 2006 and all merchants were moved to the platform in January 2007.

Check Related Products. Check-related revenue decreased from $18,328,000 for fiscal 2006 to $14,304,000 for fiscal 2007, a decrease of 22.0%. Check verification revenue decreased 10.6% to $3,805,000 for fiscal 2007 from $4,258,000 for fiscal 2006. Check conversion, ACH services and check re-presentment revenue decreased 36.0% to $6,303,000 for fiscal 2007, from $9,842,000 for fiscal 2006.  Additionally, check collection revenue decreased 0.7%, from $3,879,000 in fiscal 2006 to $3,850,000 in fiscal 2007.  The decrease in check revenue primarily reflects the wind-down of the Company’s Internet wallet business and the discontinuation of services to several merchant categories that management determined were carrying unacceptable levels of business or financial risk. Total ACH transactions processed during fiscal 2007 were 27.5 million transactions, as compared to 38.0 million transactions processed in fiscal 2006, a decrease of 27.7%.

Check services revenue made up 18.6% of the total processing and transaction revenue for fiscal 2007 as compared to 24.3% of the total processing and transaction revenue for fiscal 2006.  Check-related operating loss was $1,116,000 in fiscal 2007, as compared to operating income of $4,384,000 in fiscal 2006, a decrease of 125.5%. The decrease in operating income was mainly due to the 22.0% decrease in check-related revenue due to the factors previously described.

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

Selling, general and administrative (SG&A) expenses increased 36.0% from $8,944,000 in fiscal 2005 to $12,162,000 in fiscal 2006.  This increase was primarily attributable to: 1) a $1,234,000 increase in salaries, bonus and payroll taxes due to the increase in employees to support the Company’s growth and the executive compensation expense approved by the Board of Directors for 2006, as well as an increase in bonus compensation; 2) a $1,357,000 increase in stock compensation expense as a result of the implementation of SFAS No. 123(R) starting this fiscal year, including $204,000 of additional stock compensation expense to correct certain prior year stock option errors of which $177,000 related to prior periods (see Note 15); and 3) a $648,000 increase in professional fees mainly related to Sarbanes-Oxley (“SOX”) expenses. As a percentage of total revenue, SG&A expenses remained consistent at 16.1% in fiscal 2005 and fiscal 2006.

Legal Settlements and Fees – During 2006, we settled a patent related lawsuit for $600,000 and also incurred $661,000 of related legal expenses.  During 2005, we settled a lawsuit for $450,000 and also incurred $1,349,000 of related legal expenses.

Merger Related Costs - On March 26, 2007, we mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Agreement and Plan of Merger previously entered into on December 14, 2006.  The Company incurred approximately $348,000 of legal, professional and other fees and expenses related to the merger for the year ended September 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had available cash and cash equivalents of $10,752,000, restricted cash of $1,168,000 in reserve with our primary processing banks and working capital of $10,120,000.

Accounts receivable, net of allowance for doubtful accounts, increased to $3,322,000 at September 30, 2007 from $2,914,000 at the end of fiscal 2006. Allowance for doubtful accounts, which reflects chargeback losses decreased to $321,000 at the end of fiscal 2007 from $392,000 at September 30, 2006.  The increase in accounts receivable was due to the higher processing revenue generated in fiscal 2007 and therefore higher month-end balances.  In addition, the decrease in allowance for doubtful accounts was mainly due to the write-off of receivables from certain merchants.

Net cash provided by operating activities for the year ended September 30, 2007 was $2,489,000, as compared to net cash provided by operating activities of $9,649,000 for fiscal 2006. The $7,160,000 decrease in cash from operations was primarily attributable to the $4,698,000 decrease in net income between fiscal 2007 and 2006, and a decrease of $2,841,000 in deferred income taxes.

Net cash used in investing activities was $4,906,000 for fiscal 2007 as compared to $5,197,000 for the fiscal 2006. During fiscal 2007, we purchased less equipment and incurred less capitalized software costs as compared to  fiscal 2006.

Net cash provided by financing activities was $1,565,000 for the current fiscal year as compared to $420,000 for fiscal year 2006.  During fiscal 2007, we paid off $344,000 in notes payable and capitalized leases.  During fiscal 2007, we received $838,000 from the exercise of employee stock options and $932,000 from a new equipment loan.

During 2006, we utilized the remainder of our previous net operating loss carryforwards for federal and state tax purposes.  The Company, based upon a study conducted during the year ended September 30, 2007, recorded certain research and development credits for fiscal years ended September 30, 2003 through 2007.  These research and development credits resulted in an income tax benefit of $0.8 million. We expect our effective income tax rate to be approximately 40% in 2008, and do not expect to make tax cash payments until the research and development credits and net operating loss carryforwards are fully utilized.

As of September 2007, we had a $3,000,000 working capital credit line with Bank of the West which has yet to be utilized.  We were in compliance with our amended debt covenants at September 30, 2007.

At September, 2007, we had the following contractual obligations and cash commitments:

Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Long-term debt including interest	$1,463,000	$542,000	$695,000	$226,000	$-0-
Capital lease obligations	34,000	34,000	-0-	-0-	-0-
Operating leases	499,000	499,000	-0-	-0-	-0-
Minimum vendor commitments	250,000	250,000	-0-	-0-	-0-
Total contractual cash obligations	$2,246,000	$1,325,000	$695,000	$226,000	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand.  Management believes that our cash flow from operations together with cash on hand and our established line of credit with Bank of the West will be sufficient to meet our working capital and other commitments for a period of at least twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, we did not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted the provisions of SAB No. 108 as of October 1, 2006, and it did not have a material impact to our financial condition or results of operations.

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” (FIN 48).  This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities.  Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances.  The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits.  The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.  Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions.  FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ending December 31, 2007.  We do not expect the impact of FIN 48 to be material to our consolidated financial statements.

In 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-3, “How Taxes Collected From Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. EITF 06-3 discussed the correct accounting treatment of taxes charged to a customer but collected and remitted by a reporting entity.  We currently report our revenue net of any sales tax collected on our Consolidated Statement of Operations.

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

The Financial Statements and Supplementary Data are listed under "Item 15. Exhibits, Financial Statements, and Financial Statement Schedules".

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of ECHO is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of September 30, 2007, the Company's internal control over financial reporting is effective.

Our effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 and 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of ECHO are:

Name	Position	Date first became Officer or Director

Charles J. Harris	Director, Chief Executive Officer	2005

William Wied	Chief Information Officer	2006

Alice L. Cheung	Chief Financial Officer, Treasurer	1996

Karl Asplund	Senior Vice President	2006

Sharat Shankar	Senior Vice President	2003

Patricia M. Williams	Senior Vice President	1997

Jack Wilson	Senior Vice President	1994

Kris Winckler	Senior Vice President	1999

Steve Hoofring	Senior Vice President	2003

Rick Slater	Chief Technology Officer, Vice President	1998

Herbert L. Lucas, Jr.	Director	1991

Aristides W. Georgantas	Director	1999

Richard D. Field	Director	2004

Jerry McElhatton	Director	2007

Keith Hall	Director	2007

CHARLES J. HARRIS, age 45, joined ECHO in September 2005 as President, Chief Operating Officer and a Director to serve on the Board of Directors of ECHO.  In July 2007, he was appointed Chief Executive Officer when the then-current CEO retired. Prior to joining the Company, Mr. Harris served in executive, operational and sales leadership positions at prominent organizations including Paymentech and Electronic Data Systems.  His last position was as President of Merchant Link, a wholly-owned subsidiary of Paymentech, which supplies electronic payment technologies and outsourced services to the point-of-sale market.

WILLIAM WIED, age 39, joined ECHO in January 2006 as the Company’s Chief Information Officer. Prior to joining ECHO, Mr. Wied was the Director of Software Technology for TransCore LP/Roper Industries, Scottsdale, Arizona. Prior to that, he served as Vice President of Engineering for CarrierPoint, Inc., a division of the TransCore LP group of companies. Mr. Wied’s background includes responsibility in the areas of design, development and deployment of enterprise software solutions in a number of different industries including semiconductor, telecommunications, retail and transportation logistics. Mr. Wied resigned from the company on October 31, 2007.

ALICE L. CHEUNG, age 50, has served as Treasurer and Chief Financial Officer since July 1996.  Ms. Cheung  became a Certified Public Accountant in May 1982.  From February 1988 to January 1996, Ms. Cheung was the Treasurer and Chief Financial Officer of American Mobile Systems (AMS). AMS merged with Nextel Communications, Inc. in 1995.  Ms. Cheung is an active member of the American Institute of Certified Public Accountants and Financial Executive Institute.

KARL ASPLUND, age 46, joined ECHO in May 2006 in the newly established position of Senior Vice President of Sales.  Before joining ECHO, Mr. Asplund was the Senior Vice President of Genpass Technologies in Irving, Texas.  Prior to that, he served as Group Manager of Business Development for First USA/Paymentech and was the Founder and President of Merchant Card Management Systems.

SHARAT SHANKAR, age 37, joined ECHO in June 2003 as Vice President Risk Management and Business Intelligence and in December 2003, he was promoted to Senior Vice President.  In April 2005, Mr. Shankar was appointed to hold the position of General Manager Check Services. In January 2006, he was given the additional responsibility of building and leading the strategic partnership group focused on growth through mutually beneficial alliances.  Prior to joining ECHO, Mr. Shankar worked at TeleCheck for approximately eight years where he held a variety of positions leading up to Vice President of Risk Management. Prior to TeleCheck, Mr. Shankar held positions at MetLife as well as Hong Kong and Shanghai Bank, Madras, India.

PATRICIA M. WILLIAMS, age 42, joined ECHO in September 1996, serving as Director of Program Management. Ms. Williams was appointed Vice President Corporate Program Management in October 1997 and Vice President  Check Services in October 2001. In June of 2003, Ms. Williams was appointed to the position of Vice President  Sales and Marketing and in December 2003, was promoted to Senior Vice President. In April 2005 Ms. Williams was appointed to hold the position of General Manager of Credit Card Services. Prior to joining ECHO, Ms. Williams was an Operations Manager for Bank of America Systems Engineering in San Francisco. Ms. Williams has also served as a Senior Program manager for the Los Angeles office of LANSystems, Inc., a nationwide systems integrator as well as a Senior Project Manager and Systems Engineer for Bank of America Systems Engineering in Los Angeles.

JACK WILSON, age 63, has served as Vice President of Merchant Services since June 1994 and was Director of Bankcard Relations for ECHO from October 1992 until May 1994.  In December 2003, he was promoted to Senior Vice President Merchant Services and in April 2005, he was appointed to the position of Senior Vice President Credit Card Services. Mr. Wilson served as Vice President for Truckee River Bank from August 1989 until September 1992.  Previously, he was Senior Vice President/Cashier of Sunrise Bancorp and a Vice President of First Interstate Bank.

KRIS WINCKLER, age 42, joined ECHO in April, 1999, as Vice President of ECHO’s XPRESSCHEX subsidiary.  In December 2003, he was promoted to Senior Vice President Product and Strategic Planning and in April 2005, he was appointed to the position of Senior Vice President Check Services. Prior to joining ECHO, Mr. Winckler was a consultant at Andersen Consulting and the President of Magic Software, a company specializing in check verification, conversion, and ACH software.  Mr. Winckler has been active in the check and collection industry for over ten years and has been a member of the Electronic Check Council of NACHA since 1998.

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

STEVE HOOFRING, age 47, joined ECHO in October 2001 as Implementation Manager for the Check Services group and was appointed Vice President Visa POS Check and Client Services in October 2003 and Senior Vice President Operations in August 2005. Mr. Hoofring was President of Running Dog Software, Inc., which developed ‘Enterprise’ software for small to medium size businesses.  Prior to this, Mr. Hoofring held several management positions with Emerson Power Transmission, a subsidiary of Emerson Electric, Inc.

SHAWN ALIKIAN, age 37, joined ECHO as General Counsel in May 2007. Mr. Alikian was the founder and Executive Vice President of After Hours Pediatrics, Inc., an exclusive pediatric urgent care center.  Prior to this, Mr. Alikian was Division Counsel and Senior Vice President of Corporate Development at Homestore, Inc. In addition, Mr. Alikian was the General Counsel at Homes.com, Inc. and practiced as a corporate attorney at several large law firms.

HERBERT L. LUCAS, JR., age 81, has been a Director since 1991. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a member of the Board of Directors of the Carnation Company.  Since 1982, Mr. Lucas has managed his family investment business.  He has served on the Board of Directors of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., Scolr Pharma, Inc. and Sunworld International Airways, Inc.  Mr. Lucas has served as a Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, The Morgan Library, National Association of Independent Schools and Winrock International. He was formerly a member of the Board of Trustees of Princeton University.

ARISTIDES W. GEORGANTAS, age 63, has served as a Director since February 1999.  Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank’s Global Asset Management/Private Banking Division.  He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Corporation, the Glenmede Trust Company, Mathematica Policy Research, Inc. the Pew Charitable Trusts, and the Rita Allen Foundation.

RICHARD D. FIELD, age 67, became a Director of ECHO in July 2004. Mr. Field has worked in the financial services industry for over 40 years as an executive of the Bank of New York, Chase, and Citigroup, and a director of Mastercard International and Chairman of its U.S. Board.  Since retiring from full time employment in 1997, he has continued his career in the specialty financial areas as a co-founder and director of LendingTree, Inc. as well as serving on the boards of Providian Financial Corporation and HPSC, Inc.

KEITH B. HALL, age 54, became a director in October 2007.  Mr. Hall recently retired as the Senior Vice President and Chief Financial Officer of LendingTree, Inc., which went public under his tutelage in 2000.  LendingTree was subsequently purchased by InterActive Corp. (IACI).  Prior to LendingTree, Mr. Hall held chief financial officer positions with three public companies (Broadway & Seymour, Inc., Loctite Corporation, and Legent Corporation), all of which were subsequently acquired. He also was employed for over twelve years in various financial positions at United Technologies Corporation (UTX), including chief financial officer of Carrier Corporation’s North American Operations. Mr. Hall currently serves on the Board of privately-held NewRiver, Inc. and on the Board of Trustees at Coe College.

JERRY McELHATTON, age 68, became a Director of ECHO in July 2007. Mr. McElhatton served as the President of Global Technology and Operations for MasterCard International from 1994 to 2005 and as President and Chief Executive Officer of Payment Systems Technology and Consulting from 1988 to 1994.  Mr. McElhatton currently is President of Virtual Resources, Inc. which provides strategic direction, consulting, and managed services to numerous payment systems, technology clients and has a management contract and holds the position of CEO of a major call center company.  Additionally, he serves as a director on the board of Center for Security Technologies, Enterprise Bank and Trust, as well as serving on the Board of Advisors of the Washington University Business School and a Trustee for the University of Dallas.

All directors are to be elected to three year terms by the stockholders and serve until their respective terms have expired. The Annual Meeting of Stockholders was held on July 2, 2007, and the election of directors was held at that time.  All officers serve at the pleasure of our Board of Directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Messrs. Aristides W. Georgantas and Keith B. Hall are both “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.  Messrs. Georgantas and Hall are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Identification of Audit Committee

Our Board of Directors has a separately standing Audit Committee.  The Audit Committee currently consists of Richard D. Field, Aristides W. Georgantas, Herbert L. Lucas, Jr., Jerry McElhatton, and Keith Hall.  Messrs. Field, Georgantas,  Lucas, McElhatton and Hall are “independent directors” within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee’s primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2007, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for  H. Eugene Lockhart, our director, Patricia Williams, our Senior Vice President, and Kris Winckler, our Senior Vice President, each of whom did not timely file one Form 4.

ITEM 11.	Executive Compensation

The information concerning executive compensation will appear in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year (the “Proxy Statement”), and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive Proxy Statement and is incorporated herein by e\reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationship and related transactions will appear in our definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information concerning principal accounting fees and services will appear in our definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

   (1)  Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Exhibits:

Exhibit Number	Description of Document

2.1	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[3]
2.2	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[4]
2.3	Agreement and Plan of Merger dated December 14, 2006 by and among Intuit Inc., Elan Acquisition Corporation and Electronic Clearing House, Inc. [11]
2.4	Mutual Termination and Release Agreement dated as of March 26, 2007 by and among Electronic Clearing House, Inc., Intuit Inc., and Elan Acquisition Corporation. [12]
3.1	Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. [10]
3.1.1	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1990. [10]
3.1.2	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 27, 1991. [10]

3.1.3	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on August 5, 1993. [10]
3.1.4	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1995. [10]
3.1.5	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1997. [10]
3.1.6	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on March 13, 1998. [10]
3.1.7	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1999. [10]
3.1.8	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 6, 2001. [10]
3.2	By-Laws of Bio Recovery Technology, Inc.[1]
3.2.1	Amendment to the By-Laws of Electronic Clearing House, Inc., dated April 25, 2005. [10]
3.2.2	Amendment to the By-Laws of Electronic Clearing House, Inc., dated September 9, 2005. [10]
4.1	Amended and Restated Rights Agreement between Electronic Clearing House, Inc. and OTR, Inc., dated January 29, 2003. [5]
4.1.1	Amendment Number One to Amended and Restated Rights Agreement dated September 27, 2004. [6]
4.1.2	Amendment Number Two to Amended and Restated Rights Agreement dated December 14, 2006. [11]
4.1.3	Amendment Number Three to Amended and Restated Rights Agreement dated April 24, 2007. [13]
4.2	Specimen Common Stock Certificate. [2]
4.3	Amended and Restated 2003 Incentive Stock Option Plan. [7]
4.4	Amended and Restated 1992 Officers and Key Employees Incentive Stock Option Plan. [8]
10.35	Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. [14]
10.46	Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[4]
10.47	Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[4]
10.48	Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc., dated December 12, 2000.[15]
10.51	Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc. dated December 12, 2000. [16]
10.52	Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [16]
10.53	Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [16]
10.56
Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010.[17]

10.57
First Amendment to Lease dated July 10, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [10]

10.58
Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [18]

10.60	Sample Amended and Restated Separation Agreement between Electronic Clearing House, Inc. and Company Executives.
10.61	Form of Voting Agreement between Intuit Inc. and the Officers and Directors of Electronic Clearing House, Inc. [11]
10.62	Electronic Clearing House, Inc. Non-Prosecution Agreement dated March 27, 2007, with the United States Attorney for the Southern District of New York. [12]
10.63	Separation and Release Agreement between Electronic Clearing House, Inc. and Joel M. Barry dated August 10, 2007 and effective July 2, 2007.
10.64	Form of Indemnification Agreement.
11.1	Statement re computation of per share earnings, incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.
21.0	Subsidiaries of Registrant as of September 30, 2006. [10]

23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of BDO Seidman, LLP
24.1	Power of Attorney [9]
31.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
_________________________________

[1]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
[2]	Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
[3]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
[4]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
[5]	Filed as an Exhibit to Registrant’s Form 8-A dated February 10, 2003 and incorporated herein by reference.
[6]	Filed as an Exhibit to Registrant’s Form 8-K dated September 30, 2004 and incorporated herein by reference.
[7]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 7, 2005 and incorporated herein by reference.
[8]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 4, 1999 and incorporated herein by reference.
[9]	Included on signature page.
[10]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference.
[11]	Filed as an Exhibit to Registrant’s Form 8-K dated December 14, 2006 and incorporated herein by reference.
[12]	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2007 and incorporated herein by reference.
[13]	Filed as an Exhibit to Registrant’s Form 8-K dated April 26, 2007 and incorporated herein by reference.
[14]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
[15]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
[16]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
[17]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
[18]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CLEARING HOUSE, INC.

By:	/s/ Charles J. Harris
Charles J. Harris, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Charles J. Harris and Alice L. Cheung, and each of them, as their true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Charles J. Harris	Director, Chief Executive
Charles J. Harris	Officer	)	December 14, 2007
)
/s/ Aristides W. Georgantas	Director	)
Aristides W. Georgantas		)
)
/s/ Herbert L. Lucas, Jr.	Director	)
Herbert L. Lucas, Jr.		)
)
/s/ Richard D. Field	Director	)
Richard D. Field		)
)
/s/ Jerry McElhatton	Director	)
Jerry McElhatton		)
)
/s/ Keith Hall	Director	)
Keith Hall	Keith Hall	)
)
/s/ Alice L. Cheung	Chief Financial Officer	)
Alice L. Cheung	and Treasurer	)
)
/s/ Jeffrey Jacobs	Director of Accounting	)
Jeffrey Jacobs		)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Electronic Clearing House, Inc.
Camarillo, California

We have audited the accompanying consolidated balance sheets of Electronic Clearing House, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Clearing House, Inc. and subsidiaries as of September 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Clearing House, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 14, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, CA
December 14, 2007

To the Stockholders and Board of Directors of
Electronic Clearing House, Inc.
Camarillo, California

We have audited Electronic Clearing House, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2007and 2006 and our report dated December 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects,  the results of operations and cash flows of Electronic Clearing House, Inc. and its subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) 2 for the year ended September 30, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
December 7, 2005

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,752,000	$11,604,000
Restricted cash	1,168,000	1,594,000
Settlement deposits and funds held in trust	4,588,000	23,282,000
Settlement receivables less allowance of $58,000 and $16,000	1,163,000	1,499,000
Accounts receivable less allowance of $321,000 and $392,000	3,322,000	2,914,000
Prepaid expenses and other assets	522,000	494,000
Deferred tax asset	425,000	506,000
Total current assets	21,940,000	41,893,000

Noncurrent assets:
Property and equipment, net	2,444,000	2,521,000
Software, net	10,535,000	10,340,000
Other assets, net	215,000	253,000

Total assets	$35,134,000	$55,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$493,000	$291,000
Accounts payable	657,000	352,000
Accrued expenses	1,989,000	1,643,000
Accrued professional fees	902,000	614,000
Settlement payable and trust payable	5,751,000	24,781,000
Accrued compensation expenses	2,028,000	1,670,000
Total current liabilities	11,820,000	29,351,000

Noncurrent liabilities:
Long-term debt, net of current portion	834,000	448,000
Deferred tax liability	-0-	2,922,000
Total liabilities	12,654,000	32,721,000

Commitments and contingencies (see Note 13)	-	-
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2007 and September 30, 2006	-0-	-0-
Common stock, $.01 par value, 36,000,000 shares authorized; 7,056,848 and 6,839,333 shares issued, 7,018,579 and 6,801,064 shares outstanding, respectively	70,000	68,000
Additional paid-in capital	29,923,000	27,350,000
Accumulated deficit	(7,047,000)	(4,666,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)

Total stockholders' equity	22,480,000	22,286,000
Total liabilities and stockholders' equity	$35,134,000	$55,007,000

See accompanying notes to consolidated financial statements.

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2007	2006	2005

REVENUES	$76,884,000	$75,311,000	$55,551,000

COSTS AND EXPENSES:
Processing and transaction expense	54,158,000	50,072,000	35,867,000
Other operating costs	6,523,000	5,775,000	5,653,000
Research and development expense	2,134,000	1,539,000	1,609,000
Selling, general and administrative expenses	14,036,000	12,162,000	8,944,000
Legal settlements and fees	3,180,000	1,261,000	1,799,000
Merger related costs	934,000	348,000	-0-
Severance costs	1,031,000	-0-	-0-

	81,996,000	71,157,000	53,872,000

(Loss) income from operations	(5,112,000)	4,154,000	1,679,000

Interest income	488,000	289,000	136,000
Interest expense	(66,000)	(92,000)	(113,000)
(Loss) income before benefit (provision) for income taxes	(4,690,000)	4,351,000	1,702,000

Benefit (provision) for income taxes	2,309,000	(2,034,000)	(669,000)

Net (loss) income	$(2,381,000)	$2,317,000	$1,033,000

Basic net (loss) earnings per share	$(0.35)	$0.35	$0.16

Diluted net (loss) earnings per share	$(0.35)	$0.33	$0.15

Weighted average shares outstanding:
Basic	6,747,092	6,613,541	6,485,125
Diluted	6,747,092	7,004,557	6,939,381

See accompanying notes to consolidated financial statements.

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Stock		Common	Additional Paid-in	Treasury	Unearned Stock	Accumulated
	Treasury	Common	Stock	Capital	Stock	Compensation	Deficit	Total

Balance at September 30, 2004	38,269	6,451,331	64,000	$24,658,000	$(466,000)	$-0-	$(8,016,000)	$16,240,000

Exercise of stock options		119,200	1,000	393,000				394,000
Issuance of restricted stock		50,000	1,000	424,000		(419,000)		6,000
Expense related to stock option issuance				8,000				8,000
Tax benefit from stock options exercised				91,000				91,000
Net income							1,033,000	1,033,000

Balance at September 30, 2005	38,269	6,620,531	66,000	25,574,000	(466,000)	(419,000)	(6,983,000)	17,772,000

Exercise of stock options		131,200	1,000	579,000				580,000
Issuance of restricted stock		83,088		-0-				-0-
Amortization of restricted stock grants				207,000				207,000
Issuance of restricted stock to
outside director		4,514	1,000	49,000				50,000
Share-based compensation expense – options				909,000				909,000
Share-based compensation expense – performance				217,000				217,000
Reclassification in connection with
adopting SFAS No. 123R				(419,000)		(419,000)		-0-
Excess tax benefit from stock-based
compensation				234,000				234,000
Net income							2,317,000	2,317,000

Balance at September 30, 2006	38,269	6,839,333	68,000	27,350,000	(466,000)	-0-	(4,666,000)	22,286,000

Exercise of stock options		188,450	2,000	836,000				838,000
Issuance of restricted stock		27,500		-0-				-0-
Forfeiture of restricted stock grants		(14,012)		-0-				-0-
Issuance of restricted stock to outside directors		15,577		13,000				13,000
Amortization of restricted stock grants				329,000				329,000
Share-based compensation expense – options				664,000				664,000
Share-based compensation expense – performance				354,000				354,000
Excess tax benefit from stock-based compensation				139,000				139,000
Share-based compensation expense related to severance costs				238,000				238,000
Net loss							(2,381,000)	(2,381,000)

Balance at September 30, 2007	38,269	7,056,848	$70,000	$29,923,000	$(466,000)	$-0-	$(7,047,000)	$22,480,000

See accompanying notes to consolidated financial statements.

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,381,000)	$2,317,000	$1,033,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of assets	324,000	84,000	-0-
Depreciation	978,000	891,000	776,000
Amortization of software and other intangibles	3,524,000	2,617,000	1,865,000
Provisions for losses on accounts and notes receivable	311,000	380,000	43,000
Provision for obsolete inventory	-0-	-0-	10,000
Deferred income taxes	(2,841,000)	1,598,000	532,000
Stock-based compensation	1,627,000	1,383,000	14,000
Tax benefit from exercise of stock option	-0-	-0-	91,000
Excess tax benefit from stock-based compensation	(139,000)	(234,000)	-0-
Changes in assets and liabilities:
Restricted cash	426,000	(146,000)	(424,000)
Settlement deposits and funds held in trust	18,694,000	(6,188,000)	1,188,000
Accounts receivable	(668,000)	(882,000)	(518,000)
Settlement receivable	285,000	(612,000)	(484,000)
Settlement payable and trust payable	(19,030,000)	6,809,000	(707,000)
Accrued compensation expenses	329,000	789,000	181,000
Accounts payable	305,000	47,000	-0-
Accrued professional fees	288,000	117,000	286,000
Accrued expenses	485,000	788,000	(3,000)
Prepaid expenses	(28,000)	(109,000)	5,000
Net cash provided by operating activities	2,489,000	9,649,000	3,888,000

Cash flows from investing activities:
Other assets	-0-	3,000	4,000
Purchase of equipment	(948,000)	(1,084,000)	(781,000)
Purchased and capitalized software	(3,958,000)	(4,116,000)	(3,859,000)

Net cash used in investing activities	(4,906,000)	(5,197,000)	(4,636,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	932,000	-0-	400,000
Repayment of notes payable	(344,000)	(282,000)	(438,000)
Repayment of capitalized leases	-0-	(112,000)	(452,000)
Proceeds from exercise of stock options	838,000	580,000	394,000
Excess tax benefit from stock-based compensation	139,000	234,000	-0-

Net cash provided by (used in) financing activities	1,565,000	420,000	(96,000)

Net (decrease) increase in cash	(852,000)	4,872,000	(844,000)
Cash and cash equivalents at beginning of period	11,604,000	6,732,000	7,576,000

Cash and cash equivalents at end of period	$10,752,000	$11,604,000	$6,732,000

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

Computer equipment and software	3-5 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Useful life or life of lease, whichever is shorter

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss to reduce the carrying amount of the asset to its fair value.  There was no impairment recognized during the years ended September 30, 2007, 2006 or 2005.

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

NOTE 1: (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, and operating loss and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

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

Stock-Based Compensation

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123(R), Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not issued any stock options since the adoption of SFAS No. 123(R).  See Note 12 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of stock-based compensation.

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

NOTE 1: (Continued)

Fair Value of Financial Instruments

The amount recorded for financial instruments in the Company's consolidated financial statements approximates their fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Reclassifications

Certain amounts in the September 30, 2006 and 2005 consolidated financial statements have been reclassified to conform to the current year presentation.

At September 30, 2005, the Company reclassified a small portion of Settlement Receivable relating to an accrual resulting in a corresponding reduction of Settlement Payable.  The Statement of Cash Flows was also adjusted accordingly for the affected periods.

New Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements..

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS No. 159”)”. SFAS No. 159 permits entities to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) “Considering the Effects of Prior Year Restatements when Quantifying Misstatements in Current Year Financial Statements”,which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted the provisions of SAB No. 108 as of October 1, 2006, and it did not have a material impact to its financial condition or results of operations.

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48).  This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities.  Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances.  The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits.  The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.  Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions.  FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ended December 31, 2007.  Management of the Company does not expect the impact of FIN 48 to be material to the Company’s consolidated financial statements.

NOTE 1: (Continued)

In 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-3, “How Taxes Collected From Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”.  EITF 06-3 discussed the correct accounting treatment of taxes charged to a customer but collected and remitted by a reporting entity.  The Company currently reports its revenue net of any sales tax collected on its Consolidated Statement of Operations.

Concentration of Business and Credit Risks

The Company operates in the market for electronic payment processing in the United States.  The industry is characterized by ongoing technological developments, frequent new product introductions and changes in end user requirements. The Company’s future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner that meet customer requirements, and to respond to competitive pressures and technological advances.  Further, the emergence of new industry standards, whether through adoption by regulatory agencies or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services. The Company currently has two primary bankcard processing and sponsorship relationships. The Company also maintains several banking relationships for ACH processing.  While we believe our banking relationships are sound, we can not assure that these banks will not restrict our increasing processing volume or that we will always be able to maintain these relationships or establish new banking relationships.

During the year ended September 30, 2007, one customer accounted for 10.1% of total revenue.  No customer accounted for 10% or more of total revenue for the fiscal years 2006 and 2005. At September 30, 2007 and 2006, one customer accounted for 19.0% and 12.2%, respectively, of the net accounts receivable balance.

Bankcard and transaction processing services accounted for approximately 81.4%, 75.7% and 74.0% of total revenue for the years ended September 30, 2007, 2006 and 2005, respectively.  Check related revenue accounted for approximately 18.6%, 24.3% and 26.0% of total revenue for the years ended September 30, 2007, 2006, and 2005, respectively.

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

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution.  At September 30, 2007 and 2006, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits in the amount of $14,414,000 and $11,644,000, respectively.

NOTE 2 -STATEMENT OF CASH FLOWS:

	September 30
	2007	2006	2005
Cash paid for:
Interest	$66,000	$92,000	$113,000
Income taxes	310,000	126,000	154,000

Significant non-cash transactions for fiscal 2007 are as follows:

•	Restricted stock valued at $372,000 was issued to certain executives and employees.

Significant non-cash transactions for fiscal 2006 are as follows:

•	Restricted stock valued at $1,060,000 was issued to certain executives and employees.

•	Capital equipment of $2,000 was acquired under a capital lease.

Significant non-cash transactions for fiscal 2005 are as follows:

•	A note was issued for $39,000 for the purchase of capital equipment.

•	Restricted stock valued at $425,000 was issued to an executive of the company.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment are comprised of the following:

	September 30
	2007	2006

Computer equipment	$5,664,000	$5,052,000
Furniture, fixtures and equipment	1,224,000	1,066,000
Leasehold improvements	263,000	195,000
Auto	17,000	56,000

Cost	7,168,000	6,369,000

Less: accumulated depreciation and amortization	(4,724,000)	(3,848,000)

Net book value	$2,444,000	$2,521,000

Included in property and equipment are assets under capital lease of $155,000 at September 30, 2007 and 2006, with related accumulated depreciation of $123,000 and  $92,000.  Amortization of assets recorded under capital leases is included with depreciation expense.

NOTE 4 – CAPITALIZED SOFTWARE

The following table sets forth information regarding the costs associated with software purchased and developed for internal use:

	September 30
	2007	2006

Capitalized software	$21,238,000	$18,775,000

Less: accumulated amortization	(10,703,000)	(8,435,000)

Net book value	$10,535,000	$10,340,000

NOTE 5 – OTHER ASSETS

Other assets consist of the following:

	September 30
	2007	2006

Patents	$173,000	$173,000
Trademarks	280,000	280,000
Other	160,000	160,000

Cost	613,000	613,000
Less: accumulated amortization	(398,000)	(360,000)

Net Book Value	$215,000	$253,000

Amortization expense for each of the years ended September 30, 2007, 2006 and 2005 was $38,000.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is $38,000.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes consists of the following components:

	September 30
	2007	2006	2005

Current
Federal	$662,000	$258,000	$-0-
State	(124,000)	193,000	5,000
Total current provision	538,000	451,000	5,000
Deferred
Federal	(2,047,000)	1,369,000	537,000
State	(800,000)	214,000	127,000
Total deferred provision (benefit)	(2,847,000)	1,583,000	664,000

Income tax provision (benefit)	$(2,309,000)	$2,034,000	$669,000

NOTE 6: (Continued)

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	September 30
	2007	2006	2005

U.S. Federal statutory tax rate	(34.00%)	34.00%	34.00%
Add (deduct):
Stock-based compensation	2.60%	4.70%	-0-
State and local taxes	(4.00%)	6.20%	5.10%
Change in valuation allowance	2.60%	-0-	-0-
Research and development credit	(16.80%)	-0-	-0-
All other	0.40%	1.80%	0.20%

Effective tax rate	(49.20%)	46.70%	39.30%

Components of the deferred tax asset (liabilities) include:

	September 30
	2007	2006
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$1,116,000	$-0-
Research and development credit	1,464,000	-0-
Reserve for bad debts	63,000	41,000
Performance stock grant	263,000	99,000
Accrued bonus and severance	585,000	317,000
State tax expense	2,000	32,000
Business credit	25,000	25,000
AMT credit	164,000	90,000
Other	5,000	20,000
Total gross deferred tax assets	3,687,000	624,000

Less valuation allowance on deferred tax assets	(122,000)	-0-
Deferred tax assets	3,565,000	624,000
Deferred tax liabilities:
Capitalized software	(3,140,000)	(3,040,000)
Net deferred tax assets (liabilities)	$425,000	$(2,416,000)

The Company, based upon a study conducted during the year ended September 30, 2007, recorded certain research and development credits for fiscal years ended September 30, 2003 through 2007.  These research and development credits resulted in an income tax benefit of $0.8 million, net of reserve.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon the future utilization of the resulting research and development credit carryforwards.  As of September 30, 2007, the Company recognized a valuation allowance of $122,000 on some portion of the Company’s deferred tax assets.

NOTE 6: (Continued)

The Company had total federal and state NOL carryforwards of approximately $3.3 million each available to offset future taxable income at September 30, 2007.  If not used to offset future taxable income, the federal NOLs will expire between the fiscal years 2024 and 2026 and the state NOLs wil expire between the fiscal years 2011 and 2026. The Company has research and development credits of $1.5 million at September 30, 2007 expiring between fiscal years 2022 and 2026, except for the state research and development credit of $0.8 million, which has no limit on the carryforward period.

NOTE 7 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings and long-term debt consist of the following:

	September 30
	2007	2006

Term loan, collateralized by various assets of the Company, due July, 2011, interest at 7.62% at September 30, 2007	$899,000	$-0-

Term loan, collateralized by various assets of the Company, due October 2008, interest at prime rate plus .50%, 8.25% at September 30, 2007	162,000	312,000

Term loan, collateralized by various assets of the Company, due January 2010, interest at 7.32%	233,000	333,000

Term loan, collateralized by an asset of the Company, due March 2010, interest at 2%, paid in full during 2007	-0-	28,000

Capital leases	33,000	66,000

	1,327,000	739,000
Less: current portion	(493,000)	(291,000)

Long-term debt	$834,000	$448,000

The weighted average interest rate on the prime rate term loans for the period they were outstanding during the year ended September 30, 2007 was 8.74%.

The term loans contain restrictive debt covenants consisting of quick ratio, cash flow to debt ratio, debt service coverage ratio and tangible net worth requirements. The Company obtained a modification for the cash flow to debt ratio covenant with which it was not in compliance at June 30, 2007 and for the remainder of the fiscal year.. The Company has a $3,000,000 credit line with a bank, which was unused during fiscal year 2007.  The credit line matures in April 2008 and is collateralized by assets of the Company.  The credit line also contains restrictive covenants, including quick ratio, debt service coverage ratio and tangible net worth requirements.  The Company was in compliance with each of these covenants as of September 30, 2007.

NOTE 7: (Continued)

Future maturities of debt are as follows:

Fiscal year ended September 30

2008	$493,000
2009	339,000
2010	277,000
2011	218,000
$1,327,000

NOTE 8 – SETTLEMENTS PAYABLE AND DEPOSITS

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

Included in settlement deposits was $733,000 and $983,000 of funds held in trust at September 30, 2007 and 2006, respectively.  In addition, included in settlement payable was $733,000 and $983,000 of trust payable at September 30, 2007 and 2006, respectively.

NOTE 9 –  ACCRUED EXPENSES:

Accrued expenses are comprised of the following:
	September 30
	2007	2006

Accrued bankcard fees	$588,000	$435,000
Accrued communication costs	173,000	113,000
Accrued commission	316,000	294,000
Accrued merchant deposits	565,000	565,000
Income tax payable	-0-	54,000
Other	347,000	182,000
	$1,989,000	1,643,000

NOTE 10 – 401(K) PLAN

Employees who are eligible to participate in the Electronic Clearing House, Inc. 401(k) Plan may contribute up to 90% of their pre-tax salary to the Plan, subject to limitations imposed by the Internal Revenue Code.  Full-time and part-time employees who work at least 500 hours per year are eligible to enroll if they are at least 21 years of age and have worked for the Company for six months. The Plan allows the Company to make matching contributions.  During fiscal 2006, we matched employee contributions of 50% of the first 6% of salary contributed by the employee, subject to IRS limitations.  Twenty percent of matching contributions vest after two years of service by the employee and 20% of matching contributions vests yearly thereafter.  Matching contributions were $245,000 in fiscal 2007, $196,000 in fiscal 2006 and $158,000 in fiscal 2005.  Participating employees who are age 50 or older may also make catch-up contributions; however, these contributions are not matched.

NOTE 11 - STOCKHOLDERS' EQUITY:

Amended and Restated Rights Agreement

The Company is a party to an Amended and Restated Rights Agreement dated January 29, 2003 as amended.  As amended, the Rights Agreement provides that all stockholders have one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company four one-hundredths of a share of Series A Junior Participating Preferred Stock, $0.01 par value ("Preferred Stock") of the Company at a price of $2.00 per one one-hundredth of a share of Preferred Stock ("Purchase Price").  However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.

Generally, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock while the Rights Agreement remains in place, then, unless the Rights are redeemed by the Company, the Rights will become exercisable by all holders of rights other than the acquiring person or group for the Company’s shares or shares of the third party acquirer having a value of eight times the Right’s then-current exercise price.  The Rights Agreement is designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of the Company’s shareholders.  The Rights Agreement was not adopted in response to any efforts to acquire the Company.

Prior to September 30, 2006, two Rights existed for each outstanding share of common stock of the Company.  On September 30, 2006, one of the Rights expired.  The remaining Right will expire on January 29, 2013, unless such Right is earlier redeemed or exchanged by the Company as described in the Rights Agreement.

Each 1/100th of a share of Preferred Stock carries with it the following principal rights (at such time as, and only if, a Right becomes exercisable): (a) one vote, voting together with the Common Stock, (b) a minimum preferential dividend payment of one times the dividend declared for the Common Stock (when, as and if declared), (c) in the event of a merger, consolidation, or other transaction in which Common Stock is exchanged, each 1/100th of a share of Preferred Stock will be entitled to receive the amount received per share of Common Stock, and (d) in the event of a liquidation, each 1/100th of a share of Preferred Stock will receive a $1.00 minimum preferential liquidation payment, in addition to the payment made for each share of Common Stock.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	September 30
	2007	2006	2005

Numerator:
Net income	$(2,381,000)	$2,317,000	$1,033,000

Denominator:
Weighted average shares outstanding for basic (loss) earnings per share	6,747,092	6,613,541	6,485,125
Effect of dilutive stock options and restricted stock units	-0-	391,016	454,256
Adjusted weighted average shares outstanding for diluted (loss) earnings per share	6,747,092	7,004,557	6,939,381

Basic net (loss) earnings per share	$(0.35)	$0.35	$0.16

Diluted net (loss) earnings per share	$(0.35)	$0.33	$0.15

Due to the net loss for the fiscal year ended September 30, 2007, the diluted share calculation result was antidilutive.  Thus, the basic weighted average shares were used and potential common shares of approximately 888,000 shares were excluded from the calculations. For the years ended September 30, 2006 and 2005, approximately 14,000 and  72,500 shares, respectively, attributable to the exercise of outstanding options and restricted stock grants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

NOTE 12 - COMMON STOCK OPTIONS AND RESTRICTED STOCK:

As a result of the adoption of SFAS No. 123 (R), the Company’s net income for the years ended September 30, 2007 and 2006 includes $1,627,000 and $1,383,000 of compensation expense and $14,000 and $13,000, respectively, of income tax benefits related to the Company’s stock options for the years then ended.  The effect of adopting SFAS No. 123 (R) had a negative effect to basic and diluted earnings per common share for the year ended September 30, 2007 of $0.15, and $0.13 and $0.12 for basic and diluted earnings, respectively, for the year ended September 30, 2006. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Prior to the Company’s adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the disqualified dispositions of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows.  SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

Stock Options:

At September 30, 2007, the Company had one stock option plan.  Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 1,150,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company.  At September 30, 2007, only 74,324 shares remained available for future grant under the plan.  Options cancelled due to forfeiture or expiration return to the pool available for grant.  The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years.  Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award.  The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates.  The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date.  All options outstanding at September 30, 2007 were issued at 100% of the fair market value of the stock at the date of grant (except for certain option grants with measurement date errors – see Note 14) and have five-year vesting terms.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the year ended September 30, 2005.  There were no options granted during the years ended September 30, 2006 and 2007.

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

A summary of the status of the Company’s stock option plan as of September 30, 2006 and 2007 and of changes in options outstanding under the plan during the years ended September 30, 2006 and 2007 is as follows:

NOTE 12: (Continued)

		Weighted-
		Average	Weighted-
		Exercise	Average Remaining	Aggregate
	Number of	Price per	Contractual Term	Intrinsic
	Shares	Share	(in years)	Value

Options outstanding at September 30, 2005	1,116,125	$5.51

Options granted	-0-

Options exercised	(131,200)	$4.42

Options forfeited or expired	(12,650)	$9.00

Options outstanding at September 30, 2006	972,275	$5.61	6.4	$12,099,000

Options granted	-0-

Options exercised	(188,450)	$4.44

Options forfeited or expired	(15,900)	$8.82

Options outstanding at September 30, 2007	767,925	$5.94	5.0	$3,733,000

Options vested and exercisable at September 30, 2006	481,675	$5.03	5.3	$6,272,000

Options vested and exercisable at September 30, 2007	517,525	$5.55	4.1	$2,719,000

Nonvested share activity under our Stock Option Plan for the years ended September 30, 2006 and 2007 is summarized as follows:

		Weighted
	Nonvested	Average
	Number	Grant-Date
	Of Shares	Fair Value

Nonvested balance at October 1, 2005	684,625	$4.28
Vested	(193,625)	$3.80
Forfeited	(400)	$0.93

Nonvested balance at September 30, 2006	490,600	$4.47
Vested	(230,800)	$3.98
Forfeited	(9,400)	$5.62

Nonvested balance at September 30, 2007	250,400	$4.68

NOTE 12: (Continued)

As of September 30, 2007, there was $802,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

Cash received from stock option exercises for the years ended September 30, 2007, 2006, and 2005 was $838,000, $580,000 and $394,000, respectively. The income tax benefits from stock option exercises totaled $139,000, $234,000, and $91,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

For stock options granted prior to the adoption of SFAS No. 123(R), the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in determining stock-based compensation for awards under the plan:

For the Fiscal Year Ended
September 30,
2005

Net income, as reported	$1,033,000

Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,000

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(529,000)

Pro forma net income	$509,000

Earnings per common share:

Basic – as reported	$0.16
Basic – pro forma	$0.08.

Diluted – as reported	$0.15
Diluted – pro forma	$0.07

Restricted Stock:

Restricted Stock is granted under the 2003 Plan.  Compensation expense related to restricted stock issued is recognized ratably over the service vesting period.  Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates.  As of September 30, 2007, there was $1,315,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.85 years.

NOTE 12: (Continued)

A summary of the status of the Company’s restricted stock awards as of September 30, 2006 and 2007, and of changes in restricted stock nonvested under the plan during the years ended September 30, 2006 and 2007, is as follows:

		Weighted-Average
		Grant Date
	Number	Fair Value
	Of Shares	Per Share

Restricted stock awards nonvested at September 30, 2005	50,000	$8.50

Shares issued	87,602	$12.67
Shares vested	(22,029)	$9.62
Shares forfeited	-0-	$-0-

Restricted stock awards nonvested at September 30, 2006	115,573	$11.44

Shares issued	43,077	$12.27
Shares vested	(24,940)	$11.28
Shares forfeited	(14,012)	$10.25

Restricted stock awards nonvested at September 30, 2007	119,698	$11.92

The Company issued 1,077 and 4,514 shares of restricted stock as compensation in lieu of cash payments to one outside director during 2007 and 2006, respectively.  The Company issued an additional 14,500 shares of restricted stock to its outside directors as compensation during 2007.

Common Stock issued and outstanding in Stockholders’ Equity includes 161,076 and 133,088 shares of restricted stock grants at September 30, 2007 and September 30, 2006, respectively, of which 119,698 and 115,573 were unvested at each respective year end.

The Company had a 1992 Officers and Key Employees Incentive Stock Option Plan (the “1992 Plan”), which provided for the issuance of up to 1,343,750 stock options, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant.  In May 2002, the 1992 Plan expired.

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

NOTE 12: (Continued)

Stock option and restricted stock activity during 2007, 2006, and 2005 was as follows:

		Exercise Price
Options outstanding September 30, 2004	1,133,925	$1.29	-	$16.48

Granted	260,000	7.60	-	9.16
Forfeited	(158,600)	1.29	-	9.56
Exercised	(119,200)	1.30	-	7.00
Options outstanding September 30, 2005	1,116,125	$1.30	-	$16.48

Granted	-0-
Forfeited	(12,650)	1.30	-	16.48
Exercised	(131,200)	1.30	-	9.56
Options outstanding September 30, 2006	972,275	$1.30	-	$16.48

Granted	-0-
Forfeited	(15,900)	2.10	-	10.24
Exercised	(188,450)	1.30	-	16.48
Options outstanding September 30, 2007	767,925	$1.30	-	$10.24

Options exercisable at September 30, 2005	440,500	$1.30	-	$16.48
Options exercisable at September 30, 2006	481,675	$1.30	-	$16.48
Options exercisable at September 30, 2007	517,525	$1.30	-	$10.24

Restricted stock nonvested	50,000	$8.50
September 30, 2005

Granted	87,602	$10.25	-	$17.45
Vested	(22,029)	8.50	-	10.25
Restricted stock nonvested September 30, 2006	115,573	$8.50	-	$17.45

Granted	43,077	$10.41	-	$14.00
Vested	(24,940)	8.50	-	17.45
Forfeited	(14,012)	10.25
Restricted stock nonvested September 30, 2007	119,698	$8.50	-	$17.45

Authorized shares available for grant at September 30, 2005	285,600
Authorized shares available for grant at September 30, 2006	147,912
Authorized shares available for grant at September 30, 2007	74,324

NOTE 12: (Continued)

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

The following table summarizes information about stock options outstanding at September 30, 2007:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Range of			Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices			Sept. 30, 2007	Life/Years	Price	Sept. 30, 2007	Price
$1.30	-	$2.10	72,400	5.13	$1.83	53,000	$1.73
$2.15	-	$3.96	142,075	3.59	$2.85	128,075	$2.73
$4.00	-	$5.88	10,000	0.87	$4.19	10,000	$4.19
$6.85	-	$10.24	543,450	5.40	$7.33	326,450	$7.31
			767,925	4.98	$5.94	517,525	$5.55

In May 2006, the Company entered into an agreement with certain of its employees and executives to potentially grant 80,000 shares of restricted stock and 10,000 equivalent shares payable in cash.  The restricted stock would only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008 or upon a change in control.  Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any.  As required by SFAS 123(R), 80,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 10,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market).  In June 2007, the cumulative EBITDA targets were reduced and this was treated as a modification of an award under SFAS No. 123(R).  During 2007, 25,000 shares of restricted stock and 4,000 shares payable in cash were forfeited.  As the Company believes the cumulative EBITDA targets will be achieved, the Company recognized compensation expense of $178,000 and $255,000 for the years ended September 30, 2007 and 2006, respectively.

In June 2007, the Company entered into an agreement with certain of its employees and executives to potentially grant 100,000 shares of restricted stock and 21,000 equivalent shares payable in cash.  The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative EBITDA for the fiscal years ending 2007, 2008 and 2009 or upon a change in control.  Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any.  As required by SFAS 123(R), 100,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 21,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market).  During 2007, 2,000 shares payable in cash were forfeited.  As the Company believes the cumulative EBITDA targets will be achieved, the Company recognized $205,000 of compensation expense related to this award for the year ended September 30, 2007.

NOTE 13 – COMMITMENTS, CONTINGENT LIABILITIES, AND GUARANTEES:

The Company currently relies on cooperative relationships with, and sponsorship by, two banks in order to process its Visa, MasterCard and other bankcard transactions.  The agreement between the banks and the Company require the Company to assume and compensate the banks for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders.  The Company is also exposed to financial risk in providing Automated Clearing House (“ACH”) services to the merchants.  As the Third-Party processor for multiple originating banks, the Company is liable for any fraudulent activities committed by the merchants initiating the ACH activities. The Company utilizes stringent underwriting guidelines combined with a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring banks to minimize the risk related to merchant frauds and chargebacks.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor. Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution.  For the last four months through September 30, 2007, this potential exposure totaled approximately $650 million. At September 30, 2007, the Company, through its sponsoring banks, had approximately $75,000 of unresolved chargebacks that were in the process of resolution.  At September 30, 2007, the Company, through its sponsoring banks, had access to $20.3  million belonging to our merchants.  This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the fiscal years 2007 and 2006, the Company processed approximately $2.0 billion (2007) and $1.8 billion (2006) of Visa and MasterCard transactions, which resulted in $11.1 million in gross chargeback activities for the fiscal year ended 2007 and $9.8 million in gross chargeback activities for the fiscal year ended 2006. Substantially all of these chargebacks were recovered from the merchants.

The Company’s contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Others” (“FIN 45”).  FIN 45 requires that guarantees issued or modified subsequent to December 31, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value.  Since the Company’s agreement with its sponsoring bank which establishes the guarantee obligation was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.  The Company also entered into an arrangement with another sponsoring bank during the fourth quarter of the 2007 fiscal year; however, the only transactions processed through this new bank were for transactions with no potential of chargebacks. Therefore, no additional liabilities are considered to be applicable under FIN 45 for the year ended September 30, 2007.  The Company will record any FIN 45 liability that is applicable for fiscal 2008 under the new sponsoring bank agreement.

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records a reserve for chargeback losses based on its processing volume and historical trends and data.  As of September 30, 2007 and 2006, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $219,000 and $304,000, respectively.  The expense associated with the chargeback allowance is included in processing and transaction expense in the accompanying consolidated statements of income.  The Company expensed $210,000, $315,000, and $13,000 for the years ended September 30, 2007, 2006 and 2005, respectively, for bankcard processing chargeback losses.

NOTE 13: (Continued)

The Company has a check guarantee business.  The Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the check writer’s bank.  Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company.  Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of September 30, 2007, the Company estimates that its maximum potential dishonored check exposure was approximately $2,590,000.

For the fiscal years ended 2007 and 2006, the Company guaranteed approximately $94,575,000 (2007) and $67,855,000 (2006) of merchant checks, which resulted in $516,000 or 0.5% (2007) and $561,000 or 0.8% (2006) of dishonored checks presented to the Company for payments.  The Company has the right to collect the full amount of the check from the check writer.  The Company establishes a reserve for this activity based on historical and projected loss experience. The expense associated with the guarantee costs is included in processing and transaction expense in the accompanying consolidated statements of income.

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

Lease Commitments

The Company leases equipment and real property under agreements, which expire at various times next year.  The Company's future minimum rental payments for capital and operating leases at September 30, 2007 are as follows:

Fiscal Year	Capital Leases	Operating Leases

2008	$34,000	$499,000

Total minimum lease payments	34,000	$499,000

Less: imputed interest of 7.23%	(1,000)
Present value of net minimum lease payment	$33,000

Rent expense for the years ended September 30, 2007, 2006, and 2005 totaled $ 771,000, $775,000 and $663,000, respectively. Certain operating leases have renewal options at the end of the lease term solely at the Company’s discretion.  In May 2003, the Company leased new corporate office space in Camarillo, California.  The lease is for a period of five years at a current monthly rate of $38,000. Subsequent to September 30, 2007, we entered into new

NOTE 13: (Continued)

leases in new locations for our Albuquerque, New Mexico and Lakewood, Colorado facilities. See Footnote 17 for additional detail on the new leases.

At September 30, 2007, the Company had long-term contracts with minimum commitments with vendors that provide various services.  These contracts include minimum annual commitments as follows:

2008	$250,000

Total vendor commitments	$250,000

Payments made under these contracts amounted to $300,000 for each of the years ended September 30, 2007,  2006, and 2005, respectively.

NOTE 14 – LEGAL PROCEEDINGS

On March 27, 2007, the Company entered into a Non-Prosecution Agreement pursuant to which the Office of the United States Attorney for the Southern District of New York agreed not to pursue actions against us or our subsidiaries for activities related to its provision of payment processing services to Internet wallets that provided services to online gaming websites during the period from January 2001 through and including the date of the signing of the Non-Prosecution Agreement.  Pursuant to the terms of the Non-Prosecution Agreement, the Company agreed to pay estimated profits to the United States in the amount of a $2,300,000 civil disgorgement settlement upon the execution of the Non-Prosecution Agreement, which represented management’s estimate of the Company’s profits from processing and collection services provided to Internet wallets since 2001.  Management agreed to maintain a permanent restriction upon providing automated clearing house services to any business entity providing Internet gambling services to customers in the United States, so long as the processing services and gambling services are illegal under the laws of the United States.  Additionally, management agreed to, among other matters, cooperate fully and actively with the U.S. Attorney’s Office, the Federal Bureau of Investigation, and with any other agency of the government designated by the U.S. Attorney’s Office, and to not commit any violations of law. The Company’s cooperation obligations will continue until the later of one year from the date of the signing of the Non-Prosecution Agreement or the date upon which all prosecutions arising out of the conduct described in the Non-Prosecution Agreement are final.  Also included in legal settlements and fees are approximately $880,000 for legal fees and expenses related to the settlement.  For the year ended September 30, 2006, the Company settled a patent related lawsuit for $600,000 and also incurred $661,000 of related legal expenses. For the year ended September 30, 2005, the Company defended and settled various lawsuits, incurring $1,349,000 of legal expenses and a lawsuit settlement of $450,000.

The Company is involved in various lawsuits arising in the ordinary course of business.  Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition of these lawsuits will have no material effect upon either the Company’s results of operations, financial position, or cash flows.

NOTE 15 – MERGER TRANSACTION

On December 14, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit, Inc. (Intuit) in a merger transaction in which ECHO would have become a wholly owned subsidiary of Intuit (the merger).  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit would have acquired all of the outstanding shares of the Company’s common stock and all outstanding equity awards (which would have vested in connection with the transactions) for a cash amount of $18.75 per share (less the applicable exercise price in the case of ECHO options), for a total purchase price of approximately $142 million on a fully diluted basis.  The transaction was subject to regulatory review, the Company’s shareholder approval and other customary closing conditions. On March 26, 2007, the Company mutually agreed with Intuit and Elan Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Intuit (“Elan”), to terminate the Merger Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement.  In connection with the termination, the Company, Intuit and Elan agreed to release each other from all claims arising under or related to the terminated merger agreement. The Company also cancelled its previously adjourned special stockholders’ meeting relating to the proposed acquisition, which was scheduled to reconvene on March 27, 2007.  As of result of the termination of the merger agreement, the Company recorded approximately $934,000 of costs related to the merger for the year ended September 30, 2007.

NOTE 16 – CEO RETIREMENT AND SEPARATION

In connection with the retirement of our Chairman and Chief Executive Officer, Joel M. (“Jody”) Barry on July 2, 2007 (the “Effective Date”), the Company entered into a separation agreement (the “Agreement”) with him on August 10, 2007.  The agreement resulted in a charge of approximately $1.0 million to the Company. Under the Agreement, Mr. Barry is entitled to cash severance payments totaling $742,800 to be paid as follows: (a) an initial lump sum payment of $300,000 that was paid within three days of August 10, 2007 and (b) two payments of $221,400 each to be paid on January 2, 2008 and 2009, which payments may be accelerated and become payable within three business days upon Mr. Barry’s written request.  All stock options issued to Mr. Barry under the Company’s 1992 Plan will expire in accordance with their terms as of the Effective Date.  All unvested stock options issued to Mr. Barry under the Company’s 2003 Plan vested immediately as of the Effective Date and will expire on the 360th day thereafter.  The Company paid an amount of approximately $21,930 in respect to the payoff amount for Mr. Barry’s company vehicle, which he will be entitled to retain.  The Company will also make equivalent medical benefits available to Mr. Barry for a two year period.  Mr. Barry has agreed to certain noncompetition and nonsolicitation provisions for a 12 month period.  In exchange for his severance benefits, Mr. Barry has relinquished his right to make claims against the Company.  As part of the agreement, Mr. Barry also forfeited his unvested restricted stock with compensation previously recorded of $146,000. Amounts still due Mr. Barry under the Agreement totaled approximately $450,000 at September 30, 2007 and are included in accrued compensation expenses.

NOTE 17: SUBSEQUENT EVENTS

Operating Leases:

Subsequent to September 30, 2007, the Company entered into new leases for its Albuquerque, New Mexico (Albuquerque) and Lakewood, Colorado (Lakewood) facilities.   The new Albuquerque lease is for a term of five years with an option to extend for an additional five year term and the Lakewood lease is for a term of three years and three months with an option to extend for an additional three year term.

Indemnification Rights of Directors:

On December 11, 2007, the Company entered into indemnification agreements with each of its principal executive officers (CEO and CFO), senior vice presidents and directors.  Pursuant to the terms of the indemnification agreements, the Company has agreed to provide indemnification for, and the advancement of expenses to, our executive officers, senior vice presidents and directors, under certain circumstances and in accordance with Nevada law, all as more completely described within the agreements.

 Amended and Restated Separation Agreements:

On December 11, 2007, the Company entered into amended and restated separation agreements with each of its principal executive officers (CEO and CFO) and each of its senior vice presidents whereby, in the event of a change in control of the Company (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by the Company at the time of such change in control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the change in control occurred, and (iii) in the event that the executive is terminated without cause (as defined in each agreement), or ceases to provide services to the Company (or its successor) as a result of an involuntary termination (as defined in each agreement) within the two year period following the change in control, then the executive would be entitled to a one-time lump sum cash payment equal to a percentage of the executive’s anticipated total compensation for the fiscal year in which the change in control occurred, plus continued medical benefits for a period of time following such termination.  The amount of the lump sum payout ranges from 1 ½ to 2 years of anticipated total compensation, and the duration of continued medical benefits ranges between 1 ½ and 2 years depending on the position held by the principal executive or senior vice president.  These agreements amend and restate separation agreements previously entered into with each of these executives.

In November 2007, the Board of Directors approved a cash-based Stock Appreciation Rights Plan.  The plan has 150,000 stock appreciation units reserved for issuance to all non-Executive employees of the Company.  No units have been issued to date, and there are currently no planned grants.  Additionally, there is no timeframe for when the units will be granted.  In addition, there has been no determination as to how these units will be allocated among employees.

NOTE 18 - SEGMENT INFORMATION

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

	September 30,
Business Segments	2007	2006	2005

Revenues:
Bankcard and Transaction Processing	$62,580,000	$56,983,000	$41,093,000
Check Related Products	14,304,000	18,328,000	14,458,000
	$76,884,000	$75,311,000	$55,551,000

Operating income:
Bankcard and Transaction Processing	$9,236,000	$8,495,000	$5,829,000
Check Related Products	(1,116,000)	4,384,000	2,204,000
Other – Corporate Expenses	(13,232,000)	(8,725,000)	(6,354,000)
	$(5,112,000)	$4,154,000	$1,679,000

Depreciation and Amortization:
Bankcard and Transaction Processing	$1,828,000	$1,009,000	$954,000
Check Related Products	2,673,000	2,499,000	1,702,000
	$4,501,000	$3,508,000	$2,656,000

Capital Expenditures:
Bankcard and Transaction Processing	$2,683,000	$3,386,000	$2,167,000
Check Related Products	2,279,000	1,829,000	2,505,000
	$4,962,000	$5,215,000	$4,672,000

Total Assets:
Bankcard and Transaction Processing	$11,904,000	$12,707,000	$9,452,000
Check Related Products	13,233,000	31,412,000	24,616,000
Other	9,997,000	10,888,000	6,646,000
	$35,134,000	$55,007,000	$40,714,000

NOTE 18: (Continued)

In 2007, the Company refocused its sales and service strategy to provide merchants, banks, technology partners and collection agencies with electronic payment services that combine credit card, debit card and electronic check and collection services.  The Company believes this “All-In-One” offering represents a significant competitive differentiator. In addition, the Company’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of the Company’s integrated collection and risk management services.   As such, the Company will be combining its Bankcard and Transaction Processing with its Check Related Products segments into one “payment processing” segment for 2008.   The Company believes one segment is more representative of how the Company is structured and will be operated for 2008.

NOTE 19-  QUARTERLY FINANCIAL DATA (Unaudited)

The following summarizes the quarterly financial results of the Company for the fiscal years ended September 30, 2007 and September 30, 2006 (in thousands, except share data):

	Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$19,379	$19,993	$19,029	$18,483
Gross profit	6,429	6,045	5,226	5,026
Profit (loss) from operations	560	(3,169)	(1,668)	(835)
Net income (loss)	339	(1,925)	(682)	(113)
Earnings (loss) per share - basic	$0.05	$(0.29)	$(0.10)	$(0.02)
Earnings (loss) per share - diluted	$0.05	$(0.29)	$(0.10)	$(0.02)

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$16,926	$19,228	$19,869	$19,288
Gross profit	5,783	6,313	6,570	6,573
Profit from operations	1,061	781	1,785	527
Net income	592	424	1,010	291
Earnings per share - basic	$0.09	$0.06	$0.15	$0.04
Earnings per share - diluted	$0.09	$0.06	$0.14	$0.04

REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
Electronic Clearing House, Inc.

The audit referred to in our report dated December 14, 2007 relating to the consolidated financial statements for the years ended September 30, 2007 and 2006 of Electronic Clearing House, Inc., which is presented on the page set forth in Item 15 of this Form 10−K, included the audit of the financial statement schedule presented on page S-2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
December 14, 2007

S-1

ELECTRONIC CLEARING HOUSE, INC. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II TO FORM 10K

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

DESCRIPTION	BALANCE AT 09/30/2004	CHARGED TO EXPENSE	REDUCTION IN RESERVE AND ACCOUNTS RECEIVABLE	BALANCE AT 09/30/2005	CHARGED TO EXPENSE	REDUCTION IN RESERVE AND ACCOUNTS RECEIVABLE	BALANCE AT 09/30/2006	CHARGED TO EXPENSE	REDUCTION IN RESERVE AND ACCOUNTS RECEIVABLE	BALANCE AT 09/30/2007
Allowance for trade receivables/ chargeback /settlement receivables	$133,000	$295,000	$311,000	$117,000	$380,000	$89,000	$408,000	$311,000	$340,000	$379,000
Allowance for obsolete inventories	$46,000	$10,000	$56,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

S-2

Exhibit Number	Description of Document

2.1	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Magic Software Development, Inc., dated April 20, 1999.[3]
2.2	Copy of Merger Agreement and Plan of Reorganization between Electronic Clearing House, Inc., ECHO Acquisition Corporation, and Rocky Mountain Retail Systems, Inc., dated January 4, 2000.[4]
2.3	Agreement and Plan of Merger dated December 14, 2006 by and among Intuit Inc., Elan Acquisition Corporation and Electronic Clearing House, Inc. [11]
2.4	Mutual Termination and Release Agreement dated as of March 26, 2007 by and among Electronic Clearing House, Inc., Intuit Inc., and Elan Acquisition Corporation. [12]
3.1	Articles of Incorporation of Bio Recovery Technology, Inc., filed with the Nevada Secretary of State on December 11, 1981. [10]
3.1.1	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1990. [10]
3.1.2	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 27, 1991. [10]
3.1.3	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on August 5, 1993. [10]
3.1.4	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1995. [10]
3.1.5	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on April 7, 1997. [10]
3.1.6	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on March 13, 1998. [10]
3.1.7	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on June 21, 1999. [10]
3.1.8	Amendment to the Articles of Incorporation of Electronic Clearing House, Inc. filed with the Nevada Secretary of State on September 6, 2001. [10]
3.2	By-Laws of Bio Recovery Technology, Inc.[1]
3.2.1	Amendment to the By-Laws of Electronic Clearing House, Inc., dated April 25, 2005. [10]
3.2.2	Amendment to the By-Laws of Electronic Clearing House, Inc., dated September 9, 2005. [10]
4.1	Amended and Restated Rights Agreement between Electronic Clearing House, Inc. and OTR, Inc., dated January 29, 2003. [5]
4.1.1	Amendment Number One to Amended and Restated Rights Agreement dated September 27, 2004. [6]
4.1.2	Amendment Number Two to Amended and Restated Rights Agreement dated December 14, 2006. [11]
4.1.3	Amendment Number Three to Amended and Restated Rights Agreement dated April 24, 2007. [13]
4.2	Specimen Common Stock Certificate. [2]
4.3	Amended and Restated 2003 Incentive Stock Option Plan. [7]
4.4	Amended and Restated 1992 Officers and Key Employees Incentive Stock Option Plan. [8]
10.35	Copy of Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated June 24, 1997. [14]
10.46	Copy of Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[4]
10.47	Copy of Addendum to Amended and Restated Merchant Marketing and Processing Services Agreement between Electronic Clearing House, Inc. and First Regional Bank, dated August 1, 2000.[4]
10.48	Copy of POS Check Third-Party Services Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc., dated December 12, 2000.[15]
10.51	Copy of First Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., Inc. and Electronic Clearing House, Inc. dated December 12, 2000. [16]
10.52	Copy of Second Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [16]
10.53	Copy of Third Amendment to the POS Check Third-Party Servicer Agreement between Visa U.S.A., and Electronic Clearing House, Inc. dated December 12, 2000. [16]

10.56
Office Lease dated May 21, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010.[17]

10.57
First Amendment to Lease dated July 10, 2003, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [10]

10.58
Addendum to Office Lease dated July 7, 2004, by and between the Registrant and the 1989 Sheehan Family Trust dated October 24, 1989, with respect to principal executive offices located at 730 Paseo Camarillo, Camarillo, California 93010. [18]

10.60	Sample Amended and Restated Separation Agreement between Electronic Clearing House, Inc. and Company Executives.
10.61	Form of Voting Agreement between Intuit Inc. and the Officers and Directors of Electronic Clearing House, Inc. [11]
10.62	Electronic Clearing House, Inc. Non-Prosecution Agreement dated March 27, 2007, with the United States Attorney for the Southern District of New York. [12]
10.63	Separation and Release Agreement between Electronic Clearing House, Inc. and Joel M. Barry dated August 10, 2007 and effective July 2, 2007.
10.64	Form of Indemnification Agreement.
11.1	Statement re computation of per share earnings, incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.
21.0	Subsidiaries of Registrant as of September 30, 2006. [10]
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of BDO Seidman, LLP
24.1	Power of Attorney [9]
31.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
_________________________________

[1]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.
[2]	Filed as an Exhibit to Registrant's Form S-1, Amendment No. 3, effective November 13, 1990 and incorporated herein by reference.
[3]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
[4]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
[5]	Filed as an Exhibit to Registrant’s Form 8-A dated February 10, 2003 and incorporated herein by reference.
[6]	Filed as an Exhibit to Registrant’s Form 8-K dated September 30, 2004 and incorporated herein by reference.
[7]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 7, 2005 and incorporated herein by reference.
[8]	Filed as an Exhibit to Registrant’s Notice of Annual Meeting of Shareholders dated February 4, 1999 and incorporated herein by reference.
[9]	Included on signature page.
[10]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference.
[11]	Filed as an Exhibit to Registrant’s Form 8-K dated December 14, 2006 and incorporated herein by reference.
[12]	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2007 and incorporated herein by reference.
[13]	Filed as an Exhibit to Registrant’s Form 8-K dated April 26, 2007 and incorporated herein by reference.
[14]	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
[15]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference.
[16]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference.
[17]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference.
[18]	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2004 and incorporated herein by reference.