Form 10-K/A
period 2007-09-30
ELECTRONIC CLEARING HOUSE INC
filed 2008-01-25
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007

Commission File Number 0-15245

ELECTRONIC CLEARING HOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0946274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

730 Paseo Camarillo, Camarillo, California	93010
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (805) 419-8700, fax number: (805) 419-8682

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
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

As of November 30, 2007, the Registrant had outstanding  7,025,329 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to amend and restate Part III of our Annual Report on Form 10-K for the year ended September 30, 2007, filed with the Securities and Exchange Commission on December 14, 2007.  Except as expressly noted herein, this Amendment does not reflect events occurring after the December 14, 2007 filing date of our original Annual Report, and we do not undertake to update any item of our original Annual Report, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the original Annual Report.

As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The executive officers and directors of ECHO are:

Name	Position	Date first became Officer or Director

Charles J. Harris	Director, Chief Executive Officer	2005

William Wied	Chief Information Officer	2006

Alice L. Cheung	Chief Financial Officer, Treasurer	1996

Karl Asplund	Senior Vice President	2006

Sharat Shankar	Senior Vice President	2003

Patricia M. Williams	Senior Vice President	1997

Jack Wilson	Senior Vice President	1994

Kris Winckler	Senior Vice President	1999

Steve Hoofring	Senior Vice President	2003

Rick Slater	Chief Technology Officer, Vice President	1998

Shawn Alikian	General Counsel	2007

Herbert L. Lucas, Jr.	Director	1991

Aristides W. Georgantas	Director	1999

Richard D. Field	Director	2004

Jerry McElhatton	Director	2007

Keith B. Hall	Director	2007

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

Index

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

Index

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

ARISTIDES W. GEORGANTAS, age 63, has served as a Director since February 1999.  Mr. Georgantas, prior to his retirement, was Executive Vice President and Chief Operating Officer at Chase Manhattan Bank’s Global Asset Management/Private Banking Division.  He serves as a director of Horizon Blue Cross Blue Shield of New Jersey, the Glenmede Corporation, the Glenmede Trust Company, Mathematica Policy Research, Inc., the Pew Charitable Trusts, and the Rita Allen Foundation.

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

All directors are elected to three year terms by the stockholders and serve until their respective terms have expired. The Annual Meeting of Stockholders for the fiscal year ended September 30, 2006 was held on July 2, 2007, and the election of Class II directors was held at that time.  All officers serve at the pleasure of our Board of Directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Messrs. Aristides W. Georgantas and Keith B. Hall are both “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K.  Messrs. Georgantas and Hall are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Index

Identification of Audit Committee

Our Board of Directors has a separately standing Audit Committee.  The Audit Committee currently consists of Richard D. Field, Aristides W. Georgantas, Herbert L. Lucas, Jr., Jerry McElhatton, and Keith B. Hall.  Messrs. Field, Georgantas,  Lucas, McElhatton and Hall are “independent directors” within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee’s primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2007, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, however, Herbert L. Lucas, our director, filed one late Form 5 reporting twenty-two transactions which occurred during the year ended September 30, 2004.

Index

ITEM 11.     Executive Compensation

Compensation Discussion And Analysis

Compensation Philosophy

The philosophy used by the Compensation Committee in establishing compensation for our named executive officers, including the Chief Executive Officer, is to attract and retain key personnel through the payment of competitive-based salaries, annual bonuses and the granting of restricted stock-based grants or options. Where appropriate, relocation benefits are paid to attract key individuals. With this philosophy, the salaries of our named executive officers have been negotiated between our company and each executive officer, and were influenced by such factors as salaries paid to similar level executive officers in comparable-sized companies, the availability of persons with similar abilities and the geographic location of our offices. The companies that the Compensation Committee considers to be similar to us for purposes of making such determination are principally those companies against which we compete for executive personnel. The Compensation Committee believes that it has adequate knowledge of the compensation levels of such other companies as a result of information available to the public, recruitment efforts and compensation negotiations directed at candidates employed by such other companies, as well as data gathered from time to time from surveys, independent consultants and as a result of interactions between our personnel and the personnel of such other companies.

 In evaluating annual compensation levels and bonuses for our named executive officers, the Compensation Committee philosophy is to consider, among other factors, the individual, their commitment to being part of a team, and company-wide performance and results against applicable pre-established annual and long-term performance goals, taking into account shareholder return, economic and business conditions, remuneration given to each executive officer in the past and comparative and competitive compensation and benefit performance levels. The Committee also considers our ability to increase salaries paid to our executive officers, taking into account our operating results and overall operations as a whole. Ultimately, the consideration of additional factors and the weight given to any particular factor is within the discretion of the Compensation Committee. As a result of such review, the Compensation Committee made its determinations for annual compensation, bonus and stock-based compensation for each of our executive officers as identified herein.

Compensation Elements

Annually, the Compensation Committee reviews its compensation structure and strategy. The Compensation Committee reviews the following executive positions annually: Chief Executive Officer, Chief Financial Officer, President/COO (as applicable), CIO, CTO, Senior Vice President (6), and Vice President (7). For fiscal year 2007, our compensation package for executive officers consisted of three elements which the Compensation Committee decided were appropriate after investigating and evaluating other similar sized companies and seeking input from a compensation specialist. The three material compensation elements were base salary, annual bonus and equity awards. The executive officers were also eligible to participate in all of the Company’s employee benefit plans.

Base Salary

The Compensation Committee believes base salaries for executive officers should be competitive but not excessive. Accordingly, base salaries are typically in the 50th percentile range of those paid at similarly sized companies. The Compensation Committee takes several factors into consideration when setting the base pay for any given individual position, such as: experience in the industry, history of compensation prior to coming to the Company, a comparison of similar positions in similar revenue sized companies, a comparison of similar positions in companies that are in the payments industry and the individual’s specific knowledge of and long-term value to the Company. For sales specific positions, a base salary may be eliminated in lieu of a commission based compensation program that pays the salesperson according to their accumulated monthly processing volume derived from the business that they have sold on behalf of the Company.

Index

Cash Bonus

The Compensation Committee believes annual cash bonuses are the best way to motivate outstanding performance among the Company’s executives each year. An executive’s total bonus is offered as a percentage of his/her base salary, generally between 20% and 60%, depending on the level of the executive in the Company. A percent of the annual bonus (40% to 80%) is awarded based upon achievement of a company performance metric and a percent of the executive’s bonus (20% to 60%) is awarded based upon the achievement of annual goals that have been mutually set for that executive by his/her supervisor. The Company performance metric has historically been related to Revenue and/or EBITDA. The total bonus percentage and the percentage of the bonus attributable to the Company’s performance is highest for the CEO and President positions (80%) and the percentage attributable to the individual’s performance is lowest (20%). The bonus percentage is progressively lowered for each level of management and the percentage of the total bonus attributable to the Company’s performance is also reduced with each level of management while the percentage attributable to the individual performance increases. Bonuses are paid in the second quarter of the new fiscal year for the prior fiscal year.

Equity Compensation

The Compensation Committee believes the best way to assure longevity and consistency in management is to have an effective equity compensation program under which management can receive equity awards. Prior to 2005, the Company typically made such awards in the form of stock option grants under the Amended and Restated 2003 Incentive Stock Option Plan (the “Plan”). On December 31, 2004, the Company amended the Plan to provide for the issuance of restricted stock grants, and in 2005, the Company made equity awards to its executive officers in the form of restricted stock grants. In 2006, the Company determined to make restricted stock grants under the Plan in the form of long term incentive grants, pursuant to which the Company allocated set equity awards for each position that would be deemed to be earned upon achieving a pre-defined EBITDA target over a three-year period ending with fiscal year 2008. New 3 year long term incentive grants are established each year and a new equity allocation is made for each executive position. In some instances, a cash award is substituted for an equity award but the amount of cash paid is tied to the same target as those who have equity awards. The allocations under the 2007 long term incentive grants ranged from a high of 45,000 set aside for the CEO to a low of 1,000 shares, set aside for certain Vice President positions.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of Richard D. Field, Aristides W. Georgantas, Jerry McElhatton, Keith B. Hall and Herbert L. Lucas, Jr., who serves as the Chairman of the Committee. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors reviews and approves salaries, bonuses and other benefits payable to our executive officers and administers our Amended and Restated 2003 Incentive Stock Option Plan, and prior to its expiration, the Officers and Key Employees Incentive Stock Option Plan. In connection with its deliberations, the Compensation Committee seeks the views of the Chief Executive Officer and Chief Operating Officer with respect to appropriate compensation levels of the other officers who prepare recommendations to the Compensation Committee.

The Compensation Committee is currently composed of Richard D. Field, Aristides W. Georgantas, Jerry McElhatton, Keith B. Hall and Herbert L. Lucas, Jr., who serves as the Chairman of the Committee. Messrs. Field, Georgantas, McElhatton, Hall and Lucas are “independent directors” within the meaning of the NASDAQ Marketplace Rules. In light of changes in the securities laws, rules and regulations, in December 2003, our Compensation Committee recommended, and the Board of Directors approved, a Compensation Committee Charter. The Compensation Committee Charter is available on our website at www.echo-inc.com.

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussion has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee

Herbert L. Lucas, Jr., Chairman
Richard D. Field
Aristides W. Georgantas
Jerry McElhatton
Keith B. Hall

Index

Summary Compensation Table
The following table sets forth the total compensation for the fiscal year ended September 30, 2007 to our Chief Executive Officer, Chief Financial Officer, and to each of our three most highly compensated executive officers, other than the Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock Awards[1]		Option Awards[1]	All Other Compensation		Total
Joel M. Barry, Chairman/CEO	2007	$265,900	$11,800	$-0-		$83,900	$1,031,200	[2]	$1,392,800
Charles J. Harris, CEO	2007	$281,800	$102,100	$278,800		$-0-	$-0-		$662,700
Alice Cheung, CFO/Treasurer	2007	$167,000	$66,800	$30,300		$71,500	$5,700	[3]	$341,300
William Wied, CIO	2007	$192,000	$8,700	$33,000	[6]	$-0-	$185,700	[3][4] [5]	$419,400
Sharat Shankar, Sr. Vice President	2007	$156,700	$75,600	$26,800		$84,600	$6,800	[3]	$350,500
Jack Wilson, Sr. Vice President	2007	$151,600	$45,600	$26,800		$62,200	$6,100	[3]	$292,300

[1]
The expense for the stock awards and option awards above was computed in accordance with SFAS No. 123R.  See ECHO’s annual report on Form 10-K for the fiscal year ended September 30, 2007. The vesting of outstanding stock awards and option awards is subject to acceleration upon a change of control as discussed in the section entitled “Potential Payments Upon Termination or Change in Control” below.

[2]	Mr. Barry received $1,031,200 as severance when he retired from the Company on July 2, 2007.
[3]	Represents our match of contributions to our 401(k) plan. We contribute 50% of the last 6% of each employee’s contribution to the 401(k) plan.
[4]	In 2007, we provided Mr. Wied with relocation expenses in the amount of $82,200.
[5]	In 2007, we agreed to pay $110,000 as severance when Mr. Wied resigned from the Company on October 31, 2007, of which $99,000 was earned at September 30, 2007.
[6]	Mr. Wied forfeited his unvested shares of $26,500 when he resigned from the Company on October 31, 2007.

Index

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding grants of plan-based awards to each of our Named Executive Officers for the fiscal year ended September 30, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stocks or Units		Grant Date Fair Value of Stock and Option Awards
Joel M. Barry	5/26/06 (12)	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	(13)	$-0-	(13)
Charles J. Harris	5/26/06 (12)	$-0-	$-0-	$-0-	(3)(i)	(3)(ii)	(3)(iii)	20,000	(1)(3)	$246,000
	6/22/07	$-0-	$-0-	$-0-	(4)(i)	(4)(ii)	(4)(iii)	45,000	(2)(4)	$553,500
Alice Cheung	5/26/06 (12)	$-0-	$-0-	$-0-	(5)(i)	(5)(ii)	(5)(iii)	5,000	(1)(5)	$61,500
	6/22/07	$-0-	$-0-	$-0-	(6)(i)	(6)(ii)	(6)(iii)	8,000	(2)(6)	$98,400
William Wied	6/22/07	$-0-	$-0-	$-0-	(7)(i)	(7)(ii)	(7)(iii)	-0-	(2)(7)	$-0-
Sharat Shankar	5/26/06 (12)	$-0-	$-0-	$-0-	(8)(i)	(8)(ii)	(8)(iii)	5,000	(1)(8)	$61,500
	6/22/07	$-0-	$-0-	$-0-	(9)(i)	(9)(ii)	(9)(iii)	6,000	(2)(9)	$73,800
Jack Wilson	5/26/06 (12)	$-0-	$-0-	$-0-	(10)(i)	(10)(ii)	(10)(iii)	5,000	(1)(10)	$61,500
	6/22/07	$-0-	$-0-	$-0-	(11)(i)	(11)(ii)	(11)(iii)	6,000	(2)(11)	$73,800

(1)
Each long-term incentive grant applies to the cumulative performance of the Company over the three fiscal years ending September 30, 2008.  Each long-term incentive grant permits the identified Named Executive Officer to receive the number of shares of restricted stock set forth in the table, in addition to cash compensation under certain circumstances, based on the Company’s actual performance, as compared to a cumulative total EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) target set forth by the Board of Directors (the “Performance Target”), for the three fiscal years ending September 30, 2008.

(2)
Each long-term incentive grant applies to the cumulative performance of the Company over the three fiscal years ending September 30, 2009.  Each long-term incentive grant permits the identified Named Executive Officer to receive the number of shares of restricted stock set forth in the table, in addition to cash compensation under certain circumstances, based on the Company’s actual performance, as compared to a cumulative total EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) target set forth by the Board of Directors (the “Performance Target”), for the three fiscal years ending September 30, 2009.

(3)
In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Harris would be entitled to receive 10,000 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Harris would be entitled to receive 20,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Harris’ then current salary as compared to other officers in the bonus pool), and Mr. Harris would be entitled to receive 20,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

Index

(4)
In the event that, as of September 30, 2009, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Harris would be entitled to receive 22,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Harris would be entitled to receive 45,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Harris’ then current salary as compared to other officers in the bonus pool), and Mr. Harris would be entitled to receive 45,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

(5)
In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Ms. Cheung would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Ms. Cheung would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Ms. Cheung’s then current salary as compared to other officers in the bonus pool), and Ms. Cheung would be entitled to receive 5,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

(6)
In the event that, as of September 30, 2009, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Ms. Cheung would be entitled to receive 4,000 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Ms. Cheung would be entitled to receive 8,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Ms. Cheung’s then current salary as compared to other officers in the bonus pool), and Ms. Cheung would be entitled to receive 8,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

(7)
In the event that, as of September 30, 2009, the Company would have achieved (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Wied would have been entitled to receive 3,000 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Wied would have been entitled to receive 6,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would have been an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Wied’s then current salary as compared to other officers in the bonus pool), and Mr. Wied would have been entitled to receive 6,000 shares of restricted stock.  The right to receive the Target amount would have accelerated in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).  Mr. Wied resigned from the Company on October 31, 2007 and thus forfeited all shares of restricted stock he may have received pursuant to this grant.

(8)
In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Shankar would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Shankar would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Shankar’s then current salary as compared to other officers in the bonus pool), and Mr. Shankar would be entitled to receive 5,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

(9)
In the event that, as of September 30, 2009, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Shankar would be entitled to receive 3,000 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Shankar would be entitled to receive 6,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Shankar’s then current salary as compared to other officers in the bonus pool), and Mr. Shankar would be entitled to receive 6,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

(10)
In the event that, as of September 30, 2008, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Wilson would be entitled to receive 2,500 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Wilson would be entitled to receive 5,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Wilson’s then current salary as compared to other officers in the bonus pool), and Mr. Wilson would be entitled to receive 5,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

Index

(11)
In the event that, as of September 30, 2009, the Company achieves (i) between 70-75% of the Performance Target, the Threshold amount would be $0, and Mr. Wilson would be entitled to receive 3,000 shares of restricted stock, (ii) between 90-110% of the Performance Target, the Target amount would be $0, and Mr. Wilson would be entitled to receive 6,000 shares of restricted stock, and (iii) equal to or greater than 121% of the Performance Target, the Maximum amount would be an amount in cash equal to a pro rata portion of a $500,000 bonus pool (based on the proportion of Mr. Wilson’s then current salary as compared to other officers in the bonus pool), and Mr. Wilson would be entitled to receive 6,000 shares of restricted stock.  The right to receive the Target amount accelerates in the event of a change of control of the Company (as defined in the Amended and Restated 2003 Incentive Stock Option Plan).

(12)
On June 22, 2007, we amended the long-term incentive grants awarded during the fiscal year ended September 30, 2006 including those awarded to our named executive officers, namely Charles Harris, Chief Executive Officer, President and Chief Operating Officer, Alice Cheung, Chief Financial Officer and Treasurer, Sharat Shankar, Senior Vice President, and Jack Wilson, Senior Vice President.  The long-term incentive grants were awarded under the Plan.  The grants were amended solely to change the EBITDA performance target for fiscal years ending September 30, 2007 and September 30, 2008.  The amendment was treated as a modification of an award under SFAS No. 123(R), and the shares were repriced from $13.16 to $12.30 per share. All other terms and conditions of the long-term incentive grants remain unchanged.

(13)	Mr. Barry retired from the Company on July 2, 2007 and thus forfeited his unvested shares.

Index

Outstanding Equity-Based Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards for each Named Executive Officer outstanding as of September 30, 2007.

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joel M. Barry	40,000	[2]	-0-	[2]	$2.31	6/26/08	-0-		$-0-		-0-		$-0-
	60,000	[2]	-0-	[2]	$6.85	6/26/08	-0-		$-0-		-0-		$-0-
	30,000	[2]	-0-	[2]	$7.60	6/26/08	-0-		$-0-		-0-		$-0-
Charles J. Harris	-0-		-0-		$-0-	-0-	30,000	[4]	$324,000	[1]	65,000		$702,000	[1]
	-0-		-0-		$-0-	-0-	12,000	[4]	$129,600	[1]	-0-		$-0-
	-0-		-0-		$-0-	-0-	15,000	[4]	$162,000	[1]	-0-		$-0-
Alice Cheung	2,000		-0-		$4.00	11/4/08	-0-		$-0-		13,000		$140,400	[1]
	1,500		-0-		$7.00	12/23/09	-0-		$-0-		-0-		$-0-
	3,000		-0-		$2.84	12/20/10	-0-		$-0-		-0-		$-0-
	1,000		-0-		$3.36	12/20/10	-0-		$-0-		-0-		$-0-
	5,000		-0-		$2.15	12/27/11	-0-		$-0-		-0-		$-0-
	6,000		-0-		$1.30	12/9/12	-0-		$-0-		-0-		$-0-
	6,000		3,000	[3]	$2.10	12/9/12	-0-		$-0-		-0-		$-0-
	21,000		14,000	[3]	$6.85	12/15/13	-0-		$-0-		-0-		$-0-
	12,000		18,000	[3]	$7.60	11/15/14	-0-		$-0-		-0-		$-0-
William Wied	-0-		-0-		$-0-	-0-	-0-	[5]	$-0-	[5]	-0-	[5]	$-0-	[5]
Sharat Shankar	30,000		10,000	[6]	$3.96	5/27/13	-0-		$-0-		11,000		$118,800	[1]
	21,000		14,000	[6]	$6.85	12/15/13	-0-		$-0-		-0-		$-0-
	8,400		12,600	[6]	$7.60	11/15/14	-0-		$-0-		-0-		$-0-
Jack Wilson	2,000		-0-		$4.00	11/4/08	-0-		$-0-		11,000		$118,800	[1]
	3,000		-0-		$7.00	12/23/09	-0-		$-0-		-0-		$-0-
	4,500		-0-		$2.84	12/20/10	-0-		$-0-		-0-		$-0-
	1,500		-0-		$3.36	12/20/10	-0-		$-0-		-0-		$-0-
	5,000		-0-		$2.15	12/27/11	-0-		$-0-		-0-		$-0-
	6,000		-0-		$1.30	12/9/12	-0-		$-0-		-0-		$-0-
	6,000		3,000	[7]	$2.10	12/9/12	-0-		$-0-		-0-		$-0-
	21,000		14,000	[7]	$6.85	12/15/13	-0-		$-0-		-0-		$-0-
	8,400		12,600	[7]	$7.60	11/15/14	-0-		$-0-		-0-		$-0-

Index

[1]	Based on the closing sale price of the Common Stock on September 30, 2007 of $10.80 per share.
[2]	Mr. Barry’s option vesting dates accelerated upon his retirement on July 2, 2007 and will expire on June 26, 2008.
[3]
Ms. Cheung’s 3,000 options will vest on 12/9/07.  Her 14,000 options will vest as follows: 7,000 on 12/15/07 and 7,000 on 12/15/08.  Her 18,000 options will vest as follows: 6,000 on 11/15/07; 6,000 on 11/15/08; and 6,000 on 11/15/09. The vesting of Ms. Cheung’s outstanding stock awards and option awards is subject to acceleration upon a change of control as discussed in the section entitled “Potential Payments Upon Termination or Change in Control” below.

[4]
Mr. Harris’ 30,000 restricted shares vest as follows: 10,000 on 9/19/08; 10,000 on 9/19/09; and 10,000 on 9/19/10. His 12,000 restricted shares vest as follows: 3,000 on 9/1/08; 3,000 on 9/1/09; 3,000 on 9/1/10; and 3,000 on 9/1/11. His 15,000 restricted shares vest as follows:  3,000 on 9/1/08, 3,000 on 9/1/09; 3,000 on 9/1/10; 3,000 on 9/1/11; and 3,000 on 9/1/12. The vesting of Mr. Harris’ outstanding stock awards and option awards is subject to acceleration upon a change of control as discussed in the section entitled “Potential Payments Upon Termination or Change in Control” below.

[5]	Mr. Wied resigned from the Company on October 31, 2007 and thus forfeited his 8,000 unvested shares and 6,000 unvested equity incentive plan awards.
[6]
Mr. Shankar’s 10,000 options will vest on 5/27/08.  His 14,000 options vest as follows: 7,000 on 12/15/07 and 7,000 on 12/15/08.  His 12,600 options vest as follows: 4,200 on 11/15/07; 4,200 on 11/15/08; and 4,200 on 11/15/09. The vesting of Mr. Shankar’s outstanding stock awards and option awards is subject to acceleration upon a change of control as discussed in the section entitled “Potential Payments Upon Termination or Change in Control” below.

[7]
Mr. Wilson’s 3,000 options will vest on 12/9/07. His 14,000 options vest as follows: 7,000 on 12/15/07 and 7,000 on 12/15/08. His 12,600 options vest as follows: 4,200 on 11/15/07; 4,200 on 11/15/08; and 4,200 on 11/15/09. The vesting of Mr. Wilson’s outstanding stock awards and option awards is subject to acceleration upon a change of control as discussed in the section entitled “Potential Payments Upon Termination or Change in Control” below.

Index

Option Exercises and Stock Vested in Fiscal Year 2007.

The following table sets forth information concerning the exercise of stock options and vesting of stock awards during the fiscal year ended September 30, 2007 by each of our Named Executive Officers.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Joel M. Barry	117,500	$892,600	-0-	$-0-
Charles J. Harris	-0-	$-0-	13,000	$131,990
Alice Cheung	5,000	$49,465	-0-	$-0-
William Wied	-0-	$-0-	2,000	$36,920
Sharat Shankar	-0-	$-0-	-0-	$-0-
Jack Wilson	3,500	$25,795	-0-	$-0-

Stock Option Plans

On May 13, 1992, our Board of Directors authorized adoption of an Officers and Key Employees Incentive Stock Option Plan (the “1992 Plan”), ratified by the shareholders at the Annual Meeting held July 10, 1992. The 1992 Plan provided for the issuance of up to 81,250 shares of Common Stock underlying stock options, each to purchase one share of the Common Stock for $3.40 per share, subject to adjustment in the event of stock splits, combinations of shares, stock dividends or the like.

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

On May 13, 2002, the Plan expired. The 2003 Incentive Stock Option Plan, which provided for the issuance of up to 900,000 shares of Common Stock underlying stock options, was approved by our Board of Directors and by our shareholders at the Annual Meeting of shareholders held on February 3, 2003.

On April 19, 2004, our Compensation Committee approved certain non-material changes to our 2003 Incentive Stock Option Plan.

Index

On December 21, 2004, our Compensation Committee authorized an amendment and restatement of the 2003 Incentive Stock Option Plan to, among other matters, (i) increase the number of shares to be issued under the 2003 Incentive Stock Option Plan from 900,000 shares to 1,150,000 shares, and (ii) permit the grant of restricted stock under the plan.

On May 26, 2006, our Compensation Committee approved long term incentive grants under our existing incentive stock option plan.

On June 22, 2007, our Compensation Committee approved additional long term incentive grants under our existing incentive stock option plan.

On June 22, 2007, under SFAS No. 123(R), we amended the long-term incentive grants awarded during the fiscal year ended September 30, 2006 solely to change the EBITDA performance target for fiscal years ending September 30, 2007 and September 30, 2008.  All other terms and conditions of the long-term incentive grants remain unchanged

On November 13, 2007, the Board of Directors approved a cash-based Stock Appreciation Rights Plan.  The plan has 150,000 stock appreciation units reserved for issuance to all non-Executive employees of the Company.  No units have been issued to date, and there are currently no planned grants.  Additionally, there is no timeframe for when the units will be granted.  In addition, there has been no determination as to how these units will be allocated among employees.

Potential Payments Upon Termination or Change in Control

Separation Agreements

On December 11, 2007, the Company entered into amended and restated separation agreements with each of its principal executive officers (CEO and CFO) and each of its senior vice presidents whereby, in the event of a change in control of the Company (as defined in each agreement) each such executive officer would be entitled, to the extent they remain employed by the Company at the time of such change in control, to the following: (i) an acceleration of vesting with respect to all stock option and restricted stock grants then outstanding and not yet vested, (ii) a portion of such executive’s anticipated cash or sales commission-based bonus, as applicable, for the fiscal year in which the change in control occurred, and (iii) in the event that the executive is terminated without cause (as defined in each agreement), or ceases to provide services to the Company (or its successor) as a result of an involuntary termination (as defined in each agreement) within the two year period following the change in control, then the executive would be entitled to a one-time lump sum cash payment equal to a percentage of the executive’s total compensation for the fiscal year prior to the year in which the change in control occurred, plus continued medical benefits for a period of time following such termination.  The amount of the lump sum payout ranges from 1 ½ to 2 years of total compensation for the prior year, and the duration of continued medical benefits ranges between 1 ½ and 2 years depending on the position held by the principal executive or senior vice president.  The amounts payable to the executive may be reduced to the extent the "parachute payments" under Section 280G(b)(2) of the Internal Revenue Code of 1986 exceed 2.99 times the executive’s “base amount”, if such reduction would result in higher after-tax income to the executive. These agreements amend and restate separation agreements previously entered into with each of these executives.

With respect to Mr. Harris, our Chief Executive Officer, in the event of his termination without cause or involuntary termination within the two year period following the change in control, he would be entitled to a one-time lump sum payment equal to two times his total compensation for the fiscal year prior to the year in which the change in control occurred, plus continued medical benefits for a period of two years following such termination.

With respect to Ms. Cheung, our Chief Financial Officer, in the event of her termination without cause or involuntary termination within the two year period following the change in control, she would be entitled to a one-time lump sum payment equal to one and one-half times her total compensation for the fiscal year prior to the year in which the change in control occurred, plus continued medical benefits for a period of one and one-half years following such termination.

With respect to our senior vice presidents, in the event of their termination without cause or involuntary termination within the two year period following the change in control, they would each be entitled to a one-time lump sum payment equal to one and one-half times the respective executive’s total compensation for the fiscal year prior to the year in which the change in control occurred, plus continued medical benefits for a period of one and one-half years following such termination.

The provision regarding the acceleration of vesting for previously issued stock option grants is consistent with the standard terms and conditions of our Amended and Restated 2003 Incentive Stock Option Plan which already provides for such accelerated vesting.

Index

For purposes of the separation agreements, (a) “change in control” means the consummation of (i) a merger, consolidation, plan of share exchange, or other reorganization involving the Company, if more than 50% of the combined voting power (which voting power shall be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time) into shares entitled to vote, but not assuming the exercise of any warrant or right to subscribe to or purchase those shares) of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation, plan of share exchange or other reorganization is owned, directly or indirectly, by persons who were not stockholders of the Company immediately prior to such merger, consolidation, plan of share exchange or other reorganization; provided, however, that in making the determination of ownership by the stockholders of the Company, immediately after the reorganization, equity securities which persons own immediately before the reorganization as stockholders of another party to the transaction shall be disregarded; (ii) the sale, lease, exchange, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the Company’s assets; or (iii) any Person (as defined below) shall have become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) directly or indirectly, of securities of the Company ordinarily having the right to vote for the election of directors representing 50% or more of the combined voting power of the then outstanding securities of the Company ordinarily having the right to vote for the election of directors;  and provided, further, that an event shall constitute a change in control only if such event is a change in the ownership or effective control, or in the ownership of a substantial portion of the assets, within the meaning of Section 409A(a)(2)(A)(v) of the Internal Revenue Code; (b) Termination for “cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by executive with the intent of causing damage to the Company or its affiliates, its properties, assets or business, or its stockholders, officers, directors or employees; (ii) any act of executive involving a material personal profit to executive, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of the Company or any of its subsidiaries; (iii) executive's consistent failure to perform his normal duties or any obligation under any provision of the agreement, in either case, as directed by the Board; (iv) conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of the Company; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages; and (c) “involuntary termination” means the executive’s cessation of the provision of services to the Company following (i) a material reduction in the executive’s function, authority, duties, or responsibilities, without the executive’s express written consent; (ii) a material reduction in salary; or (iii) the Company’s breach of the separation agreement.

Barry Separation Agreement

In connection with the retirement of our Chairman and Chief Executive Officer, Joel M. ("Jody") Barry on July 2, 2007 (the "Effective Date"), the Company entered into a separation agreement (the "Agreement") with him on August 10, 2007. Under the Agreement, Mr. Barry is entitled to cash severance payments totaling $742,800 to be paid as follows: (a) an initial lump sum payment of $300,000 that was paid within three days of August 10, 2007 and (b) two payments of $221,400 each to be paid on January 2, 2008 and 2009, which payments may be accelerated and become payable within three business days upon Mr. Barry’s written request. All stock options issued to Mr. Barry under the Company’s 1992 Officers and Key Employees Incentive Stock Option Plan expired in accordance with their terms as of the Effective Date. All unvested stock options issued to Mr. Barry under the Company’s Amended and Restated 2003 Incentive Stock Option Plan vested immediately as of the Effective Date and will expire on the 360th day thereafter. The Company paid an amount of approximately $21,930 in respect to the payoff amount for Mr. Barry’s company vehicle, which he was entitled to retain. The Company will also make equivalent medical benefits available to Mr. Barry for a two year period. Mr. Barry has agreed to certain noncompetition and nonsolicitation provisions for a 12 month period. In exchange for his severance benefits, Mr. Barry has relinquished his right to make claims against the Company. As part of the agreement, Mr. Barry also forfeited his unvested restricted stock with compensation previously recorded of $146,000.

Bonus, Profit Sharing and Other Remuneration Plans and Pension and Retirement Plans

In addition to salary, the Compensation Committee, from time to time, grants stock options and restricted stock grants to executive officers and key personnel pursuant to the Amended and Restated 2003 Incentive Stock Option Plan. The Compensation Committee thus views equity-based compensation as an important component of its long-term, performance-based compensation philosophy. Since the value of stock options and grants of restricted stock bears a direct relationship to our stock price, the Compensation Committee believes that stock options and grants of restricted stock motivate executive officers and key personnel to manage us in a manner which will also benefit shareholders. As such, stock options and grants of restricted stock are granted at the current market price. One of the principal factors considered in granting stock options and grants of restricted stock to executive officers or key personnel is their ability to influence our long-term growth and profitability.

The Compensation Committee has also established a bonus program to reward extraordinary performance that exceeds pre-set goals established for executive officers and key personnel. We believe that such a bonus program provides the incentive to exceed such goals, thereby building shareholder value.

We have a contributory 401(k) Retirement Pension Plan, which covers all employees who are qualified under the plan provisions. In fiscal 2006, we also adopted a non-qualified deferred compensation plan that provides additional retirement investment alternatives for eligible employees and directors and is complementary to our contributory 401(k) Retirement Pension Plan.

Compensation of Directors

The general policy of the Board is that compensation for independent directors should be cash or equity-based compensation, depending upon the desire of the specific director. We do not pay management directors for Board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee’s recommendations and determines the amount of director compensation. The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation. During 2007, as consistent with past practice, the committee did not use an outside adviser to aid in setting director compensation.

Index

The Board followed the recommendation of the Compensation Committee and maintained director compensation at similar levels in 2007 as was paid in 2006. In fiscal 2007, Messrs. Georgantas and Lucas each earned $55,000.  Mr. Field earned $61,250, Mr. Lockhart earned $25,000, Mr. Terzian earned $37,500 and Mr. McElhatton earned $12,500.  Mr. Lockhart received 1,077 shares of restricted common stock which was deposited into a Non-Qualified Deferred Compensation Plan for the account of Mr. Lockhart. Mr. Field received 4,000 shares of restricted stock.  Messrs. Lucas, Georantas, and McElhatton each received 3,000 shares of restricted stock.  Additionally, Mr. McElhatton received 1,500 shares of restricted stock upon his election to the Company’s Board of Directors.  Directors are compensated for all reasonable expenses and are not compensated for attending special meetings.

Director Compensation Table

The following table summarizes the total compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned	Stock Awards[1]		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard D. Field	$61,250	$14,000	[6]	$-0-	$-0-	$-0-	$-0-	$75,250
Aristides W. Georgantas	$55,000	$10,500	[7]	$-0-	$-0-	$-0-	$-0-	$65,500
H. Eugene Lockhart[2]	$25,000	$12,500	[3]	$-0-	$-0-	$-0-	$-0-	$37,500
Herbert L. Lucas	$55,000	$10,500	[8]	$-0-	$-0-	$-0-	$-0-	$65,500
Carl R. Terzian[2]	$37,500	$-0-		$-0-	$-0-	$-0-	$-0-	$37,500
Jerry McElhatton[4]	$12,500	$12,250	[9]	$-0-	$-0-	$-0-	$-0-	$24,750
Keith Hall[5]	$-0-	$-0-		$-0-	$-0-	$-0-	$-0-	$-0-
Total	$246,250	$59,750		$-0-	$-0-	$-0-	$-0-	$306,000
___________________
[1]
Amounts included in the Stock Awards column above reflect the stock expense recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS No. 123(R).

[2]	Messrs. Lockhart and Terzian both resigned from the Company’s Board of Directors, effective July 2, 2007.

Index

[3]
During fiscal 2007, Mr. Lockhart received 1,077 shares of stock, equivalent to a grant date fair value of $12,500, which were deposited in a non-qualified deferred compensation account pursuant to a Non-Qualified Deferred Compensation Plan approved by the Board of Directors of the Company.

[4]	Mr. McElhatton was elected to the Company’s Board of Directors on July 2, 2007.
[5]	Mr. Hall was appointed to the Board of Directors of the Company on October 11, 2007.
[6]	The grant date total fair value of Mr. Field’s equity award computed in accordance with SFAS No. 123(R) was $56,000.
[7]	The grant date total fair value of Mr. Georgantas’ equity award computed in accordance with SFAS No. 123(R) was $42,000.
[8]	The grant date total fair value of Mr. Lucas’ equity award computed in accordance with SFAS No. 123(R) was $42,000.
[9]	The grant date total fair value of Mr. McElhatton’s equity awards computed in accordance with SFAS No. 123(R) was $63,000.

Directors receive cash fees in four installments, or the equivalent value in restricted stock measured on the date of payment. Annual retainers are prorated so that adjustments can be made during the year. Unpaid portions of cash retainers are forfeited upon termination, retirement, disability, or death.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL OWNERS OF COMMON STOCK

As of December 31, 2007, there were 7,040,379 shares of our Common Stock outstanding. Based on our review of Schedules 13D and 13G filed with the Securities and Exchange Commission on the date noted, the following persons have beneficial ownership or control over 5% or more of our outstanding Common Stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Common Stock at 12/31/07

Melvin Laufer	650,033	9.23%
136 Beach 140th Street
Far Rockaway, NY 11694
Schedule 13D/A filed November 5, 2007

Discovery Equity Partners, LP;	974,110	13.84%
Discovery Group I LLC; Daniel
J. Donoghue; Michael J. Murphy
71 South Wacker Drive
Chicago, IL 60606
Form 13F filed September 30, 2007

Joel M. Barry	378,119[2] [3]	5.27%
730 Paseo Camarillo
Camarillo, CA 93010

Paul Glazer	489,767	6.96%
Glazer Capital, LLC
237 Park Avenue, Suite 900
New York, NY 10017
Schedule 13G filed February 2, 2007

The following table sets forth the number of shares of Common Stock owned beneficially by (i) our directors, (ii) our Named Executive Officers (as defined below), and (iii) all of our executive officers and directors as a group, as of December 31, 2007.  Such figures are based upon information furnished by the persons named.

Index
Name and Address	Number of Shares Beneficially Owned	Percentage of Common Stock[1]

Joel M. Barry	378,119[2] [3]	5.27%
Chairman/Chief Executive Officer
730 Paseo Camarillo
Camarillo, CA 93010

Charles Harris	80,000	1.14%
Chief Executive Officer
730 Paseo Camarillo
Camarillo, CA 93010

Alice L. Cheung	101,500[2]	1.43%
Chief Financial Officer/Treasurer
730 Paseo Camarillo
Camarillo, CA 93010

William Wied	2,000[4]	0.03%
Chief Operating Officer
730 Paseo Camarillo
Camarillo, CA 93010

Sharat Shankar	73,100[2]	1.03%
Senior Vice President
730 Paseo Camarillo
Camarillo, CA 93010

Jack Wilson	81,675[2][6]	1.15%
Vice President
730 Paseo Camarillo
Camarillo, CA 93010

Richard Field	307,696[5]	4.37%
Director
49 Locust Avenue
New Canaan, CT 06840

Aristides W. Georgantas	19,521	0.28%
Director
180 Springdale Road
Princeton, NJ 08540

Herbert L. Lucas, Jr.	42,908	0.61%
Director
12011 San Vicente Blvd.
Los Angeles, CA 90049

Jerry McElhatton	4,500	0.06%
Director
43 Braewood Place
Dallas, TX 75248

Keith Hall	4,500	0.06%
17204 Connor Quay Court
Cornelius, NC 28031

All officers and directors as a group ( 17 persons)	1,331,797[7]	17.64%
___________________________

Index

[1]
Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at December 31, 2007.

[2]
Includes stock options according to the terms of the 1992 Officers and Key Employees Incentive Stock Option Plan and the Amended and Restated 2003 Incentive Stock Option Plan, which for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Joel M. Barry, 130,000 shares; Alice Cheung, 70,000 shares; Sharat Shankar, 70,600 shares; and Jack Wilson, 67,100 shares.

[3]	Mr. Barry retired as an executive officer and director of the Company effective July 2, 2007.
[4]	Mr. Wied resigned as an executive officer of the Company effective October 31, 2007.
[5]	Includes 103,400 shares which are in an IRA account in Mr. Field’s name.
[6]	Includes 530 shares indirectly owned by Mr. Wilson through his wife.
[7]
Includes shares and stock options according to the terms of the 1992 Officers and Key Employees Incentive Stock Option Plan and the Amended and Restated 2003 Incentive Stock Option Plan, which, in addition to those amounts disclosed in footnote 2, for the following number of shares and for the following individuals could be acquired within 60 days through the exercise of stock options: Patricia Williams, 50,600 shares; Steven Hoofring, 48,500 shares; Kris Winckler, 51,100 shares; and Rick Slater, 23,200 shares.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of September 30, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders[1]	767,925	$5.94	74,324

Equity compensation plans not approved by security holders	-0-	-0--	-0-

Total	767,925	$5.94	74,324
_________
[1]	Plan represents the Officers and Key Employees Incentive Stock Option Plan, which expired in May 2002, and our Amended and Restated 2003 Incentive Stock Option Plan.

Changes in control

On December 19, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by Intuit Inc. (“Intuit”) in a merger transaction pursuant to which ECHO will merge with and into Elan Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Intuit (“Merger Sub”) and will become a wholly-owned subsidiary of Intuit (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of ECHO common stock for a cash amount of $17.00 per share, including shares issuable upon exercise of options, for a total aggregate purchase price of approximately $130.8 million on a fully-diluted basis.

Index

In connection with the execution of the Merger Agreement, in order to induce Intuit and Merger Sub to enter into the Merger Agreement, each of our executive officers and directors entered into a Voting Agreement with Intuit (each, a “Voting Agreement” and together, the “Voting Agreements”). Pursuant to the Voting Agreements, our executive officers and directors have agreed to vote all securities of ECHO (including all shares of Common Stock and all options, warrants and other rights to acquire shares of Common Stock) owned by them (the “Shares”):

•	in favor of approval of the Merger;

•
against approval of any proposal made in opposition to, or in competition with, consummation of the Merger and the transactions contemplated by the Merger Agreement, and against any action or agreement that would result in a breach of any representation, warranty, covenant, agreement or other obligation of the Company in the Merger Agreement; and

•
against any Acquisition Proposal (as defined in the Merger Agreement) or (other than those actions that relate to the Merger and the transactions contemplated by the Merger Agreement) any other: (A) merger, consolidation, business combination, sale of assets, reorganization or recapitalization of the Company or any subsidiary of the Company with any party, (B) sale, lease or transfer of any significant part of the assets of the Company or any subsidiary of the Company, (C) reorganization, recapitalization, dissolution, liquidation or winding up of the Company or any subsidiary of the Company, (D) material change in the capitalization of the Company or any subsidiary of the Company, or the corporate structure of the Company or any subsidiary of the Company, or (E) action that is intended, or could reasonably be expected to, impede, interfere with, delay, postpone, discourage or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement.

Pursuant to the Voting Agreements, our executive officers and directors also granted to the directors of Intuit an irrevocable proxy and irrevocably appointed them as their attorney and proxy to vote the Shares on any of the foregoing matters at every ECHO annual, special, adjourned or postponed stockholder meeting and in every written consent in lieu of such meeting.

The Voting Agreements terminate upon the earliest to occur of (i) such date and time as the Merger Agreement shall have been validly terminated pursuant to its terms, or (ii) such date and time as the Merger shall become effective in accordance with the terms and conditions set forth in the Merger Agreement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

In connection with the retirement of our Chairman and Chief Executive Officer, Joel M. (“Jody”) Barry on July 2, 2007 (the “Effective Date”), the Company entered into a separation agreement (the “Agreement”) with him on August 10, 2007.  The agreement resulted in a charge of approximately $1.0 million to the Company. Under the Agreement, Mr. Barry is entitled to cash severance payments totaling $742,800 to be paid as follows: (a) an initial lump sum payment of $300,000 that was paid within three days of August 10, 2007 and (b) two payments of $221,400 each to be paid on January 2, 2008 and 2009, which payments may be accelerated and become payable within three business days upon Mr. Barry’s written request.  All stock options issued to Mr. Barry under the Company’s 1992 Officers and Key Employees Incentive Stock Option Plan will expire in accordance with their terms as of the Effective Date.  All unvested stock options issued to Mr. Barry under the Company’s Amended and Restated 2003 Incentive Stock Option Plan vested immediately as of the Effective Date and will expire on the 360th day thereafter.  The Company paid an amount of approximately $21,930 in respect to the payoff amount for Mr. Barry’s company vehicle, which he will be entitled to retain.  The Company will also make equivalent medical benefits available to Mr. Barry for a two year period.  Mr. Barry has agreed to certain noncompetition and nonsolicitation provisions for a 12 month period.  In exchange for his severance benefits, Mr. Barry has relinquished his right to make claims against the Company.  As part of the agreement, Mr. Barry also forfeited his unvested restricted stock with compensation previously recorded of $146,000. Amounts still due Mr. Barry under the Agreement totaled approximately $450,000 at September 30, 2007 and are included in accrued compensation expenses.

Review and Approval of Related Person Transactions

We have adopted a Code of Ethical Conduct that applies to all employees and directors of the Company. This Code of Ethical Conduct requires that all of our employees and directors avoid engaging in activities that give rise to conflicts of interest, including engaging in any transactions with the Company, without first obtaining a waiver. Executive officers and directors are required to obtain such a waiver from our Board of Directors or an appropriate committee of our Board. There were no instances during the 2007 fiscal year in which an executive officer or director engaged in a related party transaction with the Company without first obtaining a waiver under as required under our Code of Ethical Conduct.

Index

Director Independence

During the 2007 fiscal year our Board has been comprised of "independent" directors within the meaning of the applicable rules for companies traded on NASDAQ. During 2007, the Board determined that each of Richard D. Field, Aristides W. Georgantas, H. Eugene Lockhart, Herbert L. Lucas, Carl R. Terzian, Jerry McElhatton, and Keith B. Hall were independent.

ITEM 14.    Principal Accounting Fees and Services

Audit Fees

BDO Seidman, LLP, our independent registered public accounting firm (“BDO”) billed us an aggregate of approximately $693,000 in fees for professional services rendered for the audit of our annual financial statements and audit of the effectiveness of our internal controls over financial reporting for the fiscal year ended September 30, 2007, and the reviews of the financial statements included in our Form 10-Q for the quarters included therein.

BDO billed us an aggregate of approximately $847,000 in fees for professional services rendered for the audit of our annual financial statements and audit of the effectiveness of our internal controls over financial reporting for the fiscal year ended September 30, 2006, and the reviews of the financial statements included in our Form 10-Q for the second and third quarters of fiscal 2006.

We previously disclosed in our 2006 Form 10-K that a total of $725,000 had been billed by BDO for audit services rendered in connection with the audit of our annual financials statements and audit of the effectiveness of the internal controls over financial reporting for the fiscal year ended September 30, 2006.  Subsequent to fiscal year end, as is customary, we were billed an additional $122,000 which relates to our audit of the effectiveness of the internal controls over financial reporting.

Audit-Related Fees

BDO billed us an aggregate of approximately $7,000 and $36,000 in fees related to the fiscal years ended September 30, 2007 and 2006, respectively, for assurance and related services including accounting consultations in connection with merger and other transactions and consultations concerning financial accounting and reporting standards.

We previously disclosed  in our 2006 Form 10-K that audit related fees of approximately $25,000 had been billed by BDO for the fiscal year ended September 30, 2006; subsequently, we were billed an additional $11,000 relating to the above.

Tax Fees

We did not incur any tax fees from BDO for the fiscal years ended September 30, 2007 or 2006.

All Other Fees

We did not incur any other fees from BDO for the fiscal years ended September 30, 2007 or 2006.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant.  The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended September 30, 2007 and 2006, respectively, our Audit Committee pre-approved 100% of the services described above.

Index

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

Exhibits:
Exhibit Number	Description of Document

31.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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

Signature	Title		Date

/s/ Charles J. Harris	Director, Chief Executive Officer	)	January 25, 2008
Charles J. Harris		)
)
*	Director	)	January 25, 2008
Aristides W. Georgantas		)
)
*	Director	)	January 25, 2008
Herbert L. Lucas, Jr.		)
)
*	Director	)	January 25, 2008
Richard D. Field		)
)
*	Director	)	January 25, 2008
Jerry McElhatton		)
)
*	Director	)	January 25, 2008
Keith B. Hall		)
)
/s/ Alice L. Cheung	Chief Financial Officer and Treasurer	)	January 25, 2008
Alice L. Cheung		)
)
/s/ Jeffrey Jacobs	Director of Accounting	)	January 25, 2008
Jeffrey Jacobs		)

*By:	/s/ Alice L. Cheung
Alice L. Cheung
As Attorney-In-Fact

Index

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.