Form 10-Q
period 2007-12-31
ELECTRONIC CLEARING HOUSE INC
filed 2008-02-11
CIK 721773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of February 1, 2008, there were 7,046,379 shares of the Registrant's Common Stock outstanding.

ELECTRONIC CLEARING HOUSE, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	December 31,	September 30,
	2007	2007
Current assets:
Cash and cash equivalents	$9,158,000	$10,752,000
Restricted cash	1,145,000	1,168,000
Settlement deposits and funds held in trust	4,822,000	4,588,000
Settlement receivables, less allowance of $59,000 and $58,000	747,000	1,163,000
Accounts receivable, less allowance of $347,000 and $321,000	3,589,000	3,322,000
Prepaid expenses and other assets	990,000	522,000
Deferred tax asset	425,000	425,000
Total current assets	20,876,000	21,940,000

Noncurrent assets:
Property and equipment, net	2,317,000	2,444,000
Software, net	10,737,000	10,535,000
Other assets, net	560,000	215,000
Total assets	$34,490,000	$35,134,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$463,000	$493,000
Accounts payable	816,000	657,000
Accrued expenses	1,734,000	1,989,000
Accrued professional fees	662,000	902,000
Settlement payable and trust payable	5,569,000	5,751,000
Accrued compensation expenses	1,838,000	2,028,000
Total current liabilities	11,082,000	11,820,000

Noncurrent liabilities:
Long-term debt, net of current portion	742,000	834,000
Deferred tax liability	191,000	-0-
Total liabilities	12,015,000	12,654,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2007 and September 30, 2007	-0-	-0-
Common stock, $.01 par value, 36,000,000 shares authorized;7,078,648 and 7,056,848 shares issued; 7,040,379 and 7,018,579 shares outstanding, respectively	71,000	70,000
Additional paid-in capital	30,465,000	29,923,000
Accumulated deficit	(7,595,000)	(7,047,000)
Less treasury stock at cost, 38,269 and 38,269 common shares	(466,000)	(466,000)
Total stockholders' equity	22,475,000	22,480,000

Total liabilities and stockholders' equity	$34,490,000	$35,134,000

See accompanying notes to consolidated financial statements

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended December 31,
	2007		2006

REVENUES		$19,387,000	$19,379,000

COSTS AND EXPENSES:
Processing and transaction expense		13,972,000	12,927,000
Other operating costs		1,965,000	1,613,000
Research and development expense		496,000	485,000
Selling, general and administrative expenses		3,548,000	3,508,000
Merger related costs		368,000	286,000

		20,349,000	18,819,000

(Loss) income from operations		(962,000)	560,000

Interest income		114,000	130,000
Interest expense		(26,000)	(17,000)

(Loss) income before benefit (provision) for income taxes		(874,000)	673,000

Benefit (provision) for income taxes		326,000	(334,000)

Net (loss) income		$(548,000)	$339,000

Basic net (loss) earnings per share	$	(0.08)	$0.05

Diluted net (loss) earnings per share	$	(0.08)	$0.05

Weighted average shares outstanding
Basic		6,908,953	6,702,680
Diluted		6,908,953	7,203,680

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(548,000)	$339,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	277,000	231,000
Amortization of software and other intangibles	967,000	679,000
Loss on disposal of fixed assets	12,000	18,000
Provisions for losses on accounts and notes receivable	27,000	68,000
Deferred income taxes	191,000	228,000
Stock-based compensation	517,000	350,000
Excess tax benefit from stock-based compensation	-0-	(18,000)
Changes in assets and liabilities:
Restricted cash	23,000	(35,000)
Settlement deposits and funds held in trust	(234,000)	11,830,000
Accounts receivable	(293,000)	(257,000)
Settlement receivable	415,000	224,000
Settlement payable and trust payable	(182,000)	(12,067,000)
Accrued compensation expenses	(270,000)	(225,000)
Accounts payable	159,000	135,000
Accrued professional fees	(240,000)	(130,000)
Accrued expenses	(255,000)	(122,000)
Prepaid expenses and other assets	(468,000)	6,000

Net cash provided by operating activities	98,000	1,254,000

Cash flows from investing activities:
Other assets	(354,000)	-0-
Purchase of equipment	(158,000)	(126,000)
Purchased and capitalized software	(1,164,000)	(931,000)

Net cash used in investing activities	(1,676,000)	(1,057,000)

Cash flows from financing activities:
Repayment of notes payable	(122,000)	(72,000)
Proceeds from exercise of stock options	106,000	148,000
Excess tax benefit from stock-based compensation	-0-	18,000

Net cash (used in) provided by financing activities	(16,000)	94,000

Net (decrease) increase in cash	(1,594,000)	291,000
Cash and cash equivalents at beginning of period	10,752,000	11,604,000

Cash and cash equivalents at end of period	$9,158,000	$11,895,000

See accompanying notes to consolidated financial statements.

Index

ELECTRONIC CLEARING HOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The accompanying consolidated financial statements as of and for the three-month period ended December 31, 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the likely results for the entire fiscal year ending September 30, 2008.

As previously disclosed in the 2007 Form 10-K, during 2007, the Company refocused its sales and service strategy to provide merchants, banks, technology partners and collection agencies with electronic payment services that combine credit card, debit card and electronic check and collection services. The Company believes this “All-In-One” offering represents a significant competitive differentiator. In addition, the Company’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of the Company’s integrated collection and risk management services. As such, the Company has combined its Bankcard and Transaction Processing with its Check Related Products segments into one “payment processing” segment for 2008. The Company believes one segment is more representative of how the Company is structured and will be operated for 2008 and beyond.

Reclassifications:

Certain amounts in the September 30, 2007 and December 31, 2006 consolidated financial statements have been reclassified to conform to the current year presentation.  The Company broke out Accrued Professional Fees from Accrued Expenses, and the Balance Sheets and the Statement of Cash Flows have been adjusted accordingly.  The Company also broke out merger related costs on the Statement of Operations, which were previously included in Selling, General and Administrative expenses. Lastly, the Company reclassified certain salary amounts in the Statement of Operations for December 31, 2006 related to its change to one reporting segment described above..

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

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48).  This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities.  Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances.  The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits.  The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.  Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions.  FIN 48 is effective for annual periods beginning after December 15, 2006. We adopted FIN 48 on October 1, 2007.  See Note 7 for more information about the impact of adoption of this guidance on our financial position, results of operations and cash flows.

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

Index

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

NOTE 2 – Stock-Based Compensation:

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No.123(R), Share-Based Payment. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal years 2006, 2007 and 2008 include expenses related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company has not granted any stock options since the adoption of SFAS No. 123(R).

The Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Intuit Inc. on December 19, 2007.  The Merger Agreement prohibits the Company from issuing any equity awards from the date of the Merger Agreement through the closing date of the transaction unless consented to by Intuit (see Note 8).

Stock Options:

At December 31, 2007, the Company had one stock option plan, the Amended and Restated 2003 Stock Incentive Plan.  Under the Amended and Restated 2003 Stock Incentive Plan, the Board of Directors may grant options to purchase up to 1,150,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company.  At December 31, 2007, only 65,824 shares remained available for future grant under the plan.  Options cancelled due to forfeiture or expiration return to the pool available for grant.  The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such options; however, options may not be granted for terms in excess of ten years.  Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award.  The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates.  The terms of the plan provide for the granting of options at an exercise price not less than 100% of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date.  The exercise prices of all options outstanding at December 31, 2007 represent 100% of the fair market value of the stock at the date of grant.

A summary of the status of the Amended and Restated 2003 Stock Incentive Plan as of December 31, 2007 and of changes in options outstanding under the plan during the three months ended December 31, 2007 is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term(in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2007	767,925	$5.94

Options granted	-0-

Options exercised	(25,300)	$4.19

Options forfeited or expired	(-0-)

Options outstanding at December 31, 2007	742,625	$6.00	4.8	$7,880,000

Options vested and exercisable at December 31, 2007	598,825	$5.73	4.3	$6,516,000

Index

NOTE 2: (Continued)

Non-vested share activity under our Amended and Restated 2003 Stock Incentive Plan for the three-month period ended December 31, 2007 is summarized as follows:

	Non-vested Number Of Shares	Weighted Average Grant-Date Fair Value

Non-vested balance at September 30, 2007	250,400	$4.68
Vested	(106,600)	$4.34

Non-vested balance at December 31, 2007	143,800	$4.93

As of December 31, 2007, there was $665,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.  Compensation cost recognized in the quarters ended December 31, 2007 and 2006 was $140,000 and $147,000, respectively.

Cash received from stock option exercises for the three months ended December 31, 2007 and 2006 was $106,000 and $148,000, respectively.  The income tax benefits from stock option exercises totaled $18,000 for the three months ended December 31, 2006.  There was no income tax benefit from stock option exercises for the three months ended December 31, 2007.

Restricted Stock:

Restricted Stock is granted under the Amended and Restated 2003 Stock Incentive Plan.  Compensation expense related to restricted stock issued is recognized ratably over the service vesting period.  Restricted stock grants are normally vested over a five-year period.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates.  As of December 31, 2007, there was $1,163,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.  Compensation expense in the quarter ended December 31, 2007 was $59,000.

A summary of the status of the Company’s restricted stock awards as of December 31, 2007, and of changes in restricted stock outstanding under the plan during the three months ended December 31, 2007 is as follows:

	Number Of Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted stock awards nonvested at September 30, 2007	119,698	$11.92

Shares issued	4,500	$11.65

Shares forfeited	(8,000)	$11.25

Restricted stock awards outstanding at December 31, 2007	116,198	$11.95

Index

NOTE 2: (Continued)

In May 2006, the Company entered into an agreement with certain of its employees and executives to potentially grant 80,000 shares of restricted stock and 10,000 shares payable in cash.  The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2006, 2007 and 2008 or upon a change in control.  Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any.  As required by SFAS 123(R), 80,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 10,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market). In June 2007, the cumulative EBITDA targets were reduced and this was treated as a modification of an award under SFAS No. 123(R).  Since this agreement inception, 25,000 shares of restricted stock and 4,000 shares payable in cash have been forfeited.  In conjunction with this award, the Company recognized $101,000 and $99,000 of compensation expense for the quarters ended December 31, 2007 and 2006, respectively.

In June 2007, the Company entered into an agreement with certain of its employees and executives to potentially grant 100,000 shares of restricted stock and 21,000 shares payable in cash.  The restricted stock will only be granted and cash only be paid if the Company achieves predetermined cumulative Earnings Before Income Taxes and Depreciation and Amortization (“EBITDA”) for the fiscal years ending 2007, 2008 and 2009 or upon a change in control.  Cumulative EBITDA results must be reached or a reduced number of shares will be granted, if any.  As required by SFAS 123(R), 100,000 shares of this award have been treated as an equity award, with the fair value measured at the grant date and 21,000 shares have been treated as a liability award, with the fair value measured at the grant date and remeasured at the end of each reporting period (marked to market).  Since the agreement inception, 6,000 shares of restricted stock and 2,000 shares payable in cash were forfeited.  As the Company believes the cumulative EBITDA targets will be achieved, the Company recognized $163,000 of compensation expense for the three months ended December 31, 2007.

NOTE 3 – Earnings Per Share:

The Company calculates earnings per share as required by Statement of Financial Accounting Standard No. 128, "Earnings per Share."

	Three Months Ended
	December 31,
	2007	2006

Numerator:
Net (loss) income	$(548,000)	$339,000
Denominator:
Weighted average shares outstanding for basic (loss) earnings per share	6,908,953	6,702,680
Effect of dilutive stock options	-0-	501,000
Adjusted weighted average shares outstanding for diluted (loss)earnings per share	6,908,953	7,203,680

Basic net (loss) earnings per share	$(0.08)	$0.05
Diluted net (loss) earnings per share	$(0.08)	$0.05

Due to the net loss for the three-month period ended December 31, 2007, the diluted share calculation result was antidilutive.  Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 859,000 shares were excluded from the calculation. For the three months ended December 31, 2006, approximately 39,500 option shares attributable to the exercise of outstanding options and restricted stock grants were excluded from the calculation of diluted EPS because the effect was antidilutive.

Index

NOTE 4 – Supplemental Cash Flow Information:

	Three Months Ended
	December 31,
	2007	2006
Cash paid for:
Interest	$26,000	$17,000
Income Taxes	$8,000	89,000

Significant non-cash transactions for the three months ended December 31, 2007 were as follows:

•	Restricted stock valued at $52,000 was issued to a director of the company.

Significant non-cash transaction for the three months ended December 31, 2006 was as follows:

•	None

NOTE 5 – Commitments, Contingent Liabilities, and Guarantees:

The Company currently relies on cooperative relationships with, and sponsorship by, two banks in order to process its Visa, MasterCard and other bankcard transactions.  The agreement between the banks and the Company require the Company to assume and compensate the bank for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to merchant fraud, insolvency or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholders. The Company utilizes a number of systems and procedures to manage merchant risk. In addition, the Company requires cash deposits by certain merchants, which are held by the Company’s sponsoring bank to minimize the risk that chargebacks are not collectible from merchants. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company’s sponsoring bank as the merchant processor.  Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution.  For the last four months through December 31, 2007, this potential exposure totaled approximately $663 million. At December 31, 2007, the Company, through its sponsoring banks, had approximately $112,000 of unresolved chargebacks that were in the process of resolution.  At December 31, 2007, the Company, through its sponsoring banks, had access to $21.7 million in merchant deposits to cover any potential chargeback losses.

For the three-month periods ended December 31, 2007 and 2006, the Company processed approximately $508 million and $467 million, respectively, of Visa and MasterCard transactions, which resulted in $2.3 million in gross chargeback activities for the three months ended December 31, 2007 and $2.4 million for the three months ended December 31, 2006. Substantially all of these chargebacks were recovered from the merchants.

The Company’s contingent obligation with respect to chargebacks constitutes a guarantee as defined in Financial Accounting Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Others” (“FIN 45”).  FIN 45 requires that guarantees issued or modified subsequent to December 31, 2002 be initially recorded as liabilities in the Statement of Financial Position at fair value.  Since the Company’s agreement with its sponsoring bank, which establishes the guarantee obligation, was entered into prior to December 31, 2002 and has not been modified since that date, the measurement provisions of FIN 45 are not applicable to this guarantee arrangement.  The Company also entered into an arrangement with another sponsoring bank during the fourth quarter of the 2007 fiscal year; however, the only transactions processed through this new bank were for transactions with miminal potential of chargebacks. Therefore, no additional liabilities are considered to be applicable under FIN 45 for the three months ended December 31, 2007.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a reserve for chargeback loss allowance based on its processing volume and historical trends and data.  As of December 31, 2007 and 2006, the allowance for chargeback losses, which is classified as a component of the allowance for uncollectible accounts receivable, was $217,000 and $329,000, respectively. The expense associated with the valuation allowance is included in processing and transaction expense in the accompanying consolidated statements of income. For the three-month periods ended December 31, 2007 and 2006, the Company added $5,000 to income and expensed $26,000, respectively.

Index

NOTE 5: (Continued)

In its check guarantee business, the Company charges the merchant a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank.  Merchants typically present customer checks for processing on a regular basis and, therefore, dishonored checks are generally identified within a few days of the date the checks are guaranteed by the Company. Accordingly, management believes that its best estimate of the Company’s maximum potential exposure for dishonored checks at any given balance sheet date would not exceed the total amount of checks guaranteed in the last 10 days prior to the balance sheet date. As of December 31, 2007, the Company estimates that its maximum potential dishonored check exposure was approximately $2,470,000.

For the quarters ended December 31, 2007 and 2006, the Company guaranteed approximately $22,930,000 and $21,255,000 of merchant checks, respectively, which resulted in $156,000 and $148,000 of dishonored checks presented to the Company for payments, respectively.  The Company has the right to collect the full amount of the check from the checkwriter.  The Company establishes a reserve for this activity based on historical and projected loss experience.  For the quarter ended December 31, 2007 and 2006, the check guarantee loss was $90,000 and $92,000, respectively. The check guarantee loss is included in processing and transaction expense in the accompanying consolidated statements of income.

NOTE 6 – Litigation:

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

NOTE 7 – Effective Tax Rate:

The effective tax rate for the three months ended December 31, 2007 was a benefit of 37.3% as compared to a provision of 49.6% for the corresponding prior year period. The decrease in the tax rate was primarily due to the Company having a loss before income taxes for the quarter ended December 31, 2007, as compared to income before taxes for the corresponding prior year period.

Adoption of FASB Interpretation No. 48

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”  FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken in an income tax return.  FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements.  For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements.

As a result of the adoption of FIN 48, the Company recognized a decrease in deferred tax assets of approximately $525,000 for unrecognized tax benefits relating to tax credit carryforwards, which was accounted for as a reduction to the October 1, 2007 accounting for contingencies.  There was no cumulative effect on retained earnings as a result of the adoption of FIN 48.

None of the unrecognized tax benefits relate to tax positions for which the ultimate realization is highly certain, but for which there is uncertainty about the timing of the realization.  If we were to recognize these tax benefits, our income tax expense would reflect a favorable net impact of approximately $525,000.

There were no material changes to these amounts during the three months ended December 31, 2007.  We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2002.  Neither the Internal Revenue Service (IRS) nor the various state tax authorities have commenced an examination of the Company’s income tax returns for 2002 through 2006.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of the date of adoption of FIN 48, there was no accrual for the payment of interest and penalties. Also, there were no interest and penalties recognized during the three months ended December 31, 2007.

Index

NOTE 8 – Merger Transaction:

On December 19, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit Inc. (Intuit) in a merger transaction in which ECHO will become a wholly owned subsidiary of Intuit (the merger).  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of the Company’s common stock and all outstanding equity awards (which will vest in connection with the transaction) for a cash amount of $17.00 per share (less the applicable exercise price in the case of ECHO options), for a total purchase price of approximately $131 million on a fully diluted basis.  The transaction is subject to the Company’s shareholders approving the transaction and other customary closing conditions.  If the shareholder approval is satisfactorily obtained and the other conditions to closing are satisfied or waived, the merger is expected to be completed promptly following the special stockholder meeting on February 29, 2008.

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

OVERVIEW

Electronic Clearing House, Inc. (ECHO) is an electronic payment processor that provides for the payment processing needs of retail, online and recurring payment merchants through its direct sales team as well as channel partners that include technology companies, banks, collection agencies and other trusted resellers.  The company derives the majority of its revenue from bankcard and transaction processing services (“bankcard services”), whereby we provide solutions to merchants and banks to allow them to accept and process credit and debit card payments from consumers and check-related products (“check services”), whereby we provide various services to merchants and banks to allow them to accept and process check payments from consumers.  The principal services we offer with respect to our bankcard services, debit and credit card processing (where we provide authorization, clearing and settlement for all major credit and debit card brands), and with respect to our check services, check guarantee (where, if we approve a check transaction and a check is subsequently dishonored by the check writer's bank, the merchant is reimbursed by us), check verification (where, prior to approving a check, we search our negative and positive check writer database to determine whether the check writer has a positive record or  delinquent check-related debts), electronic check conversion (the conversion of a paper check at the point of sale to a direct bank debit which is processed for settlement through the Federal Reserve System’s Automated Clearing House (“ACH”) network), eCheck (the processing of a payment generally originating from an internet or recurring payment merchant wherein the direct debit from a consumer’s checking account occurs via the ACH network), check re-presentment (where we attempt to clear a check on multiple occasions via the ACH network prior to returning the check to the merchant so as to increase the number of cleared check transactions), and check collection (where we provide national scale collection services for returned checks).  We operate our services under the following brands:

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

As previously disclosed in the 2007 Form 10-K, during 2007, the Company refocused its sales and service strategy to provide merchants, banks, technology partners and collection agencies with electronic payment services that combine credit card, debit card and electronic check and collection services.  The Company believes this “All-In-One” offering represents a significant competitive differentiator. In addition, the Company’s services enable merchants to maximize revenue by offering a wide variety of payment options, minimize costs by dealing with one source and improve their bad debt collection rates through use of the Company’s integrated collection and risk management services.   As such, the Company has combined its Bankcard and Transaction Processing with its Check Related Products segments into one “payment processing” segment for 2008.   The Company believes one segment is more representative of how the Company is structured and will be operated for 2008 and beyond.

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

Index

On December 19, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by Intuit Inc. (Intuit) in a merger transaction in which we will become a wholly owned subsidiary of Intuit .  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of our common stock and all outstanding equity awards (which will vest in connection with the transaction) for a cash amount of $17.00 per share, for a total purchase price of approximately $131 million on a fully diluted basis.  The transaction is subject to our shareholders approving the transaction and other customary closing conditions. If our shareholder approval is satisfactorily obtained and the other conditions to closing are satisfied or waived, the merger is expected to be completed promptly following the special stockholders’ meeting on February 29, 2008.

Adoption of FASB Interpretation No. 48

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”  FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken in an income tax return.  FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements.  For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements.

Significant judgment is required to evaluate uncertain tax positions.  We evaluate our uncertain tax positions on a quarterly basis.  Our evaluations are based upon a number of factors, including changes in facts or circumstances and changes in tax law, among others.  Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.

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

Index

Direct Sales
We currently employ approximately 20 direct sales executives.  The field sales force is dispersed geographically throughout the United States and is tasked with securing processing relationships with merchants in our designated niche markets.  We also maintain a telesales force within the corporate headquarters.  This staff provides first line sales for business generated through our various marketing initiatives, including web, mail and print.  Additionally, the telesales team acts as a closing channel for new business referred by our Channel and Technology partnerships.

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

There are a number of competitors in the check services industry, the largest of which are TeleCheck (the leading provider of conversion and guarantee services and a subsidiary of First Data Corporation), SCAN (the largest verification provider in the nation), Certegy (purchased by Fidelity) and Global Payments.  While all four have major national accounts, we have been successful in winning the processing relationships for national accounts when competing for such business against these parties.  ECHO believes that it can effectively compete due to its ownership of the NCN database, its integrated set of check and collection services and the technological advantage of having been certified as both a Third-Party Processor and Acquirer Processor with the Visa POS Check Program.

Index

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 and 2006

Financial highlights for the first quarter of fiscal 2008 as compared to the same period last year were as follows:

•	Total revenue remained constant at $19.4 million

•	Gross margins from processing and transaction revenue was 27.9% for the current quarter as compared to 33.3% for the prior year

•	Operating income decreased 271.8% from $560,000 to an operating loss of $962,000

•	Diluted loss per share was $0.08 as compared to earnings of $0.05 per fully diluted share

•	Bankcard and transaction processing revenue increased 8.7% to $16.2 million

•	Bankcard processing volume increased 8.7% from $467.3 million to $508.1 million

•	Check-related revenue decreased 28.8% to $3.2 million

•	ACH transactions processed decreased 26.1% to 6.4 million transactions

Revenue.  Total revenue remained constant at $19,387,000 for the three months ended December 31, 2007, compared to $19,379,000 for the same period last year. This can be primarily attributed to the 8.7% growth in the bankcard processing revenue offset by the 28.8% decrease in the check services revenue as compared to the same period last year.  The decrease in check revenue primarily reflects the wind-down of the Company’s Internet wallet business and the discontinuation of services to several merchant categories that management determined were carrying unacceptable levels of business or financial risk.

The bankcard and transaction processing revenue increase was mainly attributable to an 8.7% increase in bankcard processing volume as compared to the prior year period.  This increase was the result of our organic growth and the growth from our various sales channels such as direct sales, channel partnerships and technology partnerships.

The check-related processing revenue decrease was attributable to a 26.1% decrease in ACH processing volume.  The decrease in ACH revenue was mainly due to the Internet wallet wind-down described above and discontinuation of services to several merchant categories that management determined was carrying unacceptable levels of business and financial risk.

We have one merchant who generated approximately 14.1% of bankcard processing revenue and 11.8% of total revenue during the current quarter.

Cost of Sales.  Bankcard processing expenses are directly related to the changes in processing revenue. A major component of the Company’s bankcard processing expense, the interchange fees paid to the card issuing banks, is normally fixed as a percentage of each bankcard transaction dollar processed.  Processing-related expenses, consisting primarily of data center processing costs, interchange fees, third-party processing fees, and communication expense, increased from $12,927,000 in the first fiscal quarter of 2007 to $13,972,000 in the current quarter, an 8.1% increase. The increase was primarily attributable to the 8.7% increase in bankcard processing revenue for the current quarter.

Index

Gross margin was 27.9% for the current quarter as compared to 33.3% for the same period last year.  This was mainly attributed to the 28.8% decrease in check related revenue which typically yields a higher margin.

Expense. Other operating costs such as personnel costs, telephone and depreciation expenses increased, from $1,613,000 in the first quarter of 2007 to $1,965,000 for the current fiscal quarter, a 21.8% increase. This was mainly attributable to the increase in personnel costs to support the product development group.

Research and development expenses remained relatively constant from $485,000 for the quarter ended December 31, 2006 to $496,000 in the current year quarter.  Continued investment in research and development and IT initiatives is critical to our ability to maintain our competitive position and strengthen our infrastructure to support growth.  We anticipate making continued investments in our IT initiatives and expect research and development expenses to remain at current levels for the remainder of the 2008 fiscal year.

Selling, general and administrative expenses increased from $3,508,000 in the first fiscal quarter of 2007 to $3,548,000 for the current fiscal quarter, an increase of 1.1%. This increase was primarily attributable to 1) a $112,000 increase in stock compensation expense; 2) an increase of $78,000 in employee recruitment expense; and 3) a $75,000 increase in board meetings and directors’ compensation.  These were offset by a $242,000 decrease in salaries and bonuses.  As a percentage of total revenue, selling, general and administrative expense was 18.1% for the prior year quarter as compared to 18.3% in the current quarter.

On December 19, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by Intuit Inc. (“Intuit”) in a merger transaction in which ECHO will become a wholly owned subsidiary of Intuit.  Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of the Company’s common stock and all outstanding equity awards (which will vest in connection with the transaction) for a cash amount of $17.00 per share (less the applicable exercise price in the case of ECHO options), for a total purchase price of approximately $131 million on a fully diluted basis.  The transaction is subject to the Company’s shareholders approving the transaction for which a special stockholders’ meeting is scheduled for February 29, 2008 and the satisfactory completion of certain closing conditions.  The Company previously had a merger agreement with Intuit that was entered into December 14, 2006 and mutually terminated by both parties on March 26, 2007.  We incurred approximately $368,000 and $286,000 for the three months ended December 31, 2007 and 2006, respectively, related to these merger agreements.

Operating Income.  Operating loss for the quarter ended December 31, 2007 was $962,000, as compared to operating income of $560,000 in the same period last year, a 271.8% decrease. The decrease in operating income was primarily due to the reasons described above.

Interest Expense and Income.   Net interest income was $88,000 for the three months ended December 31, 2007 as compared to $113,000 interest income for the prior year quarter. The decrease was due to the decreased cash and cash equivalents balances and an increase in debt balances.

Effective Tax Rate.  The effective tax rate for the quarter ended December 31, 2007 was a benefit of 37.3% as compared to a provision of 49.6% for the prior year quarter. The decrease in the tax rate was primarily due to the Company having a loss before income taxes for the quarter ended December 31, 2007 as compared to income before taxes for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 we had available cash and cash equivalents of $9,158,000, restricted cash of $1,145,000 in reserve with our primary processing bank and working capital of $9,794,000.

Accounts receivable, net of allowance for doubtful accounts, increased from $3,322,000 at September 30, 2007 to $3,589,000 at December 31, 2007.  Allowance for doubtful accounts reserved mainly for chargeback losses increased to $347,000 at December 31, 2007 from $321,000 at September 30, 2007.

Net cash provided by operating activities for the three months ended December 31, 2007 was $98,000, as compared to net cash provided by operating activities of $1,254,000 for the three months ended December 31, 2006. This was mainly due to the decrease in operating income from $560,000 in the prior year quarter to an operating loss of $962,000.

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

Index

In the three months ended December 31, 2007, we used $158,000 mainly for the purchase of computer equipment and $1,164,000 for the acquisition and capitalization of software costs, as compared to $126,000 for the purchase of equipment and $931,000 for the acquisition and capitalization of software costs for the same three-month period last year.  During the three months ended December 31, 2007, we paid off $122,000 of notes payable obligations. During the three months ended December 31, 2007, we had proceeds of $106,000 from stock option exercises.

At December 31, 2007 we had the following cash commitments:

Payment Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt including interest	$1,326,000	$513,000	$655,000	$158,000	$-0-

Capital lease obligations	25,000	25,000	-0-	-0-	-0-

Operating leases	1,477,000	548,000	483,000	446,000	-0-

Minimum vendor commitments	175,000	175,000	-0-	-0-	-0-

Total contractual cash obligations	$3,003,000	$1,261,000	$1,138,000	$604,000	$-0-

Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand.  As of December, 2007, the $3 million line of credit with Bank of the West is unused.  Management believes that our cash flow from operations together with cash on hand and our line of credit will be sufficient to meet our working capital and other commitments.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2007, we did not have any off-balance sheet arrangements.

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

We have implemented systems and software for the electronic surveillance and monitoring of fraudulent bankcard and ACH use.  As of December 31, 2007, we maintained a dedicated chargeback reserve of $915,000 at our primary bank specifically earmarked for such activity.  Additionally, through our sponsoring banks, as of December 31, 2007, we had access to approximately $21.7 million in merchant deposits to cover any potential chargeback losses.  Despite a long history of managing such risk, we cannot guarantee that these systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Depending on the size of such losses, our results of operations could be immediately and materially adversely affected.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to our sponsoring banks as the merchant processor.  Therefore, management believes that the maximum potential exposure for the chargebacks would not exceed the total amount of transactions processed through Visa and MasterCard for the last four months and other unresolved chargebacks in the process of resolution.  For the last four months through December 31, 2007, this potential exposure totaled approximately $663 million.  At December 31, 2007, we, through our sponsoring banks, had approximately $112,000 of unresolved chargebacks that were in the process of resolution. At December 31, 2007, we, through our sponsoring banks, had access to $21.7 million belonging to our merchants. This money has been deposited at the sponsoring bank by the merchants to cover any potential chargeback losses.

For the three-month periods ended December 31, 2007 and 2006, we processed approximately $508 million and $467 million, respectively, of Visa and MasterCard transactions, which resulted in $2.3 million in gross chargeback activities for the three months ended December 31, 2007 and $2.4 million for the three months ended December 31, 2006. Substantially all of these chargebacks were recovered from the merchants.

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

We depend on approximately 100 key merchant accounts for our organic growth and profitability. One merchant accounted for approximately 14.1% of our bankcard processing revenue during the quarter ended December 31, 2007.  The loss of this account or the loss of merchants from this select group could adversely affect our results of operations.

Index

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

The check guarantee business is essentially a risk management business.  Any limitation of a risk management system could result in financial obligations being incurred by ECHO relative to our check guarantee activity.  While ECHO has provided check guarantee services for several years, there can be no assurance that our current risk management systems are adequate to assure against any financial loss relating to check guarantee.  ECHO is enhancing its current risk management systems and it is being conservative with reference to the type of merchants to which it offers guarantee services in order to minimize this risk but no assurance can be given that such measures will be adequate.  During the quarter ended December 31, 2007, we incurred $90,000 in losses from uncollected guaranteed checks.

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

Because technology in the payment processing industry evolves rapidly, we need to continue to invest in research and development in both the bankcard processing business segment and the check-related products segment in order to remain competitive. This includes investments in our technology platforms to permit them to process higher transaction volumes, to transition some of these technologies to more commonly used platforms, to permit us to process foreign currency transactions, and to expand our point-of-sale connection capability for our bankcard processing services. Research and development expenses increased from $485,000 in the first quarter of fiscal 2007 to $496,000 in the current year quarter 2007. Most of our development project costs were capitalized once we entered into coding and testing phases. We continue to evaluate projects, which we believe will assist us in our efforts to stay competitive.  Although we believe that our investment in these projects will ultimately increase earnings, there is no assurance as to when or if these new products will show profitability or if we will ever be able to recover the costs invested in these projects.  Additionally, if we fail to commit adequate resources to grow our technology on pace with market growth, we could quickly lose our competitive position, including the loss of our merchant and bank customers.

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

We are involved in various lawsuits arising in the ordinary course of business.  Although we believe that the claims asserted in such lawsuits are without merit, the cost to us for the fees and expenses to defend such lawsuits could have a material adverse effect on our financial condition, results of operations or cash flow.  In addition, there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims.  For the three months ended December 31, 2007, we spent approximately $204,000 in total legal fees, including $118,000 in merger related legal expenses.

Our inability to recover from natural disasters could harm our business.

We currently maintain two data centers: one in Camarillo, California, and one in Albuquerque, New Mexico (co-location facility). Should a natural disaster occur in any of the locations, it is possible that we would not be able to fully recover full functionality at one of our data centers. To minimize this risk, we completed a full back-up site in Albuquerque in October of 2006.  Despite such contingent capabilities, it is possible a natural disaster could limit or completely disable a specific service offered by ECHO until such time that the specific location could resume its functionality.  Our inability to provide such service could have a material adverse effect on our business and results of operations.

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

Our stock price has been volatile.

Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock.  Over the course of the quarter ended December 31, 2007, the market price of our common stock has been as high as $16.66, and as low as $7.40.  Additionally, over the course of the year ended September 30, 2007, the market price of our common stock was as high as $18.73 and as low as $8.40.  The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

In response to our pending merger transaction with Intuit, our customers may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product and service offerings following the merger and our willingness to support, service, develop and upgrade existing products.  In order to address customer uncertainty, we may incur additional obligations.  Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources.  In addition, the market value of our common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations, or prospects of ECHO, market assessments of the merger, market and economic considerations, or other factors.  However, there will be no adjustment to the consideration to be received by our stockholders in connection with the merger, and in particular there will be no increase in the consideration payable by Intuit even if our value increases or we report better than expected financial results.  We do not have a right to terminate the merger agreement based upon increases in the value of our common stock.  In addition, because the consideration is payable in cash, our stockholders will not have any opportunity to benefit from an increase in the value of Intuit’s common stock after the merger closes.

The merger is subject to a number of conditions, many of which are beyond our control.  If the merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand-alone basis.  The closing of the merger and the integration of our business into Intuit’s business will make substantial demands on our management, which may limit the time available to management to attend to other operational, financial and strategic issues of our company, which could adversely affect our business.  We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed.  Moreover, under specified circumstances, we may be required to pay Intuit a termination fee of $3,925,000 in connection with the termination of the merger agreement under certain circumstances.

Index

Some of our material agreements have provisions which require us to obtain consents or waivers from other parties to such agreements in connection with a merger or change of control.  Our failure to obtain such consents could adversely impact our ability to consummate the merger.

Some of our material agreements require us to obtain consents or waivers from other parties in connection with mergers or changes in control. While we are currently in the process of obtaining consents and waivers from all required third parties, there can be no assurance that we will obtain such consents or waivers from all required third parties.  Our failure to obtain necessary third party consents and waivers could violate the terms of the relevant contracts, cause a failure of the relevant conditions in the merger agreement, and could result in our failure to consummate the merger.

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

As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation , our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective.

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, our internal control over financial reporting, except the hiring of an internal auditor.

Index

PART II.  OTHER INFORMATION

Item 1a.	Risk Factors

For a listing of our Risk Factors, see Part I, Item 2.

Item 6.	Exhibits

See exhibit index.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CLEARING HOUSE, INC.
(Registrant)

Date: February 11, 2008	By: /s/ Alice Cheung
Alice Cheung, Treasurer and Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger dated December 19, 2007 by and among Intuit, Inc., Elan Acquisition Corporation and Electronic clearing House, Inc.[1]
10.1	Form of Voting Agreement between Intuit, Inc. and the Officers and Directors of Electronic Clearing House, Inc.[1]
31.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-4(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Charles J. Harris, Chief Executive Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Alice L. Cheung, Chief Financial Officer of Electronic Clearing House, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

[1]	Filed as an exhibit to Electronic Clearing House, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.